Form 10-Q
period 2015-06-30
TRIMAS CORP
filed 2015-08-04
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2015, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,407,222 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the Company's leverage; liabilities imposed by the Company's debt instruments; market demand; competitive factors; supply constraints; material and energy costs; technology factors; litigation; government and regulatory actions; the Company's accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company's business and industry; the Company’s ability to integrate Allfast and attain the expected synergies, including that the acquisition is accretive; future prospects of the Company; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2014. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	June 30, 2015	December 31, 2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$26,170	$24,420
Receivables, net of reserves of approximately $2.6 million and $2.2 million as of June 30, 2015 and December 31, 2014, respectively	140,150	132,800
Inventories	179,670	171,260
Deferred income taxes	24,030	24,030
Prepaid expenses and other current assets	18,850	8,690
Current assets, discontinued operations	—	197,420
Total current assets	388,870	558,620
Property and equipment, net	176,970	177,470
Goodwill	457,720	460,080
Other intangibles, net	286,700	297,420
Other assets	24,750	27,960
Non-current assets, discontinued operations	—	140,200
Total assets	$1,335,010	$1,661,750
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$10,460	$23,400
Accounts payable	106,380	103,510
Accrued liabilities	59,850	63,110
Current liabilities, discontinued operations	—	119,900
Total current liabilities	176,690	309,920
Long-term debt	453,490	615,170
Deferred income taxes	46,130	46,320
Other long-term liabilities	56,560	64,450
Non-current liabilities, discontinued operations	—	35,260
Total liabilities	732,870	1,071,120
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 45,260,103 shares at June 30, 2015 and 45,280,385 shares at December 31, 2014	450	450
Paid-in capital	808,450	806,810
Accumulated deficit	(205,030)	(226,850)
Accumulated other comprehensive income (loss)	(1,730)	10,220
Total shareholders' equity	602,140	590,630
Total liabilities and shareholders' equity	$1,335,010	$1,661,750

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	$224,900	$224,710	$449,030	$441,540
Cost of sales	(163,180)	(161,950)	(324,390)	(318,340)
Gross profit	61,720	62,760	124,640	123,200
Selling, general and administrative expenses	(42,510)	(37,390)	(82,410)	(73,720)
Operating profit	19,210	25,370	42,230	49,480
Other expense, net:
Interest expense	(3,720)	(2,120)	(7,170)	(4,230)
Debt financing and extinguishment costs	(1,970)	—	(1,970)	—
Other expense, net	(290)	(1,380)	(1,610)	(1,720)
Other expense, net	(5,980)	(3,500)	(10,750)	(5,950)
Income from continuing operations before income tax expense	13,230	21,870	31,480	43,530
Income tax expense	(4,740)	(7,430)	(11,050)	(15,400)
Income from continuing operations	8,490	14,440	20,430	28,130
Income (loss) from discontinued operations, net of tax	(6,780)	11,760	(4,740)	17,450
Net income	1,710	26,200	15,690	45,580
Less: Net income attributable to noncontrolling interests	—	—	—	810
Net income attributable to TriMas Corporation	$1,710	$26,200	$15,690	$44,770
Basic earnings per share attributable to TriMas Corporation:
Continuing operations	$0.19	$0.32	$0.45	$0.61
Discontinued operations	(0.15)	0.26	(0.10)	0.39
Net income per share	$0.04	$0.58	$0.35	$1.00
Weighted average common shares—basic	45,150,827	44,901,090	45,074,394	44,834,842
Diluted earnings per share attributable to TriMas Corporation:
Continuing operations	$0.19	$0.32	$0.45	$0.60
Discontinued operations	(0.15)	0.26	(0.10)	0.39
Net income per share	$0.04	$0.58	$0.35	$0.99
Weighted average common shares—diluted	45,418,907	45,230,862	45,409,875	45,208,488

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$1,710	$26,200	$15,690	$45,580
Other comprehensive income (loss):
Defined benefit pension and postretirement plans (net of tax of $1.5 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $1.6 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively) (Note 13)	2,480	170	2,730	350
Foreign currency translation	880	2,980	(5,660)	4,860
Derivative instruments (net of tax of $0.1 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively) (Note 8)	(320)	(530)	(710)	(220)
Total other comprehensive income (loss)	3,040	2,620	(3,640)	4,990
Total comprehensive income	4,750	28,820	12,050	50,570
Less: Net income attributable to noncontrolling interests	—	—	—	810
Total comprehensive income attributable to TriMas Corporation	$4,750	$28,820	$12,050	$49,760

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Six months ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$15,690	$45,580
Income (loss) from discontinued operations	(4,740)	17,450
Income from continuing operations	20,430	28,130
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on dispositions of property and equipment	300	180
Depreciation	10,830	10,380
Amortization of intangible assets	10,580	7,180
Amortization of debt issue costs	1,020	960
Deferred income taxes	(250)	(3,110)
Non-cash compensation expense	2,870	4,190
Excess tax benefits from stock based compensation	(270)	(1,030)
Debt financing and extinguishment costs	1,970	—
Increase in receivables	(8,930)	(22,370)
(Increase) decrease in inventories	(9,210)	2,030
Decrease in prepaid expenses and other assets	510	1,380
Increase (decrease) in accounts payable and accrued liabilities	(8,550)	10,750
Other, net	(820)	560
Net cash provided by operating activities of continuing operations	20,480	39,230
Net cash used for operating activities of discontinued operations	(14,030)	(16,240)
Net cash provided by operating activities	6,450	22,990
Cash Flows from Investing Activities:
Capital expenditures	(12,890)	(12,940)
Net proceeds from disposition of property and equipment	690	40
Net cash used for investing activities of continuing operations	(12,200)	(12,900)
Net cash used for investing activities of discontinued operations	(2,510)	(7,350)
Net cash used for investing activities	(14,710)	(20,250)
Cash Flows from Financing Activities:
Proceeds from borrowings on term loan facilities	275,000	—
Repayments of borrowings on term loan facilities	(441,360)	(4,440)
Proceeds from borrowings on revolving credit and accounts receivable facilities	697,890	552,110
Repayments of borrowings on revolving credit and accounts receivable facilities	(703,390)	(489,310)
Payments for deferred purchase price	(5,710)	—
Debt financing fees	(1,850)	—
Distributions to noncontrolling interests	—	(580)
Payment for noncontrolling interests	—	(51,000)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(2,620)	(2,740)
Proceeds from exercise of stock options	430	430
Excess tax benefits from stock based compensation	270	1,030
Cash transferred to the Cequent businesses	(17,050)	—
Net cash provided by (used for) financing activities of continuing operations	(198,390)	5,500
Net cash provided by financing activities of discontinued operations	208,400	3,140
Net cash provided by financing activities	10,010	8,640
Cash and Cash Equivalents:
Net increase for the period	1,750	11,380
At beginning of period	24,420	27,000
At end of period	$26,170	$38,380
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,690	$5,550
Cash paid for taxes	$17,390	$10,740

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Six Months Ended June 30, 2015
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2014	$450	$806,810	$(226,850)	$10,220	$590,630
Net income attributable to TriMas Corporation	—	—	15,690	—	15,690
Other comprehensive loss	—	—	—	(3,640)	(3,640)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(2,620)	—	—	(2,620)
Stock option exercises and restricted stock vestings	—	430	—	—	430
Excess tax benefits from stock based compensation	—	270	—	—	270
Non-cash compensation expense	—	3,560	—	—	3,560
Distribution of the Cequent businesses	—	—	6,130	(8,310)	(2,180)
Balances, June 30, 2015	$450	$808,450	$(205,030)	$(1,730)	$602,140

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer and distributor of products for commercial, industrial and consumer markets. The Company is principally engaged in the following reportable segments with diverse products and market channels: Packaging, Aerospace, Energy and Engineered Components. See Note 10, "Segment Information," for further information on each of the Company's reportable segments.
On June 30, 2015, the Company completed the previously announced spin-off of its Cequent businesses, creating a new independent publicly traded company, Horizon Global Corporation ("Horizon"). In addition, on June 30, 2015, immediately prior to the effective time of the spin-off, Horizon paid a cash distribution to the Company of $214.5 million using the proceeds of its new debt financing arrangement and cash on hand.
Consistent with previous estimates, the Company incurred approximately $30 million of one-time, pre-tax costs associated with the spin-off, of which, approximately $29 million were incurred during 2015. These costs primarily related to financing, legal, tax and accounting services rendered by third parties. Of the $30 million in costs, approximately $18 million was included in the income (loss) from discontinued operations, $9 million was capitalized as deferred financing fees associated with Horizon's debt issuance coincident with the spin-off and is included in the balance sheet of the discontinued operations and approximately $3 million relates to fees associated with the Company's refinancing of long-term debt, of which approximately $2 million was included in the income from continuing operations as debt financing and extinguishment costs and approximately $1 million was capitalized as deferred financing fees in the accompanying consolidated balance sheet.
The financial position, results of operations and cash flows of the Cequent businesses are reflected as discontinued operations for all periods presented through the date of the spin-off. See Note 3, "Discontinued Operations," for further details regarding the spin-off.
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
2. New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is currently effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company is in the process of assessing the impact of the adoption of ASU 2015-03 on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. In July 2015, the FASB issued a deferral of ASU 2014-09 of one year, making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption, but not before the original effective date. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3. Discontinued Operations
Spin-off of the Cequent businesses
On June 30, 2015, the Company completed the previously announced spin-off of its Cequent businesses (comprised of the Cequent Americas and Cequent Asia Pacific Europe Africa ("Cequent APEA") reportable segments), creating a new independent publicly traded company, Horizon Global Corporation, through the distribution of 100% of the Company's interest in Horizon to holders of the Company's common shares. On June 30, 2015, each of the Company's shareholders of record as of the close of business on the record date of June 25, 2015 received two shares of Horizon common stock for every five shares of TriMas common stock held. In addition, on June 30, 2015, immediately prior to the effective time of the spin-off, Horizon entered into a new debt financing arrangement and used the proceeds to make a cash distribution of $214.5 million to the Company.
The Cequent businesses are presented as discontinued operations in the Company's consolidated balance sheet, the consolidated statements of income and cash flows for all periods presented.
The carrying value of the assets and liabilities immediately preceding the spin-off of the Cequent businesses on June 30, 2015, and as of December 31, 2014 were as follows:

	Immediately preceding the spin-off on June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$17,050	$—
Receivables, net	92,750	63,520
Inventories	125,750	123,370
Deferred income taxes	4,840	4,840
Prepaid expenses and other current assets	6,520	5,690
Total current assets	246,910	197,420
Property and equipment, net	$48,870	$55,180
Goodwill	5,630	6,580
Other intangibles, net	61,400	66,510
Other assets	15,910	11,930
Total assets	$378,720	$337,620
Liabilities
Current liabilities:
Current maturities, long-term debt	$17,940	$460
Accounts payable	81,830	81,500
Accrued liabilities	44,190	37,940
Total current liabilities	143,960	119,900
Long-term debt	195,460	300
Deferred income taxes	9,220	8,970
Other long-term liabilities	27,900	25,990
Total liabilities	$376,540	$155,160

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Results of discontinued operations, including the discontinued Cequent businesses and NI Industries, are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net sales	$158,540	$179,270	$300,900	$330,180
Cost of sales	(120,800)	(132,270)	(227,860)	(247,040)
Gross profit	37,740	47,000	73,040	83,140
Selling, general and administrative expenses	(41,540)	(28,330)	(72,360)	(55,990)
Operating profit	(3,800)	18,670	680	27,150
Interest expense	(1,320)	(1,320)	(2,540)	(2,680)
Other expense, net	(720)	(530)	(1,970)	(1,210)
Other expense, net	(2,040)	(1,850)	(4,510)	(3,890)
Income (loss) from discontinued operations, before income taxes	(5,840)	16,820	(3,830)	23,260
Income tax expense	(940)	(5,060)	(910)	(5,810)
Income (loss) from discontinued operations, net of tax	$(6,780)	$11,760	$(4,740)	$17,450
NI Industries
During the third quarter of 2014, the Company ceased operations of its former NI Industries business, which manufactured cartridge cases for the defense industry and was party to a U.S. Government facility maintenance contract. Net sales for NI Industries were approximately $1.0 million and $3.3 million for the three months and six months ended June 30, 2014, respectively, and net loss was approximately $0.2 million and $0.1 million for the three months and six months ended June 30, 2014, respectively. There were no net sales or net income (loss) for NI Industries during the three or six months ended June 30, 2015.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2015 are summarized as follows:

	Packaging	Aerospace	Energy	Engineered Components	Total
	(dollars in thousands)
Balance, December 31, 2014	$169,350	$210,130	$73,180	$7,420	$460,080
Foreign currency translation and other	(1,510)	—	(850)	—	(2,360)
Balance, June 30, 2015	$167,840	$210,130	$72,330	$7,420	$457,720
The gross carrying amounts and accumulated amortization of the Company's other intangibles as of June 30, 2015 and December 31, 2014 are summarized below. The Company amortizes these assets over periods ranging from one to 30 years.

	As of June 30, 2015		As of December 31, 2014
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$75,210	$(22,110)	$75,300	$(18,180)
Customer relationships, 15 – 25 years	132,230	(34,600)	132,230	(31,140)
Total customer relationships	207,440	(56,710)	207,530	(49,320)
Technology and other, 1 – 15 years	57,930	(20,840)	58,040	(18,750)
Technology and other, 17 – 30 years	43,300	(28,200)	43,300	(27,150)
Total technology and other	101,230	(49,040)	101,340	(45,900)
Indefinite-lived intangible assets:
Trademark/Trade names	83,780	—	83,770	—
Total other intangible assets	$392,450	$(105,750)	$392,640	$(95,220)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Technology and other, included in cost of sales	$1,480	$1,150	$3,080	$2,300
Customer relationships, included in selling, general and administrative expenses	3,740	2,440	7,500	4,880
Total amortization expense	$5,220	$3,590	$10,580	$7,180

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. Inventories
Inventories consist of the following components:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Finished goods	$107,480	$104,760
Work in process	22,910	24,300
Raw materials	49,280	42,200
Total inventories	$179,670	$171,260
6. Property and Equipment, Net
Property and equipment consists of the following components:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Land and land improvements	$14,440	$14,710
Buildings	63,850	60,570
Machinery and equipment	266,020	262,670
	344,310	337,950
Less: Accumulated depreciation	167,340	160,480
Property and equipment, net	$176,970	$177,470
Depreciation expense as included in the accompanying consolidated statement of income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Depreciation expense, included in cost of sales	$5,020	$4,470	$9,380	$8,830
Depreciation expense, included in selling, general and administrative expense	730	770	1,450	1,550
Total depreciation expense	$5,750	$5,240	$10,830	$10,380
7. Long-term Debt
The Company's long-term debt consists of the following:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Credit Agreement	$403,280	$559,530
Receivables facility and other	60,670	79,040
	463,950	638,570
Less: Current maturities, long-term debt	10,460	23,400
Long-term debt	$453,490	$615,170

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Agreement
During the second quarter of 2015, the Company amended its credit agreement (the "Credit Agreement"), pursuant to which the Company was able to extend maturities and resize its credit facilities following the spin-off of the Cequent businesses. The Credit Agreement consists of a $500.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies ("Foreign Currency Loans"), subject to a $75.0 million sub limit, and a $275.0 million senior secured term loan A facility ("Term Loan A Facility"). The cash distribution to the Company from Horizon was used to reduce the outstanding borrowings under the previous credit agreement.
Below is a summary of key terms under the Credit Agreement as of June 30, 2015, and the key terms of the previous credit agreement in place immediately prior to entering into the amended Credit Agreement on June 30, 2015, with term loans showing the face amount of borrowings at debt issuance and revolving credit facilities showing gross availability at each date:

Instrument	Amount ($ in millions)	Maturity Date	Interest Rate
Credit Agreement
Senior secured revolving credit facility	$500.0	6/30/2020	LIBOR(a) plus 1.625%(b)
Senior secured term loan A facility	$275.0	6/30/2020	LIBOR(a) plus 1.625%(b)

Previous Credit Agreement
Senior secured revolving credit facility	$575.0	10/16/2018	LIBOR(a) plus 1.625%
Senior secured term loan A facility	$450.0	10/16/2018	LIBOR(a) plus 1.625%
__________________________
(a) London Interbank Offered Rate ("LIBOR")
(b) The initial interest rate spread for the amended Credit Agreement is stated as 1.625%
The Credit Agreement also provides incremental term loan and/or revolving credit facility commitments in an amount not to exceed the greater of $300.0 million and an amount such that, after giving effect to such incremental commitments and the incurrence of any other indebtedness substantially simultaneously with the making of such commitments, the senior secured net leverage ratio, as defined, is no greater than 2.50 to 1.00. The terms and conditions of any incremental term loan and/or revolving credit facility commitments must be no more favorable than the existing credit facility.
The Company may be required to prepay a portion of its Term Loan A Facility in an amount equal to a percentage of the Company's excess cash flow, as defined, with such percentage based on the Company's leverage ratio, as defined. As of June 30, 2015, no amounts are due under this provision.
The Company is also able to issue letters of credit, not to exceed $40.0 million in aggregate, against its revolving credit facility commitments. At June 30, 2015 and December 31, 2014, the Company had letters of credit of approximately $22.7 million and $21.9 million, respectively, issued and outstanding.
At June 30, 2015, the Company had approximately $128.3 million outstanding under its revolving credit facility and had $349.0 million potentially available after giving effect to approximately $22.7 million of letters of credit issued and outstanding. At December 31, 2014, the Company had approximately $118.1 million outstanding under its revolving credit facility and had $435.0 million potentially available after giving effect to approximately $21.9 million of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had $123.0 million and $192.0 million at June 30, 2015 and December 31, 2014, respectively, of borrowing capacity available for general corporate purposes.
Principal payments required under the Credit Agreement for the Term Loan A Facility are approximately $3.4 million due each fiscal quarter from December 2015 through September 2018 and approximately $5.2 million due each fiscal quarter from December 2018 through March 2020, with final payment of $202.8 million due on June 30, 2020.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $75.0 million foreign currency sub limit of the $500.0 million senior secured revolving credit facility are secured by a pledge of the assets of the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including restrictions on the incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). At June 30, 2015, the Company was in compliance with its financial covenants contained in the Credit Agreement.
The Company incurred approximately $1.8 million in fees to complete the Credit Agreement, of which approximately $1.4 million was capitalized as deferred financing fees as of June 30, 2015 and $0.4 million was recorded as debt financing fees in the accompanying consolidated statement of income during the three months ended June 30, 2015. The Company also recorded non-cash debt extinguishment costs of $1.5 million related to the write-off of deferred financing fees associated with the previous term loan.
As of June 30, 2015, the Company's Term Loan A Facility and revolving credit facility approximated fair value as the Credit Agreement was refinanced on June 30, 2015. As of December 31, 2014, the Company's Term Loan A Facility traded at approximately 99.5% of par value and the Company's revolving credit facility traded at approximately 99.2% of par value. The valuations of the Credit Agreement were determined based on Level 2 inputs under the fair value hierarchy, as defined.
Receivables Facility
The Company is a party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. During the second quarter of 2015, the Company amended the facility to remove the Cequent businesses and to reduce the committed funding from $105.0 million to $75.0 million, with no other significant changes to the facility.
Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $75.0 million to a third party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 3-month LIBOR-based rate plus a usage fee of 1.00% and 1.15% as of June 30, 2015 and 2014, respectively, and a fee on the unused portion of the facility of 0.35% as of June 30, 2015 and 2014.
The Company had approximately $60.3 million and $78.7 million outstanding under the facility as of June 30, 2015 and December 31, 2014, respectively, and $0.1 million and $1.6 million, respectively, available but not utilized. Aggregate costs incurred under the facility were approximately $0.3 million for each of the three months ended June 30, 2015 and 2014, and $0.5 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively, and are included in interest expense in the accompanying consolidated statement of income. The facility expires on October 16, 2018.
The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the agreement. As of June 30, 2015, the cost of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.6 months and an average discount rate of 1.8%.
8. Derivative Instruments
In December 2012, the Company entered into an interest rate swap agreement to fix the LIBOR-based variable portion of the interest rate on its Term Loan A Facility at 0.74%, beginning February 2013. The interest rate swap amortizes with the Term Loan A facility payments and as of June 30, 2015 the interest rate swap had a total notional amount of $151.3 million. The interest rate swap expires on October 11, 2017, and at inception the Company designated the swap agreement as a cash flow hedge.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of June 30, 2015 and December 31, 2014, the fair value carrying amount of the Company's derivative instrument is recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	June 30, 2015	December 31, 2014
		(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swap	Other assets	$570	$1,270
Interest rate swap	Accrued liabilities	(320)	(180)
Total derivatives designated as hedging instruments		$250	$1,090
The following tables summarize the income recognized in accumulated other comprehensive income ("AOCI"), the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three and six months ended June 30, 2015 and 2014:

	Amount of Income Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended June 30,		Six months ended June 30,
	As of June 30, 2015	As of December 31, 2014	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2015	2014	2015	2014
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swap	$150	$680	Income from discontinued operations	$(220)	$(250)	$(440)	$(490)
Over the next 12 months, the Company expects to reclassify approximately $0.3 million of pre-tax deferred losses from AOCI to interest expense as the related interest payments for the designated interest rate swap are funded.
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's interest rate swap use observable inputs such as interest rate yield curves. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 are shown below.

	Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(dollars in thousands)
June 30, 2015	Interest rate swap	Recurring	$250	$—	$250	$—
December 31, 2014	Interest rate swap	Recurring	$1,090	$—	$1,090	$—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. Commitments and Contingencies
Asbestos
As of June 30, 2015, the Company was a party to 1,086 pending cases involving an aggregate of 6,967 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal Year Ended December 31, 2014	7,975	210	155	38	$18,734	$2,800,000
Six Months Ended June 30, 2015	7,992	173	1,187	11	$13,505	$1,559,705
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 6,967 claims pending at June 30, 2015, 148 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory & Punitive			Compensatory Only			Punitive Only
Range of damages sought (in millions)	$0.0 to $5.0	$5.0 to $10.0	$10.0+	$0.0 to $0.6	$0.6 to $5.0	$5.0+	$0.0 to $2.5	$2.5 to $5.0	$5.0+
Number of claims	73	47	28	20	58	70	142	5	1
In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.
Total settlement costs (exclusive of defense costs) for all asbestos-related cases, some of which were filed over 20 years ago, have been approximately $7.5 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely there will be a period within the next one or two years, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.

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
Claims and Litigation
The Company is subject to other claims and litigation in the ordinary course of business which the Company does not believe are material.  In addition, a claim was recently made against the Company by a competitor alleging false advertising where, although no formal demand was made, the Company believed the competitor may be seeking in excess of $10 million.  During the second quarter of 2015, the Company resolved the matter for approximately $2.8 million, inclusive of attorney fees and expenses.

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
Packaging – Highly engineered closure and dispensing systems for a range of end markets, using steel and plastic industrial and consumer packaging applications.
Aerospace – Permanent blind bolts, temporary fasteners, highly engineered specialty fasteners and other precision machined parts used in the commercial, business and military aerospace industries.
Energy – Metallic and non-metallic industrial sealant products and fasteners for the petroleum refining, petrochemical and other industrial markets.
Engineered Components – High-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, and natural gas engines, compressors, gas production equipment and chemical pumps engineered for use at well sites for the oil and gas industry.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net Sales
Packaging	$89,580	$86,250	$168,540	$167,680
Aerospace	43,220	31,820	88,960	59,010
Energy	50,150	52,320	101,310	105,100
Engineered Components	41,950	54,320	90,220	109,750
Total	$224,900	$224,710	$449,030	$441,540
Operating Profit (Loss)
Packaging	$20,710	$20,540	$38,220	$38,900
Aerospace	7,220	5,660	15,300	10,520
Energy	(7,170)	(630)	(6,830)	1,970
Engineered Components	6,220	8,950	12,190	16,830
Corporate expenses	(7,770)	(9,150)	(16,650)	(18,740)
Total	$19,210	$25,370	$42,230	$49,480
On June 30, 2015, the Company completed the previously announced spin-off of its Cequent businesses. The results of operations of the former Cequent APEA and Cequent Americas segments are reflected as discontinued operations for all periods presented through the date of the spin-off. The Company's revenues by continent of domicile, as disclosed on the Company's Form 10-K for the year ended December 31, 2014, are not significantly different due to the spin-off, except in Australia, where almost all of the Company's pre-spin-off revenues were generated by the Cequent APEA reportable segment. See Note 3, "Discontinued Operations," for further details regarding the spin-off.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Stock Options
The Company did not grant any stock options during the six months ended June 30, 2015. Information related to stock options at June 30, 2015 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	251,667	$6.39
Exercised	(31,396)	13.77
Cancelled	(4,871)	7.04
Expired	(2,500)	23.00
Outstanding at June 30, 2015	212,900	$5.09	3.2	$5,217,728
As of June 30, 2015, 212,900 stock options were exercisable under the Plans. The Company did not incur any stock-based compensation expense related to stock options during the six months ended June 30, 2015 and 2014.
Restricted Shares
The Company awarded the following restricted shares during the first half of 2015:

•
granted 1,300 restricted shares of common stock to certain employees that are subject only to a service condition and vest on the first anniversary date of the award so long as the employee remains with the Company.

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

In addition, the Company issued 2,759 shares related to director fee deferrals. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Information related to restricted shares at June 30, 2015 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	725,459	$29.59
Granted	241,450	29.98
Vested	(265,449)	28.83
Cancelled	(173,698)	29.75
Outstanding at June 30, 2015	527,762	$30.10	1.1	$15,621,755
As of June 30, 2015, there was approximately $6.4 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 2.1 years.
The Company recognized approximately $0.9 million and $2.0 million of stock-based compensation expense related to restricted shares during the three months ended June 30, 2015 and 2014, respectively and approximately $2.9 million and $4.2 million for the six months ended June 30, 2015 and 2014, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
Spin-off of the Cequent businesses
During the second quarter of 2015, due to the spin-off of the Cequent businesses, stock options and restricted shares previously granted to Cequent participants were cancelled and transferred to Horizon. On July 1, 2015, the Company adjusted the number of shares outstanding, and exercise price of stock options, as required by the anti-dilution provisions of the Plan, to maintain the intrinsic value of the outstanding equity awards immediately post spin-off.
12. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share are calculated to give effect to stock options and restricted share awards. The calculation of diluted earnings per share included 160,936 and 185,255 restricted shares for the three months ended June 30, 2015 and 2014, respectively, and 220,102 and 222,486 restricted shares for the six months ended June 30, 2015 and 2014, respectively. The calculation of diluted earnings per share also included options to purchase 107,144 and 144,517 shares of common stock for the three months ended June 30, 2015 and 2014, respectively, and 115,379 and 151,160 shares of common stock for the six months ended June 30, 2015 and 2014, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13. Defined Benefit Plans
Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension and postretirement benefit costs for the three and six months ended June 30, 2015 and 2014 are as follows:

	Pension Plans				Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(dollars in thousands)
Service costs	$230	$190	$470	$380	$—	$—	$—	$—
Interest costs	410	440	830	880	—	10	10	20
Expected return on plan assets	(490)	(520)	(1,010)	(1,040)	—	—	—	—
Amortization of prior service cost	10	10	10	10	—	—	—	—
Settlement/curtailment loss	2,750	—	2,750	—	—	—	—	—
Amortization of net (gain)/loss	360	280	740	560	(10)	(30)	(20)	(50)
Net periodic benefit cost	$3,270	$400	$3,790	$790	$(10)	$(20)	$(10)	$(30)
During the second quarter of 2015, the Company recognized a one-time settlement charge associated with annuitizing the defined benefit obligations for certain current and former Cequent employees. The settlement charge of approximately $2.8 million is included in the income (loss) from discontinued operations in the accompanying consolidated statement of income.
The Company contributed approximately $1.9 million and $2.6 million to its defined benefit pension plans during the three and six months ended June 30, 2015, respectively. The Company expects to contribute approximately $3.5 million to its defined benefit pension plans for the full year 2015.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14. Other Comprehensive Income (Loss)
Changes in AOCI by component for the six months ended June 30, 2015 are summarized as follows:

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2014	$(14,180)	$610	$23,790	$10,220
Net unrealized (losses) arising during the period (a)	—	(1,400)	(5,660)	(7,060)
Less: Net realized (losses) reclassified to net income (b), (c)	(2,730)	(690)	—	(3,420)
Net current-period other comprehensive income (loss)	2,730	(710)	(5,660)	(3,640)
Distribution of the Cequent businesses	—	250	(8,560)	(8,310)
Net current-period comprehensive income (loss)	2,730	(460)	(14,220)	(11,950)
Balance, June 30, 2015	$(11,450)	$150	$9,570	$(1,730)
__________________________
(a) Derivative instruments, net of income tax of $0.6 million. See Note 8, "Derivative Instruments," for further details.
(b) Defined benefit plans, net of income tax of $1.6 million. See Note 13, "Defined Benefit Plans," for additional details.
(c) Derivative instruments, net of income tax of $0.2 million. See Note 8, "Derivative Instruments," for further details. Additionally, net realized (losses) reclassified to net income for derivative instruments are included in income (loss) from discontinued operations, net, in our Consolidated Statement of Income.
Changes in AOCI by component for the six months ended June 30, 2014 are summarized as follows:

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2013	$(10,840)	$1,060	$37,610	$27,830
Net unrealized gains (losses) arising during the period (a)	—	(300)	4,860	4,560
Less: Net realized (losses) reclassified to net income (b)	(350)	(80)	—	(430)
Net current-period other comprehensive income (loss)	350	(220)	4,860	4,990
Balance, June 30, 2014	$(10,490)	$840	$42,470	$32,820
__________________________
(a) Derivative instruments, net of income tax of $0.5 million. See Note 8, "Derivative Instruments," for further details.
(b) Defined benefit plans, net of income tax of $0.2 million. See Note 13, "Defined Benefit Plans," for additional details. Derivative instruments, net of income tax of $0.2 million. See Note 8, "Derivative Instruments," for further details.
15. Subsequent Event
In July 2015, the Company entered into interest rate swap agreements to fix the LIBOR-based variable portion of the interest rate on its Term Loan A Facility at rates ranging from 1.0% to 2.7%, beginning July 2016 and extending through June 2020. The interest rate swaps will amortize with the Term Loan A facility payments and have notional amounts ranging from $115 million to $235 million.

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
Introduction
We are a global manufacturer and distributor of products for commercial, industrial and consumer markets. We are principally engaged in four reportable segments: Packaging, Aerospace, Energy and Engineered Components.
On June 30, 2015, we completed the spin-off of our Cequent businesses, creating a new independent publicly-traded company, Horizon Global Corporation ("Horizon"). On June 30, 2015, our stockholders received two shares of Horizon common stock for every five shares of TriMas common stock that they held as of the close of business on June 25, 2015. The financial position, results of operations and cash flows of Horizon are reflected as discontinued operations for all periods presented through the date of the spin-off.
Key Factors and Risks Affecting Our Reported Results.  Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves significantly impacted by changes in economic conditions. There has been little or no overall economic growth, particularly in the United States, although global economic conditions appear to have been relatively stable over the past couple of years. Two external factors that have impacted our results most significantly in the first half of 2015 are lower oil prices and a stronger U.S. dollar. While we experienced some organic growth in certain of our businesses in the first half of 2015 versus 2014, the majority of our growth came via sales from companies acquired during 2014, and overall sales were essentially flat, as the aforementioned sales growth was offset by reductions in sales resulting from the impact of lower oil prices and the stronger U.S. dollar.
During 2014, we took significant actions in our Energy reportable segment to reassess, restructure and optimize our manufacturing and sales footprints, as demand levels had been lower than historical levels over the past several quarters, starting in the third quarter of 2013, both in the United States and abroad, as petrochemical plants and refinery customers deferred shutdown activity, plus we experienced decreases in engineering and construction and original equipment manufacturer ("OEM") customer activity. The demand challenges also resulted in operating margin declines from historical levels. Given the reduced demand and resulting profitability challenges, during 2014 we announced the closure of a sales branch in China, a manufacturing facility in Brazil and the move of certain longer lead-time standard products from our Houston, Texas manufacturing facility to a new facility in Mexico by late 2015. We also announced the consolidation of our Rotterdam, the Netherlands branch into our Antwerp, Belgium branch during the first half of 2015. We continue to monitor our business needs, and are considering further actions given the continued trend in sales and profitability levels below historical levels.
Over the past few years, we have executed on our growth strategies via bolt-on acquisitions, new products and geographic expansion within our existing platforms in each of our reportable segments. We have also proceeded with the aforementioned restructuring activities in our Energy reportable segment, moving toward more efficient facilities and lower cost country production. While our growth strategies have significantly contributed to increased net sales levels over this time period, our earnings margins over the period of execution have declined from historical levels, primarily due to costs incurred to move, close or consolidate existing facilities, the incurrence of acquisition diligence and integration costs, the margin impact of acquiring businesses with historically lower margins than our legacy businesses and due to increasing business in new markets to TriMas, where we make pricing decisions to penetrate new markets and do not yet have volume leverage. In addition to the energy end-market challenges, we have also incurred significant costs related to manufacturing inefficiencies associated with changes in aerospace customer demand with some distribution customer consolidation, a trend toward smaller lot order sizes and less consistent order patterns over the past few quarters. While these challenges and endeavors have significantly impacted margins, we believe that the margins in these businesses will moderate to historical levels over time (and have in Packaging, for example, where the acquisitions in the past few years have been integrated) as we integrate our acquisitions into our businesses, right-size our facilities and staffing levels to current and expected demand levels and patterns and capitalize on productivity initiatives and volume efficiencies.
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

Our businesses do not experience significant seasonal fluctuation. We do not consider sales order backlog to be a material factor in our business. A growing portion of our sales is derived from international sources, which exposes us to certain risks, including currency risks.
We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, aluminum, polyethylene and other resins and utility-related inputs. Historically, we have experienced increasing costs of steel and resin and have worked with our suppliers to manage cost pressures and disruptions in supply. We also utilize pricing programs to pass increased steel, aluminum and resin costs to customers. Although we may experience delays in our ability to implement price increases, we have been generally able to recover such increased costs. We may experience disruptions in supply in the future and may not be able to pass along higher costs associated with such disruptions to our customers in the form of price increases.
In addition to the aforementioned price movements in significant raw materials, certain of our businesses are sensitive to oil price movements. Our Arrow Engine business is most directly impacted by significant volatility in oil prices. Arrow's pumpjack and other engine sales and related parts, which comprise a significant portion of the business, are impacted by oil drilling levels, rig counts and commodity pricing. The decline of oil prices in late fourth quarter 2014 and through the first half of 2015 has significantly impacted demand levels in this business, with sales levels dropping more than 50% from the first half of 2014. Our other businesses may be impacted by volatile oil prices, but not as directly. For example, a portion of our Energy reportable segment serves upstream customers at oil well sites that have been impacted by changes in oil prices, while the majority of the segment provides parts for refineries and chemical plants, which may or may not choose to defer capital expenditures or changeover production stock, both of which would require retooling with our gaskets and bolts, in times of fluctuations in oil prices. Our Packaging reportable segment may be impacted by oil prices, as it is a significant driver of resin pricing, although we generally are able to maintain profit levels when oil prices change due to escalator/de-escalator clauses in contracts with many of our customers.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015	As a Percentage of Net Sales	2014	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$89,580	39.8%	$86,250	38.4%
Aerospace	43,220	19.2%	31,820	14.1%
Energy	50,150	22.3%	52,320	23.3%
Engineered Components	41,950	18.7%	54,320	24.2%
Total	$224,900	100.0%	$224,710	100.0%
Gross Profit
Packaging	$31,980	35.7%	$30,450	35.3%
Aerospace	14,850	34.4%	9,460	29.7%
Energy	5,820	11.6%	10,280	19.6%
Engineered Components	9,070	21.6%	12,570	23.1%
Total	$61,720	27.4%	$62,760	27.9%
Selling, General and Administrative Expenses
Packaging	$11,270	12.6%	$9,910	11.5%
Aerospace	7,630	17.7%	3,800	11.9%
Energy	12,990	25.9%	10,910	20.9%
Engineered Components	2,850	6.8%	3,620	6.7%
Corporate expenses	7,770	N/A	9,150	N/A
Total	$42,510	18.9%	$37,390	16.6%
Operating Profit (Loss)
Packaging	$20,710	23.1%	$20,540	23.8%
Aerospace	7,220	16.7%	5,660	17.8%
Energy	(7,170)	(14.3)%	(630)	(1.2)%
Engineered Components	6,220	14.8%	8,950	16.5%
Corporate expenses	(7,770)	N/A	(9,150)	N/A
Total	$19,210	8.5%	$25,370	11.3%
Depreciation and Amortization
Packaging	$5,180	5.8%	$4,950	5.7%
Aerospace	3,510	8.1%	1,400	4.4%
Energy	1,110	2.2%	1,230	2.4%
Engineered Components	1,100	2.6%	1,170	2.2%
Corporate expenses	$70	N/A	$80	N/A
Total	$10,970	4.9%	$8,830	3.9%

The following table summarizes financial information for our reportable segments for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	As a Percentage of Net Sales	2014	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$168,540	37.5%	$167,680	38.0%
Aerospace	88,960	19.8%	59,010	13.4%
Energy	101,310	22.6%	105,100	23.7%
Engineered Components	90,220	20.1%	109,750	24.9%
Total	$449,030	100.0%	$441,540	100.0%
Gross Profit
Packaging	$59,660	35.4%	$58,590	34.9%
Aerospace	30,850	34.7%	18,190	30.8%
Energy	15,520	15.3%	22,450	21.4%
Engineered Components	18,610	20.6%	23,970	21.8%
Total	$124,640	27.8%	$123,200	27.9%
Selling, General and Administrative Expenses
Packaging	$21,440	12.7%	$19,690	11.7%
Aerospace	15,550	17.5%	7,670	13.0%
Energy	22,350	22.1%	20,480	19.5%
Engineered Components	6,420	7.1%	7,140	6.5%
Corporate expenses	16,650	N/A	18,740	N/A
Total	$82,410	18.4%	$73,720	16.7%
Operating Profit (Loss)
Packaging	$38,220	22.7%	$38,900	23.2%
Aerospace	15,300	17.2%	10,520	17.8%
Energy	(6,830)	(6.7)%	1,970	1.9%
Engineered Components	12,190	13.5%	16,830	15.3%
Corporate expenses	(16,650)	N/A	(18,740)	N/A
Total	$42,230	9.4%	$49,480	11.2%
Depreciation and Amortization
Packaging	$10,390	6.2%	$9,940	5.9%
Aerospace	6,520	7.3%	2,800	4.7%
Energy	2,140	2.1%	2,390	2.3%
Engineered Components	2,190	2.4%	2,270	2.1%
Corporate expenses	170	N/A	160	N/A
Total	$21,410	4.8%	$17,560	4.0%

Results of Operations
The principal factors impacting us during the three months ended June 30, 2015, compared with the three months ended June 30, 2014, were:

•
the spin-off of the Cequent businesses, including costs incurred to affect and reclassifying to discontinued operations for all periods presented, and amending our credit agreement ("Credit Agreement");

•	the impact of our 2014 acquisitions (see below for impact by segment);

•	the impact of lower oil prices, primarily in our Engineered Components reportable segment; and

•
manufacturing and distribution footprint consolidation and relocation projects within our Energy reportable segment, under which we incurred approximately $2.6 million of costs during the second quarter of 2015.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
Overall, net sales increased slightly to $224.9 million for the three months ended June 30, 2015, as compared with $224.7 million in the three months ended June 30, 2014. During the second quarter of 2015, net sales increased approximately $16.1 million due to our recent acquisitions. Sales levels also increased between years due to strong customer demand primarily in our Packaging reportable segment and our cylinder business in the Engineered Components reportable segment, and our expansion in international markets primarily in our Energy reportable segment. These increases were partially offset by an approximate $13.2 million decrease in sales in our engine and compression-related products within our Engineered Components reportable segment due to lower oil prices. Net sales also decreased by approximately $3.9 million due to net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 27.4% and 27.9% for the three months ended June 30, 2015 and 2014, respectively. Gross profit margin increased in our Aerospace reportable segment due to higher margins associated with our Allfast Fastening Systems, Inc. ("Allfast") acquisition. Gross profit margin also increased due to continued productivity, cost reductions and automation efforts primarily in our Packaging and Engineered Components reportable segments. These increases in gross profit margin were partially offset by higher costs and inefficiencies related to our restructuring and footprint optimization efforts as well as costs related to U.S. West Coast port delays in our Energy reportable segment, lower fixed cost absorption primarily in our Engineered Components reportable segment and unfavorable currency exchange of approximately $1.2 million, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Operating profit margin (operating profit as a percentage of sales) approximated 8.5% and 11.3% for the three months ended June 30, 2015 and 2014, respectively. Operating profit decreased approximately $6.2 million, or 24.3%, to $19.2 million for the three months ended June 30, 2015, from $25.4 million for the three months ended June 30, 2014, primarily due to cost and inefficiencies related to our restructuring and footprint optimization efforts, higher legal expenses and costs related to U.S. West Coast port delays, all within our Energy reportable segment. Additionally, operating profit margin decreased due to lower fixed cost absorption, primarily in our Engineered Components reportable segment. Partially offsetting the decreases in operating profit margin were continued productivity, cost reductions and automation efforts primarily in our Packaging and Engineered Components reportable segments and a reduction in corporate costs and expenses.
Interest expense increased approximately $1.6 million, to $3.7 million, for the three months ended June 30, 2015, as compared to $2.1 million for the three months ended June 30, 2014, due to an increase in our weighted-average variable rate borrowings to approximately $766.9 million in the three months ended June 30, 2015, from approximately $448.6 million in the three months ended June 30, 2014, primarily due to the amendment to our Credit Agreement to add a $275.0 million incremental senior secured term loan A facility, which was used to fund the Allfast acquisition within our Aerospace reportable segment during the fourth quarter of 2014. Additionally, the effective weighted average interest rate on our outstanding variable rate borrowings, including our Credit Agreement and accounts receivable facilities, increased to approximately 1.9% for three months ended June 30, 2015, from approximately 1.6% for the three months ended June 30, 2014.
We incurred debt financing and extinguishment costs of approximately $2.0 million during the three months ended June 30, 2015 related to the amendment of our Credit Agreement in conjunction with the spin-off of the Cequent businesses during the second quarter of 2015. For more information on the amendment of our Credit Agreement see Note 7, "Long-term Debt," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Other expense, net decreased approximately $1.1 million, to $0.3 million for the three months ended June 30, 2015, as compared to $1.4 million for the three months ended June 30, 2014, primarily due to costs attributed to a reduction of certain indemnification assets related to uncertain tax liabilities during the three months ended June 30, 2014 that did not recur.
The effective income tax rates for the three months ended June 30, 2015 and 2014 were 35.8% and 34.0%, respectively. During the three months ended June 30, 2015, the overall geographic mix of earnings was consistent with the three months ended June 30, 2014. The increase in the rate was due primarily to losses at certain foreign subsidiaries where no tax benefit could be recorded and certain discrete tax expenses.
Net income from continuing operations decreased by approximately $5.9 million, to $8.5 million for the three months ended June 30, 2015, compared to $14.4 million for the three months ended June 30, 2014. The decrease was primarily the result of a $6.2 million decrease in operating profit, plus a $2.0 million increase in debt extinguishment costs, plus $1.6 million of higher interest expense, partially offset by a $2.7 million decrease in income tax expense and a $1.1 million decrease in other expense.
See below for a discussion of operating results by segment.
Packaging. Net sales increased approximately $3.3 million, or 3.9%, to $89.6 million in the three months ended June 30, 2015, as compared to $86.3 million in the three months ended June 30, 2014. Sales increased by approximately $2.6 million due to the acquisition of Lion Holdings Pvt. Ltd. ("Lion Holdings") in July 2014. In addition, sales of our specialty systems products increased approximately $3.4 million due to increased demand from customers in North America. These increases were partially offset by approximately $2.4 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $1.5 million to $32.0 million, or 35.7% of sales, in the three months ended June 30, 2015, as compared to $30.5 million, or 35.3% of sales, in the three months ended June 30, 2014. Gross profit increased primarily due to profit derived from the acquisition of Lion Holdings, as well as decreased material costs and continued productivity and automation initiatives. Partially offsetting these gains was approximately $1.1 million of unfavorable currency exchange as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's selling, general and administrative expenses increased approximately $1.4 million to $11.3 million, or 12.6% of sales, in the three months ended June 30, 2015, as compared to $9.9 million, or 11.5% of sales, in the three months ended June 30, 2014, primarily as a result of approximately $0.7 million of incremental selling, general and administrative costs associated with our Lion Holdings acquisition and strategic spending to support our global growth initiatives.
Packaging's operating profit increased approximately $0.2 million to $20.7 million, or 23.1% of sales, in the three months ended June 30, 2015, as compared to $20.5 million, or 23.8% of sales, in the three months ended June 30, 2014. While operating profit increased primarily due to higher sales levels, lower material costs and continued productivity and automation initiatives, margin decreased primarily due to higher selling, general and administrative costs.
Aerospace.    Net sales for the three months ended June 30, 2015 increased approximately $11.4 million, or 35.8%, to $43.2 million, as compared to $31.8 million in the three months ended June 30, 2014. Sales increased approximately $13.4 million related to the acquisition of Allfast in the fourth quarter of 2014. The increase was partially offset by a decrease in our legacy aerospace business primarily due to lower distribution customer demand.
Gross profit within Aerospace increased approximately $5.4 million to $14.9 million, or 34.4% of sales, in the three months ended June 30, 2015, from $9.5 million, or 29.7% of sales, in the three months ended June 30, 2014, primarily due to increased sales resulting from the acquisition of Allfast. The increase in gross profit margin was partially offset by approximately $0.9 million of inventory step-up costs and approximately $0.6 million of incremental ongoing intangible asset amortization costs related to our acquisition of Allfast. Gross profit margin also declined due to the sale of higher cost inventory in our legacy aerospace business and increased costs to standardize and improve manufacturing processes under our new management leadership.
Selling, general and administrative expenses increased approximately $3.8 million to $7.6 million, or 17.7% of sales, in the three months ended June 30, 2015, as compared to $3.8 million, or 11.9% of sales, in the three months ended June 30, 2014, primarily due to higher ongoing selling, general and administrative costs of approximately $2.6 million related to our Allfast acquisition. Additionally, we incurred higher costs during the three months ended June 30, 2015 related to operational and leadership changes.
Operating profit within Aerospace increased approximately $1.5 million to $7.2 million, or 16.7% of sales, in the three months ended June 30, 2015, as compared to $5.7 million, or 17.8% of sales, in the three months ended June 30, 2014. While operating profit increased due to higher sales levels, operating profit margin declined primarily due to the sale of higher cost inventory in our legacy aerospace business and an increase in selling, general and administrative expenses.

Energy.    Net sales for the three months ended June 30, 2015 decreased approximately $2.1 million, or 4.1%, to $50.2 million, as compared to $52.3 million in the three months ended June 30, 2014. Sales increased by approximately $2.1 million in our international branches due to continued geographic market expansion and new products. This increase was more than offset by approximately $1.8 million of lower sales in China and Brazil due to our restructuring activities in those regions and an approximate $1.0 million decrease in sales in North America, where organic sales increases were more than offset by a reduction in upstream customer sales resulting from the lower and volatile oil prices. Sales were also impacted by approximately $1.5 million due to net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Energy decreased approximately $4.5 million to $5.8 million, or 11.6% of sales, in the three months ended June 30, 2015, as compared to $10.3 million, or 19.6% of sales, in the three months ended June 30, 2014. Gross profit and gross profit margin decreased approximately $2.9 million due to higher material sourcing costs related to U.S. West Coast port delays, where we moved certain production to higher cost facilities to meet current orders. In addition, this segment was also impacted by costs and inefficiencies resulting from our restructuring and footprint optimization efforts and lower sales levels.
Selling, general and administrative expenses within Energy increased approximately $2.1 million to $13.0 million, or 25.9% of sales, in the three months ended June 30, 2015, as compared to $10.9 million, or 20.9% of sales, in the three months ended June 30, 2014. During the second quarter of 2015, we incurred approximately $2.8 million in expenses to resolve a previous legal claim. These costs were partially offset by a reduction in selling, general and administrative costs resulting from the facility closures in Brazil and China.
Overall, operating profit within Energy decreased approximately $6.6 million to an approximate $7.2 million loss, or 14.3% of sales, in the three months ended June 30, 2015, as compared to a $0.6 million loss, or 1.2% of sales, in the three months ended June 30, 2014. Operating profit and related margin decreased primarily as a result of higher sourcing costs, port delays and higher legal costs, which were partially offset by lower spending related to the facility closures.
Engineered Components.    Net sales for the three months ended June 30, 2015 decreased approximately $12.3 million, or 22.8%, to $42.0 million, as compared to $54.3 million in the three months ended June 30, 2014. Sales of our slow speed and compressor engine and related products decreased approximately $8.7 million, and sales of our gas compression products declined approximately $4.5 million, both primarily as a result of reduced levels of oil and gas drilling and well completions in the U.S. and Canada in response to lower oil prices. The decreases in sales of engine and compression-related products were partially offset by increased sales of our industrial cylinders of approximately $0.8 million, primarily due to sales growth in our large high pressure cylinder products.
Gross profit within Engineered Components decreased approximately $3.5 million to $9.1 million, or 21.6% of sales, in the three months ended June 30, 2015, from $12.6 million, or 23.1% of sales, in the three months ended June 30, 2014, primarily as a result of the decreased sales levels of engine and compression-related products as a result of the lower oil prices. Gross profit margin for engine and compression-related products further declined due to lower fixed cost absorption, despite cost reductions to better align our cost structure with current demand levels. These decreases were partially offset by increased gross profit and gross profit margin from sales of our industrial cylinders as a result of increased sales and continued productivity initiatives, as we continue to gain efficiencies from our previous asset acquisition, as well as increased fixed cost absorption on the higher sales levels.
Selling, general and administrative expenses decreased approximately $0.7 million to $2.9 million, or 6.8% of sales, in the three months ended June 30, 2015, as compared to $3.6 million, or 6.7% of sales, in the three months ended June 30, 2014, substantially all due to cost reductions in our engine and compression-related products, as we have been able to better align our cost structure with current demand levels.
Operating profit within Engineered Components decreased approximately $2.8 million to $6.2 million, or 14.8% of sales, in the three months ended June 30, 2015, as compared to $9.0 million, or 16.5% of sales, in the three months ended June 30, 2014, primarily due to the reduced sales levels, with operating profit margin decreasing as a result of lower fixed cost absorption related to our engine and compression-related products, which was partially offset by increased sales, productivity initiatives and additional operating leverage for our industrial cylinder products.

Corporate Expenses.    Corporate expenses consist of the following:

	Three months ended June 30,
	2015	2014
	(in millions)
Corporate operating expenses	$2.9	$3.4
Employee costs and related benefits	4.9	5.8
Corporate expenses	$7.8	$9.2
Corporate expenses decreased approximately $1.4 million to $7.8 million for the three months ended June 30, 2015, from $9.2 million for the three months ended June 30, 2014. The decrease between years is primarily attributed to a reduction in costs associated with our long-term incentive program and reductions in third party professional fees due to timing and nature of projects completed in 2014 compared to 2015.
Discontinued Operations.    The results of discontinued operations consist of our former Cequent businesses, which were spun-off on June 30, 2015, and our former NI Industries business, which ceased operations in September 2014. During the three months ended June 30, 2015, loss from discontinued operations, net of income tax expense, was $6.8 million. During the three months ended June 30, 2014, income from discontinued operations, net of income tax expense, was $11.8 million. See Note 3, "Discontinued Operations," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Overall, net sales increased approximately $7.5 million, or approximately 1.7%, to $449.0 million for the six months ended June 30, 2015, as compared with $441.5 million in the six months ended June 30, 2014. During the first six months of 2015, net sales increased approximately $35.4 million due to our recent acquisitions. Sales levels also increased between years due to new customer wins and increased sales to existing customers primarily in our Engineered Components reportable segment and our expansion in international markets primarily in our Energy reportable segment. These increases were partially offset by an approximate $24.2 million decrease in sales in our engine and compression-related products within our Engineered Components reportable segment primarily due to lower oil prices. Net sales also decreased by approximately $7.0 million due to net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 27.8% and 27.9% for the six months ended June 30, 2015 and 2014, respectively. Gross profit margin increased in our Aerospace reportable segment due to higher margins associated with our Allfast acquisition. Gross profit margin also increased due to continued productivity, cost reductions and automation efforts, primarily in our Packaging and Engineered Components reportable segments. These increases in gross profit margin were partially offset by higher costs and inefficiencies related to our restructuring and footprint optimization efforts as well as costs related to U.S. West Coast port delays in our Energy reportable segment, lower fixed cost absorption primarily in our Engineered Components reportable segment and approximately $2.3 million of unfavorable currency exchange as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Operating profit margin (operating profit as a percentage of sales) approximated 9.4% and 11.2% for the six months ended June 30, 2015 and 2014, respectively. Operating profit decreased approximately $7.3 million, or 14.7%, to $42.2 million for the six months ended June 30, 2015, compared to $49.5 million for the six months ended June 30, 2014, primarily due to cost and inefficiencies related to our restructuring and footprint optimization efforts, higher legal expenses and costs related to U.S. West Coast port delays all within our Energy reportable segment. Additionally, we experienced lower fixed cost absorption primarily in our Engineered Components reportable segment. Partially offsetting the decreases in operating profit margin were continued productivity, cost reductions and automation efforts primarily in our Packaging and Engineered Components reportable segments, and a reduction in corporate costs and expenses.
Interest expense increased approximately $3.0 million, to $7.2 million, for the six months ended June 30, 2015, as compared to $4.2 million for the six months ended June 30, 2014. The increase in interest expense was primarily due to an increase in our weighted-average variable rate borrowings to approximately $755.4 million in the six months ended June 30, 2015, from approximately $427.3 million in the six months ended June 30, 2014, primarily due to the amendment of our Credit Agreement to add a $275.0 million incremental senior secured term loan A facility, which was used to fund the Allfast acquisition. Additionally, the effective weighted average interest rate on our outstanding variable rate borrowings, including our Credit Agreement and accounts receivable facilities, increased to approximately 1.8% for the six months ended June 30, 2015, from 1.7% for the six months ended June 30, 2014.

We incurred debt financing and extinguishment costs of approximately $2.0 million during the six months ended June 30, 2015 related to the amendment of our Credit Agreement in conjunction with the spin-off of the Cequent businesses during the second quarter of 2015. For more information on the amendment of our Credit Agreement see Note 7, "Long-term Debt," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
Other expense, net decreased approximately $0.1 million, to $1.6 million for the six months ended June 30, 2015, compared to $1.7 million for the six months ended June 30, 2014, primarily due to costs attributed to a reduction of certain indemnification assets related to uncertain tax liabilities during the three months ended June 30, 2014 that did not recur, which were partially offset by higher losses on transactions denominated in foreign currencies.
The effective income tax rates for the six months ended June 30, 2015 and 2014 were 35.1% and 35.4%, respectively. The effective income tax rates were relatively comparable year-over-year as the overall geographic mix of earnings was consistent within each of the periods presented.
Net income from continuing operations decreased by approximately $7.7 million, to $20.4 million for the six months ended June 30, 2015, compared to $28.1 million for the six months ended June 30, 2014. The decrease was primarily the result of a $7.3 million decrease in operating profit, plus $2.9 million of higher interest expense, plus a $2.0 million increase in debt extinguishment costs, partially offset by a $4.4 million decrease in income tax expense.
Net income attributable to noncontrolling interest was $0.8 million for the six months ended June 30, 2014. The income was related to our 70% acquisition of Arminak in February 2012, and represented the 30% interest not attributed to TriMas Corporation. We acquired the remaining 30% interest in Arminak on March 11, 2014.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $0.8 million, or 0.5%, to $168.5 million in the six months ended June 30, 2015, as compared to $167.7 million in the six months ended June 30, 2014. Sales increased by approximately $5.5 million due to the acquisition of Lion Holdings in July 2014. In addition, sales of our specialty systems products increased approximately $0.9 million, primarily due to increased demand from customers in North America during the second quarter of 2015. This increase was partially offset by lower sales of our industrial closures of approximately $1.0 million, as a result of lower demand in Europe in the first half of 2015. Sales were also impacted by approximately $4.5 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $1.1 million to $59.7 million, or 35.4% of sales, in the six months ended June 30, 2015, as compared to $58.6 million, or 34.9% of sales, in the six months ended June 30, 2014. Gross profit increased primarily due to profit derived from the acquisition of Lion Holdings, as well as decreased material costs and continued productivity and automation initiatives. Partially offsetting these gains were approximately $2.1 million of unfavorable currency exchange as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's selling, general and administrative expenses increased approximately $1.7 million to $21.4 million, or 12.7% of sales, in the six months ended June 30, 2015, as compared to $19.7 million, or 11.7% of sales, in the six months ended June 30, 2014, primarily as a result of approximately $1.4 million of incremental selling, general and administrative costs associated with our Lion Holdings acquisition and strategic spending to improve our global growth initiatives.
Packaging's operating profit decreased approximately $0.7 million to $38.2 million, or 22.7% of sales, in the six months ended June 30, 2015, as compared to $38.9 million, or 23.2% of sales, in the six months ended June 30, 2014. Operating profit and margin decreased primarily due to unfavorable currency exchange and higher selling, general and administrative costs, which were partially offset by lower material costs and continued productivity and automation initiatives.
Aerospace.    Net sales for the six months ended June 30, 2015 increased approximately $30.0 million, or 50.8%, to $89.0 million, as compared to $59.0 million in the six months ended June 30, 2014. Sales increased approximately $30.0 million related to the acquisition of Allfast, while sales in our legacy business remained consistent year-over-year.
Gross profit within Aerospace increased approximately $12.7 million to $30.9 million, or 34.7% of sales, in the six months ended June 30, 2015, from $18.2 million, or 30.8% of sales, in the six months ended June 30, 2014, primarily due to higher sales levels resulting from the acquisition of Allfast. The increase in gross profit margin was partially offset by approximately $3.0 million of inventory step-up costs and approximately $1.1 million of incremental ongoing intangible asset amortization costs related to our acquisition of Allfast. Gross profit margin also declined due to the sale of higher cost inventory in our legacy aerospace business and increased costs to standardize and improve manufacturing processes.

Selling, general and administrative expenses increased approximately $7.9 million to $15.6 million, or 17.5% of sales, in the six months ended June 30, 2015, as compared to $7.7 million, or 13.0% of sales, in the six months ended June 30, 2014, due to higher ongoing selling, general and administrative costs of approximately $5.5 million related to our Allfast acquisition. Additionally, we incurred higher costs related to operational and leadership changes.
Operating profit within Aerospace increased approximately $4.8 million to $15.3 million, or 17.2% of sales, in the six months ended June 30, 2015, as compared to $10.5 million, or 17.8% of sales, in the six months ended June 30, 2014. While operating profit increased due to higher sales levels, operating profit margin declined primarily due to the sale of higher cost inventory in our legacy aerospace business and an increase in selling, general and administrative expenses.
Energy.    Net sales for the six months ended June 30, 2015 decreased approximately $3.8 million, or 3.6%, to $101.3 million, as compared to $105.1 million in the six months ended June 30, 2014. Sales increased by approximately $3.4 million in our international branches due to continued geographic market expansion and new products. This increase was more than offset by approximately $2.9 million of lower sales in China and Brazil due to our restructuring activities in those regions and an approximate $1.7 million decrease in sales in North America, where organic sales increases were more than offset by a reduction in upstream customer sales resulting from the lower and volatile oil prices. Sales were also impacted by approximately $2.6 million due to net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Energy decreased approximately $7.0 million to $15.5 million, or 15.3% of sales, in the six months ended June 30, 2015, as compared to $22.5 million, or 21.4% of sales, in the six months ended June 30, 2014. Gross profit and gross profit margin decreased approximately $4.0 million due to higher material sourcing costs related to U.S. West Coast port delays, where we moved certain production to higher cost facilities to meet current orders. In addition, this segment was also impacted by costs and inefficiencies resulting from our restructuring and footprint optimization efforts and lower sales levels.
Selling, general and administrative expenses within Energy increased approximately $1.9 million to $22.4 million, or 22.1% of sales, in the six months ended June 30, 2015, as compared to $20.5 million, or 19.5% of sales, in the six months ended June 30, 2014. During the second quarter of 2015, we incurred approximately $2.8 million in expenses to resolve a previous legal claim. These costs were partially offset by a reduction in selling, general and administrative costs resulting from the facility closures in Brazil and China.
Overall, operating profit within Energy decreased approximately $8.8 million to a $6.8 million loss, or 6.7% of sales, in the six months ended June 30, 2015, as compared to $2.0 million of profit, or 1.9% of sales, in the six months ended June 30, 2014. Operating profit and related margin decreased primarily as a result of higher sourcing costs, port delays, restructuring related inefficiencies and higher legal costs, which were partially offset by lower spending related to the facility closures.
Engineered Components.    Net sales for the six months ended June 30, 2015 decreased approximately $19.6 million, or 17.8%, to $90.2 million, as compared to $109.8 million in the six months ended June 30, 2014. Sales of our slow speed and compressor engine and related products declined approximately $16.4 million, and sales of our gas compression products declined approximately $2.2 million, both primarily as a result of reduced levels of oil and gas drilling and well completions in the U.S. and Canada in response to lower oil prices. Sales further declined as a result of a one-time sale of our compressor packages in 2014 for approximately $5.6 million that did not recur. Sales of our industrial cylinder products increased approximately $4.7 million, substantially all due to increased sales of our large high pressure cylinder products to new and existing customers.
Gross profit within Engineered Components decreased approximately $5.4 million to $18.6 million, or 20.6% of sales, in the six months ended June 30, 2015, from $24.0 million, or 21.8% of sales, in the six months ended June 30, 2014. Gross profit declined approximately $4.9 million as a result of the decreased sales levels in our engine and compression-related products due to lower oil prices. Gross profit margin for engine and compression-related products further declined due to lower fixed cost absorption, despite cost reductions to better align our cost structure with current demand levels. These decreases were partially offset by increased gross profit and gross profit margin from sales of our industrial cylinders as a result of increased sales and continued productivity initiatives, as we continue to gain efficiencies from our previous asset acquisition, as well as increased fixed cost absorption on the higher sales levels.
Selling, general and administrative expenses decreased approximately $0.7 million to $6.4 million, or 7.1% of sales, in the six months ended June 30, 2015, as compared to $7.1 million, or 6.5% of sales, in the six months ended June 30, 2014, substantially all due to cost reductions in our engine and compression-related products, as we have been able to better align our cost structure with current demand levels.

Operating profit within Engineered Components decreased approximately $4.6 million to $12.2 million, or 13.5% of sales, in the six months ended June 30, 2015, as compared to operating profit of $16.8 million, or 15.3% of sales, in the six months ended June 30, 2014, primarily due to the reduced sales levels, with operating profit margin decreasing as a result of lower fixed cost absorption related to our engine and compression-related products, which was partially offset by increased sales, productivity initiatives and additional operating leverage for our industrial cylinder products.
Corporate Expenses.    Corporate expenses consist of the following:

	Six months ended June 30,
	2015	2014
	(in millions)
Corporate operating expenses	$6.0	$7.0
Employee costs and related benefits	10.7	11.7
Corporate expenses	$16.7	$18.7
Corporate expenses decreased approximately $2.0 million to $16.7 million for the six months ended June 30, 2015, from $18.7 million for the six months ended June 30, 2014. The decrease between years is primarily attributed to a reduction in costs associated with our long-term incentive program and reductions in third party professional fees due to timing and nature of projects completed in 2014 compared to 2015.
Discontinued Operations.    The results of discontinued operations consist of our former Cequent businesses, which were spun-off on June 30, 2015, and our former NI Industries business, which ceased operations in September 2014. Loss from discontinued operations, net of income tax expenses, was $4.7 million for the six months ended June 30, 2015, as compared to income from discontinued operations, net of income tax expenses of $17.5 million for the six months ended June 30, 2014. See Note 3, "Discontinued Operations," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities of continuing operations were approximately $20.5 million and $39.2 million for the six months ended June 30, 2015 and 2014, respectively. Significant changes in cash flows used for operating activities of continuing operations and the reasons for such changes are as follows:

•
For the six months ended June 30, 2015, the Company generated $46.7 million of cash, based on the reported net income from continuing operations of $20.4 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, changes in deferred income taxes, stock-based compensation and related changes in excess tax benefits, debt financing and extinguishment costs and other, net. For the six months ended June 30, 2014, the Company generated $47.4 million in cash flows based on the reported net income from continuing operations of $28.1 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $8.9 million and $22.4 million for the six months ended June 30, 2015 and 2014, respectively. The increased use of cash for the six months ended June 30, 2015 is due primarily to the timing of sales and collection of cash within the period. The increased use of cash for the six months ended June 30, 2014 is due primarily to the increased sales in the second quarter 2014 as compared to the fourth quarter of 2013. Days sales outstanding of receivables remained relatively flat period-over-period.

•
For the six months ended June 30, 2015, we used approximately $9.2 million for investment in our inventories. Inventory levels increased primarily due to higher material sourcing costs and increased purchases related to U.S. West Coast port delays, mainly in our Energy reportable segment, to meet current orders. For the six months ended June 30, 2014 we reduced our investment in inventory, which resulted in a cash source of $2.0 million, as we did not need to make significant investments in additional inventory during the six months ended June 30, 2014 despite the increase in sales.

•
Decreases in accounts payable and accrued liabilities resulted in a cash use of approximately $8.6 million for the six months ended June 30, 2015, primarily a result of the timing of payments made to suppliers and mix of vendors and related terms. For the six months ended June 30, 2014, increases in accounts payable and accrued liabilities resulted in a cash source of approximately $10.8 million, primarily due to the timing of payments for certain tax liabilities. Our days accounts payable on hand remained relatively flat period-over-period.

Net cash used for investing activities of continuing operations for the six months ended June 30, 2015 and 2014 was approximately $12.2 million and $12.9 million, respectively. During the first six months of 2015, we incurred approximately $12.9 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of property and equipment was approximately $0.7 million. During the first six months of 2014, we incurred approximately $12.9 million in capital expenditures and received cash from the disposition of property and equipment of approximately $0.1 million.
Net cash used for financing activities of continuing operations was approximately $198.4 million for the six months ended June 30, 2015, and net cash provided by financing activities of continuing operations was approximately $5.5 million for the six months ended June 30, 2014. In conjunction with the spin-off, Horizon made a cash distribution to us of $214.5 million, we used the distribution received from Horizon to amend and pay down our term loan facilities. During the first six months of 2015, we had net additional repayments of $5.5 million on our receivables and revolving credit facilities, and net additional repayments of $166.4 million on our term loan facilities. We transferred cash of approximately $17.1 million during the period to Horizon, as a result of the spin-off of our Cequent businesses. We also made payments of deferred purchase price related to our previous acquisitions of approximately $5.7 million, we used approximately $1.9 million related to debt financing fees, and used a net cash amount of approximately $1.9 million related to our stock compensation arrangements. During the first six months of 2014, we purchased the remaining 30% noncontrolling interest of Arminak for a cash purchase price of $51.0 million. We had net additional borrowings of approximately $62.8 million on our receivables and revolving credit facilities and repayments of approximately $4.4 million on our term loan facilities. We also used a net cash amount of approximately $1.3 million related to our stock compensation arrangements.

Our Debt and Other Commitments
During the second quarter of 2015, we amended our Credit Agreement, pursuant to which we were able to extend maturities and resize our credit facilities following the spin-off of the Cequent businesses. The Credit Agreement consists of a $500.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies ("Foreign Currency Loans"), subject to a $75.0 million sub limit and a $275.0 million senior secured term loan A facility ("Term Loan A Facility"). The cash distribution to us from Horizon was used to reduce the outstanding borrowings. Below is a summary of the key terms under the Credit Agreement as of June 30, 2015:

Instrument	Amount ($ in millions)	Maturity Date	Interest Rate
Credit Agreement
Senior secured revolving credit facility	$500.0	6/30/2020	LIBOR(a) plus 1.625%(b)
Senior secured term loan A facility	$275.0	6/30/2020	LIBOR(a) plus 1.625%(b)
__________________________
(a) London Interbank Offered Rate ("LIBOR")
(b) The initial interest rate spread for the amended Credit Agreement is stated as 1.625%
At June 30, 2015, $275.0 million was outstanding on the Term Loan A Facility and $128.3 million was outstanding on the revolving credit facility. The Credit Agreement allows issuance of letters of credit, not to exceed $40.0 million in aggregate, against revolving credit facility commitments, of which $22.7 million was outstanding at June 30, 2015.
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
We may be required to prepay a portion of our Term Loan A Facility in an amount equal to a percentage of our excess cash flow, as defined, which such percentage will be based on our leverage ratio, as defined. As of June 30, 2015, no amounts are due under this provision.
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). Our permitted leverage ratio under the Credit Agreement is 3.50 to 1.00 as of June 30, 2015. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual leverage ratio was 2.78 to 1.00 at June 30, 2015. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of June 30, 2015. Our actual interest expense coverage ratio was 13.99 to 1.00 at June 30, 2015. At June 30, 2015, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended June 30, 2015. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2014	Six Months Ended June 30, 2014	Six Months Ended June 30, 2015	Twelve Months Ended June 30, 2015
	(dollars in thousands)
Net income	$69,280	$45,580	$15,690	$39,390
Bank stipulated adjustments:
Interest expense	9,590	4,230	7,170	12,530
Income tax expense	23,940	15,360	11,050	19,630
Depreciation and amortization	37,460	17,580	21,400	41,280
Non-cash compensation expense(1)	7,110	4,190	2,870	5,790
Other non-cash expenses or losses	11,450	880	4,820	15,390
Non-recurring expenses or costs relating to cost saving projects(2)	3,910	370	5,770	9,310
Acquisition integration costs(3)	9,360	2,800	1,630	8,190
Debt financing and extinguishment costs	3,360	—	1,970	5,330
Permitted dispositions	(19,350)	(17,390)	4,740	2,780
Permitted acquisitions	23,980	15,530	—	8,450
Negative EBITDA from discontinued operations	1,760	—	—	1,760
Consolidated Bank EBITDA, as defined	$181,850	$89,130	$77,110	$169,830

	June 30, 2015
	(dollars in thousands)
Total Consolidated Indebtedness, as defined(4)	$471,410
Consolidated Bank EBITDA, as defined	169,830
Actual leverage ratio	2.78	x
Covenant requirement	3.50	x

		Less:	Add:
	Year Ended December 31, 2014	Six Months Ended June 30, 2014	Six Months Ended June 30, 2015	Twelve Months Ended June 30, 2015
	(dollars in thousands)
Interest expense	$9,590	$4,230	$7,170	$12,530
Bank stipulated adjustments:
Interest income	(350)	(160)	(120)	(310)
Non-cash amounts attributable to amortization of financing costs	(1,940)	(960)	(1,020)	(2,000)
Pro forma adjustment for acquisitions and dispositions	5,100	3,180	—	1,920
Total Consolidated Cash Interest Expense, as defined	$12,400	$6,290	$6,030	$12,140

	June 30, 2015
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$169,830
Total Consolidated Cash Interest Expense, as defined	12,140
Actual interest expense coverage ratio	13.99	x
Covenant requirement	3.00	x
______________________

(1)	Non-cash compensation expenses resulting from the grant of restricted shares of common stock and common stock options.

(2)
Non-recurring costs and expenses relating to cost savings projects, including restructuring and severance expenses, not to exceed $15.0 million in any fiscal year and $40.0 million in aggregate, subsequent to June 30, 2015.

(3)	Costs and expenses arising from the integration of any business acquired not to exceed $15.0 million in any fiscal year and $40.0 million in the aggregate.

(4)	Includes $7.5 million of acquisition deferred purchase price.
Another important source of liquidity is our accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. During the second quarter of 2015, we amended the facility to remove the Cequent businesses and to reduce the committed funding from $105.0 million to $75.0 million, with no other significant changes to the agreement. Our available liquidity under our accounts receivable facility ranged from $60 million to $96 million over the last 12 months, depending on the level of our receivables outstanding at a given point in time during the year. We had $60.3 million and $78.7 million outstanding under the facility as of June 30, 2015 and December 31, 2014 and $0.1 million and $1.6 million, respectively, available but not utilized. At June 30, 2015, we had $128.3 million outstanding under our revolving credit facility and had $349.0 million potentially available after giving effect to approximately $22.7 million of letters of credit issued and outstanding. At December 31, 2014, we had $118.1 million outstanding under our revolving credit facility and had $435.0 million potentially available after giving effect to approximately $21.9 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, as of June 30, 2015 and December 31, 2014, we had $123.0 million and $192.0 million, respectively, of borrowing capacity available for general corporate purposes.
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
Our combined weighted average monthly amounts outstanding on our Credit Agreement and our accounts receivable facility during the first six months of 2015 approximated $755.4 million, compared to the weighted average monthly amounts outstanding during the first six months of 2014 of approximately $427.3 million. The overall increase is due primarily to the incremental term loan and additional borrowings under our existing senior secured revolving credit facility to fund the Allfast acquisition during the fourth quarter of 2014.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $123.0 million at June 30, 2015, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.

Our exposure to interest rate risk results from the variable rates under our Credit Agreement. Borrowings under the Credit Agreement bear interest, at various rates, as more fully described in Note 7, "Long-term Debt," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q. In December 2012, we entered into an interest rate swap agreement to fix the LIBOR-based variable portion of the interest rates on our term loan facility. The term loan A swap agreement fixes the LIBOR-based variable portion of the interest rate, on a total of $151.3 million notional amount at 0.74% and expires on October 11, 2017.
We are subject to variable interest rates on our term loan and revolving credit facility. At June 30, 2015, 1-Month LIBOR and 3-Month LIBOR approximated 0.19% and 0.28%, respectively. Based on our variable rate-based borrowings outstanding at June 30, 2015, and after consideration of the interest rate swap agreement associated with our term loan A, a 1% increase in the per annum interest rate would increase our interest expense by approximately $3.1 million annually.
Principal payments required under the Credit Agreement for the Term Loan A Facility are $3.4 million due each fiscal quarter from December 2015 through September 2018 and approximately $5.2 million due each fiscal quarter from December 2018 through March 2020, with final payment of $202.8 million due on June 30, 2020.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense for continuing operations related thereto approximated $16.4 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of June 30, 2015, we were not party to significant forward contracts to hedge changes in our foreign exchange currency rates.
We are also subject to interest risk as it relates to our long-term debt. We have historically and continue to use interest rate swap agreements to fix a portion of our variable rate debt to manage this risk. See Note 8, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Common Stock
TriMas is listed in the NASDAQ Global Select MarketSM. Our stock trades under the symbol "TRS".
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On June 3, 2015, Moody's assigned a rating of Ba3 to our new senior secured credit facilities, as presented in Note 7, "Long-term Debt" included in Item 1, "Consolidated Financial Statements" within this Form 10-Q. Moody's downgraded our Corporate Family Rating to Ba3 from Ba2 and maintained our outlook as stable. On June 1, 2015, Standard & Poor's affirmed a BB- corporate credit rating to our amended credit facilities and maintained our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
Following the June 2015 spin-off of our Cequent businesses into a new publicly traded company, and with the acquisitions of Lion Holdings in July 2014 and Allfast in October 2014, we have significantly reshaped our portfolio in the past 12 months to be more heavily weighted toward the Packaging and Aerospace sectors. We believe these two businesses offer higher-growth and higher-margin potential, and are the two strategic platforms that we plan to invest more heavily in and would like to grow more quickly than our segments to increase our overall profitability and improve other financial metrics.
From a business standpoint, we believe the current macroeconomic environment will persist throughout 2015, continuing significant external headwinds for many of our businesses, most notably due to oil prices lower than in 2014, strengthening of the U.S. dollar relative to foreign currencies and little or no general economic growth. Our sales in the first half of 2015 were essentially flat with the first half of 2014, as the organic and acquisition-related growth was essentially offset by declines in sales resulting from the oil price reductions and foreign currency volatility.

While we attempt to mitigate the challenging external factors, we also continue to execute on internal projects and restructuring efforts across most of our businesses which we believe will drive future margin expansion, whether optimizing our footprint to move more production to our lower-cost facilities or pruning our product portfolios to deemphasize or no longer sell certain lower-margin products. The largest restructuring effort underway is within our Energy reportable segment, where in response to lower than historical margin levels, we closed a sales office in China and a manufacturing facility in Brazil in 2014, consolidated another European branch location into two existing facilities and are in process of our planned move of certain standard production from our Houston, Texas manufacturing facility to a new manufacturing facility in Mexico by late 2015. We also have a new leadership team in place in our Aerospace business, and are in the process of combining somewhat independent strategies into one Aerospace platform with one go-to market and customer-facing strategy. Additionally, in response to the significant decline in engine orders in our Engineered Components reportable segment due to the current low oil prices, we implemented significant cost reduction programs to better align the cost structure with current demand levels. We believe these initiatives will carry through 2015 and, over time, enhance our margins and business portfolio.
While the tactics we employ may differ between years, our strategic priorities remain consistent: drive profitable growth, enhance margins, optimize resource and capital allocations and be a workplace of choice for great people.
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
During the quarter ended June 30, 2015, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2014.

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
Evaluation of disclosure controls and procedures
As of June 30, 2015, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits.
Exhibits Index:

2.1(a)*	Separation and Distribution Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
3.1(b)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(c)	Second Amended and Restated By-laws of TriMas Corporation.
10.1(a)	Tax Sharing Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.2(a)	Employee Matters Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.3(a)	Transition Services Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.4(a)	Noncompetition and Nonsolicitation Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.5(a)
Replacement Facility Amendment, dated as of June 30, 2015, among TriMas Company LLC, the other Loan Parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders party thereto.

10.6
Amendment No. 6, effective as of June 29, 2015, to the Amended and Restated Receivables Purchase Agreement, dated as of December 29, 2012, as amended, among TriMas Corporation, the subsidiaries of TriMas Corporation identified as Sellers, and TSPC, Inc., as Purchaser.

10.7
Amendment No. 6, effective as of June 29, 2015, to the Amended and Restated Receivables Transfer Agreement, dated as of September 15, 2011, as amended, among TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, the persons from time to time party thereto as Purchasers, and Wells Fargo Bank, National Association, as LC Issuer and Administrative Agent.

10.8	Consultant Services Agreement dated as of May 1, 2015 by and between Cequent Performance Products, Inc. and Velocity Consulting, LLC.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on July 6, 2015 (File No. 001-10716).
(b)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 001-10716).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 18, 2011 (File No. 001-10716).
*	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ ROBERT J. ZALUPSKI

Date:	August 4, 2015	By:	Robert J. Zalupski Chief Financial Officer