Form 10-Q
period 2015-09-30
TRIMAS CORP
filed 2015-10-29
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 26, 2015, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,282,253 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the Company's leverage; liabilities imposed by the Company's debt instruments; market demand; competitive factors; supply constraints; material and energy costs; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; technology factors; litigation; government and regulatory actions; the Company's accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company's business and industry; the Company’s ability to integrate Allfast and attain the expected synergies, including that the acquisition is accretive; the Company’s ability to attain the Financial Improvement Plan targeted savings and free cash flow amounts; future prospects of the Company; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2014. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	September 30, 2015	December 31, 2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$22,460	$24,420
Receivables, net of reserves of approximately $3.5 million and $2.2 million as of September 30, 2015 and December 31, 2014, respectively	144,600	132,800
Inventories	176,410	171,260
Deferred income taxes	24,030	24,030
Prepaid expenses and other current assets	12,550	8,690
Current assets, discontinued operations	—	197,420
Total current assets	380,050	558,620
Property and equipment, net	174,320	177,470
Goodwill	455,430	460,080
Other intangibles, net	281,230	297,420
Other assets	21,930	27,960
Non-current assets, discontinued operations	—	140,200
Total assets	$1,312,960	$1,661,750
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$13,860	$23,400
Accounts payable	84,060	103,510
Accrued liabilities	61,870	63,110
Current liabilities, discontinued operations	—	119,900
Total current liabilities	159,790	309,920
Long-term debt	445,560	615,170
Deferred income taxes	42,350	46,320
Other long-term liabilities	57,400	64,450
Non-current liabilities, discontinued operations	—	35,260
Total liabilities	705,100	1,071,120
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 45,282,876 shares at September 30, 2015 and 45,280,385 shares at December 31, 2014	450	450
Paid-in capital	810,200	806,810
Accumulated deficit	(193,320)	(226,850)
Accumulated other comprehensive income (loss)	(9,470)	10,220
Total shareholders' equity	607,860	590,630
Total liabilities and shareholders' equity	$1,312,960	$1,661,750

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales	$222,190	$222,330	$671,220	$663,870
Cost of sales	(159,720)	(162,460)	(484,110)	(480,800)
Gross profit	62,470	59,870	187,110	183,070
Selling, general and administrative expenses	(40,910)	(39,350)	(123,320)	(113,070)
Operating profit	21,560	20,520	63,790	70,000
Other expense, net:
Interest expense	(3,440)	(2,080)	(10,610)	(6,310)
Debt financing and extinguishment costs	—	—	(1,970)	—
Other expense, net	(720)	(1,730)	(2,330)	(3,450)
Other expense, net	(4,160)	(3,810)	(14,910)	(9,760)
Income from continuing operations before income tax expense	17,400	16,710	48,880	60,240
Income tax expense	(5,690)	(5,620)	(16,740)	(21,020)
Income from continuing operations	11,710	11,090	32,140	39,220
Income (loss) from discontinued operations, net of tax	—	11,140	(4,740)	28,590
Net income	11,710	22,230	27,400	67,810
Less: Net income attributable to noncontrolling interests	—	—	—	810
Net income attributable to TriMas Corporation	$11,710	$22,230	$27,400	$67,000
Basic earnings per share attributable to TriMas Corporation:
Continuing operations	$0.26	$0.24	$0.71	$0.85
Discontinued operations	—	0.25	(0.10)	0.64
Net income per share	$0.26	$0.49	$0.61	$1.49
Weighted average common shares—basic	45,157,412	44,919,340	45,102,067	44,863,008
Diluted earnings per share attributable to TriMas Corporation:
Continuing operations	$0.26	$0.24	$0.70	$0.85
Discontinued operations	—	0.25	(0.10)	0.63
Net income per share	$0.26	$0.49	$0.60	$1.48
Weighted average common shares—diluted	45,499,104	45,276,199	45,439,618	45,231,058

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$11,710	$22,230	$27,400	$67,810
Other comprehensive income (loss):
Defined benefit pension and postretirement plans (Note 14)	200	180	2,930	530
Foreign currency translation	(4,760)	(10,620)	(10,420)	(5,760)
Derivative instruments (Note 9)	(3,180)	250	(3,890)	30
Total other comprehensive loss	(7,740)	(10,190)	(11,380)	(5,200)
Total comprehensive income	3,970	12,040	16,020	62,610
Less: Net income attributable to noncontrolling interests	—	—	—	810
Total comprehensive income attributable to TriMas Corporation	$3,970	$12,040	$16,020	$61,800

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Nine months ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$27,400	$67,810
Income (loss) from discontinued operations	(4,740)	28,590
Income from continuing operations	32,140	39,220
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Loss on dispositions of property and equipment	590	430
Depreciation	16,430	15,350
Amortization of intangible assets	15,790	10,900
Amortization of debt issue costs	1,360	1,430
Deferred income taxes	(4,220)	(7,120)
Non-cash compensation expense	4,590	6,450
Excess tax benefits from stock based compensation	(300)	(1,100)
Debt financing and extinguishment costs	1,970	—
Increase in receivables	(15,790)	(24,610)
Increase in inventories	(7,010)	(1,970)
(Increase) decrease in prepaid expenses and other assets	(1,020)	1,320
Increase (decrease) in accounts payable and accrued liabilities	(15,540)	11,970
Other, net	(250)	370
Net cash provided by operating activities of continuing operations, net of acquisition impact	28,740	52,640
Net cash provided by (used for) operating activities of discontinued operations	(14,030)	12,260
Net cash provided by operating activities, net of acquisition impact	14,710	64,900
Cash Flows from Investing Activities:
Capital expenditures	(20,360)	(18,320)
Acquisition of businesses, net of cash acquired	—	(27,510)
Net proceeds from disposition of property and equipment	1,680	50
Net cash used for investing activities of continuing operations	(18,680)	(45,780)
Net cash used for investing activities of discontinued operations	(2,510)	(2,510)
Net cash used for investing activities	(21,190)	(48,290)
Cash Flows from Financing Activities:
Proceeds from borrowings on term loan facilities	275,000	—
Repayments of borrowings on term loan facilities	(441,410)	(6,660)
Proceeds from borrowings on revolving credit and accounts receivable facilities	995,620	732,480
Repayments of borrowings on revolving credit and accounts receivable facilities	(1,006,490)	(687,520)
Payments for deferred purchase price	(5,810)	—
Debt financing fees	(1,850)	—
Distributions to noncontrolling interests	—	(580)
Payment for noncontrolling interests	—	(51,000)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(2,620)	(2,780)
Proceeds from exercise of stock options	430	480
Excess tax benefits from stock based compensation	300	1,100
Cash transferred to the Cequent businesses	(17,050)	—
Net cash used for financing activities of continuing operations	(203,880)	(14,480)
Net cash provided by financing activities of discontinued operations	208,400	940
Net cash provided by (used for) financing activities	4,520	(13,540)
Cash and Cash Equivalents:
Net increase (decrease) for the period	(1,960)	3,070
At beginning of period	24,420	27,000
At end of period	$22,460	$30,070
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,320	$7,960
Cash paid for taxes	$22,260	$25,610
The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Nine Months Ended September 30, 2015
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2014	$450	$806,810	$(226,850)	$10,220	$590,630
Net income attributable to TriMas Corporation	—	—	27,400	—	27,400
Other comprehensive loss	—	—	—	(11,380)	(11,380)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(2,620)	—	—	(2,620)
Stock option exercises and restricted stock vestings	—	430	—	—	430
Excess tax benefits from stock based compensation	—	300	—	—	300
Non-cash compensation expense	—	5,280	—	—	5,280
Distribution of the Cequent businesses	—	—	6,130	(8,310)	(2,180)
Balances, September 30, 2015	$450	$810,200	$(193,320)	$(9,470)	$607,860

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
Consistent with previous estimates, the Company incurred approximately $30 million of one-time, pre-tax costs associated with the spin-off, of which approximately $29 million was incurred during 2015. These costs primarily related to financing, legal, tax and accounting services rendered by third parties. Of the $30 million in costs, approximately $18 million was included in income (loss) from discontinued operations, $9 million was capitalized as deferred financing fees associated with Horizon's debt issuance coincident with the spin-off and was included in the balance sheet of the discontinued operations and approximately $3 million relates to fees associated with the Company's refinancing of long-term debt, of which approximately $2 million was included in income from continuing operations as debt financing and extinguishment costs and approximately $1 million was capitalized as deferred financing fees in the accompanying consolidated balance sheet.
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
2. New Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement - Period Adjustments" ("ASU 2015-16"). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. Additionally, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company is in the process of assessing the impact of the adoption of ASU 2015-16 on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASU 2015-11"). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and is to be applied prospectively with early adoption permitted. The Company is in the process of assessing the impact of adoption of ASU 2015-11 on its consolidated financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU 2015-15, "Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," which clarifies ASU 2015-03 by stating that the staff of the Securities and Exchange Commission ("SEC") would not object to an entity deferring and presenting debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is currently effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company is in the process of assessing the impact of the adoption of ASU 2015-03 on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" ("ASU 2015-14"), which defers ASU 2014-09 by one year, making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption, but not before the original effective date. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
3. Discontinued Operations
Spin-off of the Cequent businesses
On June 30, 2015, the Company completed the previously announced spin-off of its Cequent businesses (comprised of the former Cequent Americas and Cequent Asia Pacific Europe Africa ("Cequent APEA") reportable segments), creating a new independent publicly traded company, Horizon, through the distribution of 100% of the Company's interest in Horizon to holders of the Company's common stock. On June 30, 2015, each of the Company's shareholders of record as of the close of business on the record date of June 25, 2015 received two shares of Horizon common stock for every five shares of TriMas common stock held. In addition, on June 30, 2015, immediately prior to the effective time of the spin-off, Horizon entered into a new debt financing arrangement and used the proceeds to make a cash distribution of $214.5 million to the Company.
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
Following the spin-off, there were no assets or liabilities remaining from the Cequent operations.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Results of discontinued operations, including the discontinued Cequent businesses and NI Industries, are summarized as follows:

	Three months ended September 30,	Nine months ended September 30,
	2014	2015	2014
	(dollars in thousands)
Net sales	$157,870	$300,900	$488,050
Cost of sales	(119,700)	(227,860)	(366,740)
Gross profit	38,170	73,040	121,310
Selling, general and administrative expenses	(27,100)	(72,360)	(83,090)
Operating profit	11,070	680	38,220
Interest expense	(1,280)	(2,540)	(3,960)
Other expense, net	6,080	(1,970)	4,870
Other expense, net	4,800	(4,510)	910
Income (loss) from discontinued operations, before income taxes	15,870	(3,830)	39,130
Income tax expense	(4,730)	(910)	(10,540)
Income (loss) from discontinued operations, net of tax	$11,140	$(4,740)	$28,590
NI Industries
During the third quarter of 2014, the Company ceased operations of its former NI Industries business, which manufactured cartridge cases for the defense industry and was party to a U.S. Government facility maintenance contract. During the three months ended September 30, 2014, the Company received approximately $6.7 million for the sale of certain intellectual property and related inventory and tooling. Net sales for NI Industries were approximately $0.1 million and $3.4 million for the three months and nine months ended September 30, 2014, respectively, and net income was approximately $3.8 million for both the three months and nine months ended September 30, 2014. There were no net sales or net income (loss) for NI Industries during the three or nine months ended September 30, 2015.
4. Acquisitions
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
5. Goodwill and Other Intangible Assets
In connection with the Company’s reporting, forecasting and analysis of the results of operations during the third quarter of 2015, the Company determined that there were indicators of a decline in fair value of the Company’s Energy and engine products reporting units due to a significant decline in profitability levels, which also may indicate a potential impairment of the recorded goodwill and/or indefinite-lived intangible assets. In addition, the Company’s stock price and resulting market capitalization declined approximately 30% during the third quarter of 2015, which management believes is partially due to the decline in profitability of the aforementioned two reporting units. The Company considers the reduction in total Company market capitalization, which is a significant input to estimated total Company fair value, as an indicator that the fair value of the Energy and engine products reporting units, and/or other reporting units, may be less than the carrying value.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In September 2015, the Company announced a broadly-focused financial improvement plan, to be implemented over the next few quarters and expected to result in improved operational efficiencies, profitability, and cash flow. The plan includes significant cost savings actions within the Energy and engine products reporting units, the impact of which the Company is evaluating in connection with an estimate of fair value.
Given this fact pattern and indicators of potential impairment, the Company determined it would perform an impairment analysis of each of the Company’s reporting units and indefinite-lived trademarks/tradenames, along with a comparison of the estimated aggregate fair value of all reporting units to the Company’s market capitalization.  As the financial improvement plan was not announced until mid-September and is an important input to the estimation of the fair value of Company’s reporting units, and the market capitalization continued to be volatile throughout August and September, there was inadequate time within the third quarter to complete the impairment analysis.  The Company expects to complete the testing during the fourth quarter of 2015.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are summarized as follows:

	Packaging	Aerospace	Energy	Engineered Components	Total
	(dollars in thousands)
Balance, December 31, 2014	$169,350	$210,130	$73,180	$7,420	$460,080
Foreign currency translation and other	(2,560)	—	(2,090)	—	(4,650)
Balance, September 30, 2015	$166,790	$210,130	$71,090	$7,420	$455,430
The gross carrying amounts and accumulated amortization of the Company's other intangibles as of September 30, 2015 and December 31, 2014 are summarized below. The Company amortizes these assets over periods ranging from one to 30 years.

	As of September 30, 2015		As of December 31, 2014
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$74,970	$(24,020)	$75,300	$(18,180)
Customer relationships, 15 – 25 years	132,230	(36,330)	132,230	(31,140)
Total customer relationships	207,200	(60,350)	207,530	(49,320)
Technology and other, 1 – 15 years	57,870	(21,800)	58,040	(18,750)
Technology and other, 17 – 30 years	43,310	(28,730)	43,300	(27,150)
Total technology and other	101,180	(50,530)	101,340	(45,900)
Indefinite-lived intangible assets:
Trademark/Trade names	83,730	—	83,770	—
Total other intangible assets	$392,110	$(110,880)	$392,640	$(95,220)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Technology and other, included in cost of sales	$1,480	$1,150	$4,560	$3,450
Customer relationships, included in selling, general and administrative expenses	3,730	2,570	11,230	7,450
Total amortization expense	$5,210	$3,720	$15,790	$10,900

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Inventories
Inventories consist of the following components:

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Finished goods	$106,020	$104,760
Work in process	23,030	24,300
Raw materials	47,360	42,200
Total inventories	$176,410	$171,260
7. Property and Equipment, Net
Property and equipment consists of the following components:

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Land and land improvements	$13,890	$14,710
Buildings	63,310	60,570
Machinery and equipment	269,110	262,670
	346,310	337,950
Less: Accumulated depreciation	171,990	160,480
Property and equipment, net	$174,320	$177,470
Depreciation expense as included in the accompanying consolidated statement of income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Depreciation expense, included in cost of sales	$4,950	$4,330	$14,330	$13,160
Depreciation expense, included in selling, general and administrative expense	650	640	2,100	2,190
Total depreciation expense	$5,600	$4,970	$16,430	$15,350
8. Long-term Debt
The Company's long-term debt consists of the following:

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Credit Agreement	$390,120	$559,530
Receivables facility and other	69,300	79,040
	459,420	638,570
Less: Current maturities, long-term debt	13,860	23,400
Long-term debt	$445,560	$615,170

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Agreement
During the second quarter of 2015, the Company amended its credit agreement (the "Credit Agreement"), pursuant to which the Company was able to extend maturities and resize its credit facilities following the spin-off of the Cequent businesses. The cash distribution to the Company from Horizon was used to reduce the outstanding borrowings under the previous credit agreement. The Credit Agreement consists of a $500.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies ("Foreign Currency Loans"), subject to a $75.0 million sub limit, which matures on June 30, 2020 and is subject to interest at London Interbank Offered Rates ("LIBOR") plus 1.75%, and a $275.0 million senior secured term loan A facility ("Term Loan A Facility"), which matures on June 30, 2020 and is subject to interest at LIBOR plus 1.75%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.
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
The Company may be required to prepay a portion of its Term Loan A Facility in an amount equal to a percentage of the Company's excess cash flow, as defined, with such percentage based on the Company's leverage ratio, as defined. As of September 30, 2015, no amounts are due under this provision.
The Company is also able to issue letters of credit, not to exceed $40.0 million in aggregate, against its revolving credit facility commitments. At September 30, 2015 and December 31, 2014, the Company had letters of credit of approximately $22.4 million and $21.9 million, respectively, issued and outstanding.
At September 30, 2015, the Company had approximately $115.1 million outstanding under its revolving credit facility and had $362.5 million potentially available after giving effect to approximately $22.4 million of letters of credit issued and outstanding. At December 31, 2014, the Company had approximately $118.1 million outstanding under its revolving credit facility and had $435.0 million potentially available after giving effect to approximately $21.9 million of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had $107.3 million and $192.0 million at September 30, 2015 and December 31, 2014, respectively, of borrowing capacity available for general corporate purposes.
Principal payments required under the Credit Agreement for the Term Loan A Facility are approximately $3.4 million due each fiscal quarter from December 2015 through September 2018 and approximately $5.2 million due each fiscal quarter from December 2018 through March 2020, with final payment of $202.8 million due on June 30, 2020.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $75.0 million foreign currency sub limit of the $500.0 million senior secured revolving credit facility are secured by a pledge of the assets of the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including restrictions on the incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). At September 30, 2015, the Company was in compliance with its financial covenants contained in the Credit Agreement.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company incurred approximately $1.8 million in fees to complete the amendment of the Credit Agreement, of which approximately $1.4 million was capitalized as deferred financing fees and $0.4 million was recorded as debt financing fees in the accompanying consolidated statement of income during the nine months ended September 30, 2015. The Company also recorded non-cash debt extinguishment costs of $1.5 million related to the write-off of deferred financing fees associated with the previous credit facilities.
As of September 30, 2015 and December 31, 2014, the Company's Term Loan A Facility traded at approximately 95.5% and 99.5% of par value and the Company's revolving credit facility traded at approximately 94.2% and 99.2% of par value, respectively. The valuations of the Credit Agreement were determined based on Level 2 inputs under the fair value hierarchy, as defined.
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
Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $75.0 million to a third party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 3-month LIBOR-based rate plus a usage fee of 1.00% and 1.15% as of September 30, 2015 and 2014, respectively, and a fee on the unused portion of the facility of 0.35% as of September 30, 2015 and 2014.
The Company had approximately $69.0 million and $78.7 million outstanding under the facility as of September 30, 2015 and December 31, 2014, respectively. No amounts were available but not utilized as of September 30, 2015. As of December 31, 2014, approximately $1.6 million was available but not utilized. Aggregate costs incurred under the facility were approximately $0.2 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and $0.7 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively, and are included in interest expense in the accompanying consolidated statement of income. The facility expires on October 16, 2018.
The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the agreement. As of September 30, 2015, the cost of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.7 months and an average discount rate of 1.8%.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. Derivative Instruments
The Company utilizes interest rate swap agreements to fix the LIBOR-based variable portion of the interest rate on its long term debt. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. As of September 30, 2015, the Company had interest rate swap agreements in place that hedge a notional value of debt ranging from approximately $251.5 million to approximately $192.7 million and amortize consistent with future debt principal payments. The interest rate swap agreements establish fixed interest rates in a range of 0.74% to 2.68% with various expiration terms extending to June 30, 2020. At inception, the interest rate swaps were and continue to be designated as cash flow hedges.
As of September 30, 2015 and December 31, 2014, the fair value carrying amount of the Company's derivative instruments are recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	September 30, 2015	December 31, 2014
		(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$90	$1,270
Interest rate swaps	Accrued liabilities	(510)	(180)
Interest rate swaps	Other long-term liabilities	(4,470)	—
Total derivatives designated as hedging instruments		$(4,890)	$1,090
The following table summarizes the income (loss) recognized in accumulated other comprehensive income ("AOCI"), the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014:

	Amount of Income (Loss) Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended September 30,		Nine months ended September 30,
	As of September 30, 2015	As of December 31, 2014	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2015	2014	2015	2014
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	$(3,030)	$680	Interest expense	$(210)	$—	$(210)	$—
			Income (loss) from discontinued operations	$—	$(240)	$(440)	$(730)
Over the next 12 months, the Company expects to reclassify approximately $0.5 million of pre-tax deferred losses from AOCI to interest expense as the related interest payments for the designated interest rate swaps are funded.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's interest rate swaps use observable inputs such as interest rate yield curves. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 are shown below.

	Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(dollars in thousands)
September 30, 2015	Interest rate swaps	Recurring	$(4,890)	$—	$(4,890)	$—
December 31, 2014	Interest rate swaps	Recurring	$1,090	$—	$1,090	$—
10. Commitments and Contingencies
Asbestos
As of September 30, 2015, the Company was a party to 1,056 pending cases involving an aggregate of 6,297 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal Year Ended December 31, 2014	7,975	210	155	38	$18,734	$2,800,000
Nine Months Ended September 30, 2015	7,992	221	1,897	19	$10,318	$2,326,180
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 6,297 claims pending at September 30, 2015, 139 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory & Punitive			Compensatory Only			Punitive Only
Range of damages sought (in millions)	$0.0 to $5.0	$5.0 to $10.0	$10.0+	$0.0 to $0.6	$0.6 to $5.0	$5.0+	$0.0 to $2.5	$2.5 to $5.0	$5.0+
Number of claims	67	43	29	17	52	70	136	2	1
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net Sales
Packaging	$87,930	$89,320	$256,470	$257,000
Aerospace	45,380	27,410	134,340	86,420
Energy	51,600	50,290	152,910	155,390
Engineered Components	37,280	55,310	127,500	165,060
Total	$222,190	$222,330	$671,220	$663,870
Operating Profit (Loss)
Packaging	$21,870	$20,770	$60,090	$59,670
Aerospace	7,110	3,870	22,410	14,390
Energy	(3,560)	(1,100)	(10,390)	870
Engineered Components	4,380	8,090	16,570	24,920
Corporate expenses	(8,240)	(11,110)	(24,890)	(29,850)
Total	$21,560	$20,520	$63,790	$70,000
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
Spin-off of the Cequent businesses
On June 30, 2015, due to the spin-off of the Cequent businesses, stock options and restricted shares previously granted to Cequent participants were cancelled and transferred to Horizon. On July 1, 2015, the Company adjusted the number of shares outstanding, and the exercise price of stock options, as required by the anti-dilution provisions of the Plans, to maintain the intrinsic value of the outstanding equity awards immediately post spin-off.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Stock Options
The Company did not grant any stock option awards during the nine months ended September 30, 2015. Information related to stock options at September 30, 2015 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015 (a)	298,095	$5.40
Exercised	(40,158)	10.83
Cancelled	(5,769)	5.95
Expired	(2,961)	19.42
Outstanding at September 30, 2015	249,207	$4.35	2.9	$3,131,237
__________________________
(a) Beginning balance and weighted average option price have been retrospectively adjusted to give effect to the distribution ratio as required per the anti-dilution provisions of the Plans, resulting in 46,428 additional shares.
As of September 30, 2015, 249,207 stock options were exercisable under the Plans. The Company did not incur any stock-based compensation expense related to stock options during the nine months ended September 30, 2015 and 2014.
Restricted Shares
The Company awarded the following restricted shares during the first nine months of 2015:

•
granted 1,760 restricted shares of common stock to certain employees that are subject only to a service condition and vest on the first anniversary date of the award so long as the employee remains with the Company;

•	granted 209,825 restricted shares of common stock to certain employees which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company;

•
granted 42,937 restricted shares of common stock to certain employees which are subject only to a service condition and vest on the first anniversary date of the award. The awards were made to participants in the Company's short-term incentive compensation plan ("STI"), where all STI participants whose target annual award exceeds $20 thousand receive 80% of the value in earned cash and 20% in the form of a restricted stock award upon finalization of the award amount in the first quarter each year following the previous plan year; and

•
granted 32,040 restricted shares of common stock to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate their service prior to the vesting date.

In addition, the Company issued 6,275 shares related to director fee deferrals. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
During the third quarter of 2015, the Company awarded 192,348 performance-based shares of common stock to certain Company key employees which vest on March 1, 2018, so long as the employee remains with the Company. The performance criteria for these awards is based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group, measured over a period beginning September 10, 2015 and ending December 31, 2017. TSR is calculated as the Company's average closing stock price for the 20-trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20-trading days prior to the start of the performance period. Depending on the performance achieved, the amount of shares earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value and term of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 0.85% and annualized volatility of 35.8%.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During 2014, the Company awarded performance-based shares of common stock to certain Company key employees which were earned based upon the achievement of the Company's pre-spin earnings per share ("EPS") cumulative average growth rate ("EPS CAGR") and average return on invested capital performance metrics over a period of three calendar years, beginning January 1, 2014 and ending on December 31, 2016. In the third quarter of 2015, this award was modified due to the Company's spin-off of the Cequent businesses. At the time of the spin-off, the performance period was 50% complete, thus the Company decided to measure attainment for the half completed, and cancel the remaining performance shares. The Company determined that the original performance metrics resulted in a 30% attainment of the target on a weighted average basis, resulting in a reduction of 35,096 shares during the third quarter of 2015. The Company awarded new performance-based grants of 86,924 restricted shares to these key employees, with the performance criteria based upon the Company's total TSR relative to the TSR of the common stock of a pre-defined industry peer-group and measured over the period beginning September 10, 2015 and ending December 31, 2016. Depending on the performance achieved, the amount of shares earned can vary from 0% of the target award to a maximum of 200% of the target award. These awards vest on March 5, 2017, so long as the employee remains with the Company. The Company estimated the grant-date fair value and term of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 0.50% and annualized volatility of 38.8%.
During 2013, the Company also awarded performance-based shares of common stock to certain Company key employees which were earned based upon the achievement of EPS CAGR and cash generation performance metrics over a period of three calendar years, beginning January 1, 2013 and ending on December 31, 2015. In the third quarter of 2015, this award was modified due to the spin-off of the Cequent businesses. Due to the timing of the spin-off, the Company considered the performance measurement period complete for certain employees, resulting in an attainment of 50% of the target on a weighted average basis, resulting in a reduction of 14,331 shares during the third quarter of 2015.
During 2012, the Company awarded performance-based shares of common stock to certain Company key employees which were earned based upon the achievement of EPS CAGR and cash generation performance metrics over a period of three calendar years, beginning January 1, 2012 and ending on December 31, 2014. The Company attained 70.25% of the target on a weighted average basis, resulting in a reduction of 28,205 shares during the first quarter of 2015.
Information related to restricted shares at September 30, 2015 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015 (a)	867,236	$24.66
Granted	572,109	23.55
Vested	(323,779)	23.87
Cancelled	(319,446)	25.73
Outstanding at September 30, 2015	796,120	$23.75	1.2	$13,016,562
__________________________
(a) Beginning balance and weighted average grant date fair value have been retrospectively adjusted to give effect to the distribution ratio as required per the anti-dilution provisions of the Plans, resulting in 141,777 additional shares.
As of September 30, 2015, there was approximately $10.4 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 2.0 years.
The Company recognized approximately $1.7 million and $2.3 million of stock-based compensation expense related to restricted shares during the three months ended September 30, 2015 and 2014, respectively, and approximately $4.6 million and $6.5 million for the nine months ended September 30, 2015 and 2014, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
13. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and restricted share awards. The calculation of diluted earnings per share included 216,642 and 220,535 restricted shares for the three months ended September 30, 2015 and 2014, respectively, and 218,949 and 221,835 restricted shares for the nine months ended September 30, 2015 and 2014, respectively. The calculation of diluted earnings per share also included options to purchase 125,050 and 136,324 shares of common stock for the three months ended September 30, 2015 and 2014, respectively, and 118,602 and 146,215 shares of common stock for the nine months ended September 30, 2015 and 2014, respectively.
14. Defined Benefit Plans
Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension and postretirement benefit costs for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Pension Plans				Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(dollars in thousands)
Service costs	$210	$190	$680	$570	$—	$—	$—	$—
Interest costs	380	450	1,210	1,330	10	10	20	30
Expected return on plan assets	(420)	(510)	(1,430)	(1,550)	—	—	—	—
Amortization of prior service cost	—	—	10	10	—	—	—	—
Settlement/curtailment loss	—	—	2,750	—	—	—	—	—
Amortization of net (gain)/loss	310	270	1,050	830	(10)	(20)	(30)	(70)
Net periodic benefit cost	$480	$400	$4,270	$1,190	$—	$(10)	$(10)	$(40)
During the second quarter of 2015, the Company recognized a one-time settlement charge associated with annuitizing the defined benefit obligations for certain current and former Cequent employees. The settlement charge of approximately $2.8 million is included in the income (loss) from discontinued operations in the accompanying consolidated statement of income.
The Company contributed approximately $0.5 million and $3.1 million to its defined benefit pension plans during the three and nine months ended September 30, 2015, respectively. The Company expects to contribute approximately $3.5 million to its defined benefit pension plans for the full year 2015.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

15. Other Comprehensive Income (Loss)
Changes in AOCI by component for the nine months ended September 30, 2015 are summarized as follows:

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2014	$(14,180)	$610	$23,790	$10,220
Net unrealized losses arising during the period (a)	—	(4,720)	(10,420)	(15,140)
Less: Net realized losses reclassified to net income (b), (c)	(2,930)	(830)	—	(3,760)
Net current-period other comprehensive income (loss)	2,930	(3,890)	(10,420)	(11,380)
Less: Distribution of the Cequent businesses	—	250	(8,560)	(8,310)
Balance, September 30, 2015	$(11,250)	$(3,030)	$4,810	$(9,470)
__________________________
(a) Derivative instruments, net of income tax of $2.6 million. See Note 9, "Derivative Instruments," for further details.
(b) Defined benefit plans, net of income tax of $1.7 million. See Note 14, "Defined Benefit Plans," for further details.
(c) Derivative instruments, net of income tax of $0.3 million. See Note 9, "Derivative Instruments," for further details.
Changes in AOCI by component for the nine months ended September 30, 2014 are summarized as follows:

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2013	$(10,840)	$1,060	$37,610	$27,830
Net unrealized losses arising during the period (a)	—	(90)	(5,760)	(5,850)
Less: Net realized losses reclassified to net income (b)	(530)	(120)	—	(650)
Net current-period other comprehensive income (loss)	530	30	(5,760)	(5,200)
Balance, September 30, 2014	$(10,310)	$1,090	$31,850	$22,630
__________________________
(a) Derivative instruments, net of income tax of $0.2 million. See Note 9, "Derivative Instruments," for further details.
(b) Defined benefit plans, net of income tax of $0.2 million. See Note 14, "Defined Benefit Plans," for further details. Derivative instruments, net of income tax of $0.2 million. See Note 9, "Derivative Instruments," for further details.

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
On June 30, 2015, we completed the spin-off of our Cequent businesses, creating a new independent publicly-traded company, Horizon Global Corporation ("Horizon"). On June 30, 2015, our stockholders received two shares of Horizon common stock for every five shares of TriMas common stock that they held as of the close of business on June 25, 2015. The financial position, results of operations and cash flows of Horizon are included as discontinued operations for all periods presented through the date of the spin-off.
Key Factors and Risks Affecting Our Reported Results.  Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves significantly impacted by changes in economic conditions. There has been little or no overall economic growth, particularly in the United States, although global economic conditions appear to have been relatively stable over the past couple of years. The two external factors that have impacted our results most significantly in the first nine months of 2015 are lower oil-related activity, primarily due to lower oil prices, and a stronger U.S. dollar. While we experienced some organic growth in certain of our businesses in the first nine months of 2015 compared to 2014, the majority of our growth was generated by sales from companies acquired during 2014. On a year-to-date basis, our 2015 third quarter sales were essentially flat with 2014, as the aforementioned sales growth was offset by reductions in sales resulting from the impact of lower oil prices and the stronger U.S. dollar.
During 2014, we undertook significant actions in our Energy reportable segment to reassess, restructure and optimize our manufacturing and sales footprints, as demand levels had been lower than historical levels over the past several quarters, starting in the third quarter of 2013, both in the United States and abroad, as petrochemical plants and refinery customers deferred shutdown activity, plus we experienced decreases in engineering and construction and original equipment manufacturer ("OEM") customer activity. The demand challenges also resulted in operating margin declines from historical levels. Given the reduced demand and resulting profitability challenges, during 2014, we announced the closure of a sales branch in China, a manufacturing facility in Brazil and the move of certain longer lead-time standard products from our Houston, Texas manufacturing facility to a new facility in Mexico by late 2015. In the first half of 2015, we also announced the consolidation of our Rotterdam, the Netherlands branch into our Antwerp, Belgium branch.
During the third quarter of 2015, given the impact of lower oil prices on net sales and profitability, the second quarter 2015 operating loss within the Energy business and the uncertain economic environment, we announced a financial improvement plan ("FIP") to improve our profitability, cash flow conversion and operational efficiency. As part of the FIP, we targeted cost actions to yield $15 million of annual savings, accelerating an additional $5 million of savings initiatives in the Energy business, with the remaining $10 million of savings expected to be spread relatively evenly across the remainder of the Company. By implementing the FIP, we believe we have lowered the cost structure of our engine-related business, allowing it to achieve break-even operating profit despite the more than 50% decline in sales as a result of the impact of lower oil prices. The FIP consisted of headcount reductions, manufacturing and administrative cost reduction and facility closures or consolidations, for which we estimate one-time cash and non-cash charges to implement of approximately $6 million to $7 million. We believe the FIP will help to mitigate the external factors pressuring our top-line, and position the Company for improved profitability and operating leverage across a lower fixed cost structure in the future. We continue to evaluate further actions as merited based on business performance, considering additional cost reductions or facility closures should sales and profitability levels continue below historical levels.
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
We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, aluminum, polyethylene and other resins and utility-related inputs. Historically, we have experienced volatility in costs of steel and resin and have worked with our suppliers to manage costs and disruptions in supply. We also utilize pricing programs to pass increased steel, aluminum and resin costs to customers. Although we may experience delays in our ability to implement price increases, we have been generally able to recover such increased costs. We may experience disruptions in supply in the future and may not be able to pass along higher costs associated with such disruptions to our customers in the form of price increases.
In addition to the aforementioned price movements in significant raw materials, certain of our businesses are sensitive to oil price movements. Our Arrow Engine business is most directly impacted by significant volatility in oil prices. Arrow's pumpjack and other engine sales and related parts, which comprise a significant portion of the business, are impacted by oil drilling levels, rig counts and commodity pricing. The decline of oil prices in late fourth quarter 2014 and through the first nine months of 2015 has significantly impacted demand levels in this business, with sales levels dropping more than 50% from the first nine months of 2014. Our other businesses may be impacted by volatile oil prices, but not as directly. For example, a portion of our Energy reportable segment serves upstream customers at oil well sites that have been impacted by changes in oil prices, while the majority of the segment provides parts for refineries and chemical plants, which may or may not choose to defer capital expenditures or changeover production stock, both of which would require retooling with our gaskets and bolts, in times of fluctuations in oil prices. Our Packaging reportable segment may be impacted by oil prices, as it is a significant driver of resin pricing, although we generally are able to maintain profit levels when oil prices change due to escalator/de-escalator clauses in contracts with many of our customers.
As a result of the significant decline in profitability in our Energy and engine products reporting units, as well as an approximate 30% decline in our stock price during the third quarter of 2015, there are indicators that our recorded goodwill and/or indefinite-lived intangible assets may be impaired. We will perform an impairment analysis of each of our reporting units and indefinite-lived trademarks/tradenames, along with a comparison of the estimated aggregate fair value of all reporting units to the Company’s market capitalization, all as required by the authoritative accounting literature.  The Energy and engine product reporting units that have impairment indicators and we believe to be driving the reduction in market capitalization have approximately $77.3 million and $3.2 million, respectively, of recorded goodwill and indefinite-lived intangible assets.  We expect to complete the impairment testing during the fourth quarter of 2015.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015	As a Percentage of Net Sales	2014	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$87,930	39.6%	$89,320	40.2%
Aerospace	45,380	20.4%	27,410	12.3%
Energy	51,600	23.2%	50,290	22.6%
Engineered Components	37,280	16.8%	55,310	24.9%
Total	$222,190	100.0%	$222,330	100.0%
Gross Profit
Packaging	$31,980	36.4%	$31,200	34.9%
Aerospace	15,220	33.5%	6,710	24.5%
Energy	7,990	15.5%	10,250	20.4%
Engineered Components	7,280	19.5%	11,710	21.2%
Total	$62,470	28.1%	$59,870	26.9%
Selling, General and Administrative Expenses
Packaging	$10,110	11.5%	$10,430	11.7%
Aerospace	8,110	17.9%	2,840	10.4%
Energy	11,550	22.4%	11,350	22.6%
Engineered Components	2,900	7.8%	3,620	6.5%
Corporate expenses	8,240	N/A	11,110	N/A
Total	$40,910	18.4%	$39,350	17.7%
Operating Profit (Loss)
Packaging	$21,870	24.9%	$20,770	23.3%
Aerospace	7,110	15.7%	3,870	14.1%
Energy	(3,560)	(6.9)%	(1,100)	(2.2)%
Engineered Components	4,380	11.7%	8,090	14.6%
Corporate expenses	(8,240)	N/A	(11,110)	N/A
Total	$21,560	9.7%	$20,520	9.2%
Depreciation and Amortization
Packaging	$5,200	5.9%	$5,230	5.9%
Aerospace	3,300	7.3%	1,300	4.7%
Energy	1,240	2.4%	990	2.0%
Engineered Components	980	2.6%	1,090	2.0%
Corporate expenses	90	N/A	80	N/A
Total	$10,810	4.9%	$8,690	3.9%

The following table summarizes financial information for our reportable segments for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	As a Percentage of Net Sales	2014	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$256,470	38.2%	$257,000	38.7%
Aerospace	134,340	20.0%	86,420	13.0%
Energy	152,910	22.8%	155,390	23.4%
Engineered Components	127,500	19.0%	165,060	24.9%
Total	$671,220	100.0%	$663,870	100.0%
Gross Profit
Packaging	$91,640	35.7%	$89,790	34.9%
Aerospace	46,070	34.3%	24,900	28.8%
Energy	23,510	15.4%	32,700	21.0%
Engineered Components	25,890	20.3%	35,680	21.6%
Total	$187,110	27.9%	$183,070	27.6%
Selling, General and Administrative Expenses
Packaging	$31,550	12.3%	$30,120	11.7%
Aerospace	23,660	17.6%	10,510	12.2%
Energy	33,900	22.2%	31,830	20.5%
Engineered Components	9,320	7.3%	10,760	6.5%
Corporate expenses	24,890	N/A	29,850	N/A
Total	$123,320	18.4%	$113,070	17.0%
Operating Profit (Loss)
Packaging	$60,090	23.4%	$59,670	23.2%
Aerospace	22,410	16.7%	14,390	16.7%
Energy	(10,390)	(6.8)%	870	0.6%
Engineered Components	16,570	13.0%	24,920	15.1%
Corporate expenses	(24,890)	N/A	(29,850)	N/A
Total	$63,790	9.5%	$70,000	10.5%
Depreciation and Amortization
Packaging	$15,590	6.1%	$15,170	5.9%
Aerospace	9,820	7.3%	4,100	4.7%
Energy	3,380	2.2%	3,380	2.2%
Engineered Components	3,170	2.5%	3,360	2.0%
Corporate expenses	260	N/A	240	N/A
Total	$32,220	4.8%	$26,250	4.0%

Results of Operations
The principal factors impacting us during the three months ended September 30, 2015, compared with the three months ended September 30, 2014, were:

•	the impact of our 2014 acquisitions (see below for impact by segment);

•
the impact of lower oil prices, primarily in our Engineered Components reportable segment and impact of the stronger U.S. dollar on net sales, primarily in our Packaging and Energy reportable segments; and

•
within our Energy reportable segment we incurred approximately $4.4 million of manufacturing and distribution footprint consolidation and relocation projects and approximately $1.5 million relating to the FIP during the third quarter of 2015.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014
Overall, net sales decreased slightly to $222.2 million for the three months ended September 30, 2015, as compared with $222.3 million in the three months ended September 30, 2014. During the third quarter of 2015, net sales increased approximately $16.0 million due to our recent acquisitions. Sales levels also increased between years due to increased demand from our large OEM customers in our Aerospace reportable segment and an increase in domestic engineering and construction activity in our Energy reportable segment. These increases were partially offset by an approximate $12.9 million decrease in sales of engine and compression-related products within our Engineered Components reportable segment due to lower oil prices. Net sales also decreased by approximately $3.6 million due to net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 28.1% and 26.9% for the three months ended September 30, 2015 and 2014, respectively. Gross profit margin increased in our Aerospace reportable segment due to profit derived from our Allfast Fastening Systems, Inc. ("Allfast") acquisition. Gross profit margin also increased due to continued productivity initiatives primarily in our Packaging and Aerospace reportable segments, and a more favorable product mix, primarily in our Packaging and Energy reportable segments. These increases in gross profit margin were partially offset by higher costs related to our restructuring and footprint optimization efforts in our Energy reportable segment, lower fixed cost absorption primarily in our Engineered Components reportable segment and unfavorable currency exchange of approximately $0.9 million, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Operating profit margin (operating profit as a percentage of sales) approximated 9.7% and 9.2% for the three months ended September 30, 2015 and 2014, respectively. Operating profit increased approximately $1.1 million, or 5.1%, to $21.6 million for the three months ended September 30, 2015, from $20.5 million for the three months ended September 30, 2014, primarily due to our recent acquisitions and a reduction in corporate costs. In addition, operating profit increased due to continued productivity and a more favorable product mix. Partially offsetting these increases in operating profit margin were costs related to our restructuring and footprint optimization efforts within our Energy reportable segment. Additionally, operating profit margin decreased due to lower fixed cost absorption, primarily in our Engineered Components reportable segment.
Interest expense increased approximately $1.3 million, to $3.4 million, for the three months ended September 30, 2015, as compared to $2.1 million for the three months ended September 30, 2014, due to an increase in our weighted-average variable rate borrowings to approximately $519.5 million in the three months ended September 30, 2015, from approximately $441.3 million in the three months ended September 30, 2014, primarily due to the amendment to our Credit Agreement to add a $275.0 million incremental senior secured term loan A facility, which was used to fund the Allfast acquisition within our Aerospace reportable segment during the fourth quarter of 2014. Additionally, the effective weighted average interest rate on our outstanding variable rate borrowings, including our Credit Agreement and accounts receivable facilities, increased to approximately 1.8% for three months ended September 30, 2015, from approximately 1.6% for the three months ended September 30, 2014.
Other expense, net decreased approximately $1.0 million, to $0.7 million for the three months ended September 30, 2015, as compared to $1.7 million for the three months ended September 30, 2014. The decrease in other expense, net is primarily due to gains on transactions denominated in foreign currencies of approximately $0.6 million during the three months ended September 30, 2015, as compared to losses on transactions denominated in foreign currencies of approximately $0.4 million during the three months ended September 30, 2014.
The effective income tax rates for the three months ended September 30, 2015 and 2014 were 32.7% and 33.6%, respectively. The reduction in the rate was a result of a decrease in unrecognized tax benefits due to the expiration of statute of limitations partially offset by losses at certain foreign subsidiaries where no tax benefit could be recorded.

Net income from continuing operations increased by approximately $0.6 million, to $11.7 million for the three months ended September 30, 2015, compared to $11.1 million for the three months ended September 30, 2014. The increase was primarily the result of a $1.1 million increase in operating profit, plus a $1.0 million decrease in other expenses, net, partially offset by $1.3 million of higher interest expense.
See below for a discussion of operating results by segment.
Packaging. Net sales decreased approximately $1.4 million, or 1.6%, to $87.9 million in the three months ended September 30, 2015, as compared to $89.3 million in the three months ended September 30, 2014. Sales increased approximately $1.2 million related to the acquisition of Lion Holdings Pvt. Ltd. ("Lion Holdings") in July 2014. Sales of specialty systems and industrial closures were relatively flat year-over-year, given limited economic growth. Sales decreased approximately $2.5 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $0.8 million to $32.0 million, or 36.4% of sales, in the three months ended September 30, 2015, as compared to $31.2 million, or 34.9% of sales, in the three months ended September 30, 2014. Gross profit increased primarily due to a $1.2 million reduction of an estimated acquisition related liability. In addition, Packaging benefited from a more favorable product mix, continued productivity initiatives and the additional profit derived from the acquisition of Lion Holdings. These increases were partially offset by approximately $1.1 million of unfavorable currency exchange as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's selling, general and administrative expenses decreased approximately $0.3 million to $10.1 million, or 11.5% of sales, in the three months ended September 30, 2015, as compared to $10.4 million, or 11.7% of sales, in the three months ended September 30, 2014. The decrease was primarily as a result of a $1.1 million reduction in the Arminak & Associates ("Arminak") contingent liability to the estimated fair value, which was partially offset by an increase in reserves for past due account balances of approximately $0.5 million and increased spending on our global growth initiatives.
Packaging's operating profit increased approximately $1.1 million to $21.9 million, or 24.9% of sales, in the three months ended September 30, 2015, as compared to $20.8 million, or 23.3% of sales, in the three months ended September 30, 2014. Although sales levels decreased, operating profit and related margin increased primarily due to the reduction of previously estimated acquisition related liabilities, a more favorable product mix, continued productivity initiatives and lower selling, general and administrative costs.
Aerospace.    Net sales for the three months ended September 30, 2015 increased approximately $18.0 million, or 65.6%, to $45.4 million, as compared to $27.4 million in the three months ended September 30, 2014. Sales increased approximately $14.9 million related to the acquisition of Allfast in the fourth quarter of 2014. Sales in our legacy aerospace business increased approximately $3.1 million, primarily due to higher demand from our large OEM customers which was partially offset by lower demand from our two largest distribution customers.
Gross profit within Aerospace increased approximately $8.5 million to $15.2 million, or 33.5% of sales, in the three months ended September 30, 2015, from $6.7 million, or 24.5% of sales, in the three months ended September 30, 2014, primarily due to profit derived from the acquisition of Allfast and higher sales in our legacy aerospace business. Gross profit margin also increased due to higher fixed cost absorption, continued productivity initiatives and a more favorable product mix.
Selling, general and administrative expenses increased approximately $5.3 million to $8.1 million, or 17.9% of sales, in the three months ended September 30, 2015, as compared to $2.8 million, or 10.4% of sales, in the three months ended September 30, 2014, due to higher ongoing selling, general and administrative costs of approximately $2.5 million related to our Allfast acquisition, approximately $1.1 million in costs related to our warehouse consolidation and restructuring efforts, approximately $0.7 million of incremental compensation due to leadership changes and increased attainment of incentive compensation targets and the remainder relating to costs associated with combining businesses and processes into one Aerospace platform.
Operating profit within Aerospace increased approximately $3.2 million to $7.1 million, or 15.7% of sales, in the three months ended September 30, 2015, as compared to $3.9 million, or 14.1% of sales, in the three months ended September 30, 2014, primarily due to the increased sales levels and higher absorption of fixed costs which were partially offset by higher selling, general and administrative costs.

Energy.    Net sales for the three months ended September 30, 2015 increased approximately $1.3 million, or 2.6%, to $51.6 million, as compared to $50.3 million in the three months ended September 30, 2014. Sales increased by approximately $3.7 million in North America due largely to an increase in engineering and construction activity. This increase was partially offset by approximately $0.9 million of lower sales in China and Brazil due to our restructuring activities in those regions and an approximate $0.4 million decrease in sales in our international branches. Sales were also impacted by approximately $1.1 million due to net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Energy decreased approximately $2.3 million to $8.0 million, or 15.5% of sales, in the three months ended September 30, 2015, as compared to $10.3 million, or 20.4% of sales, in the three months ended September 30, 2014. Gross profit decreased approximately $2.9 million due to incremental costs resulting from our restructuring and footprint optimization efforts. These decreases were partially offset by increases due to higher sales levels, improved manufacturing efficiencies and more favorable product mix due to higher sales of engineering and construction products, which yield higher margins.
Selling, general and administrative expenses within Energy increased approximately $0.2 million to $11.6 million, or 22.4% of sales, in the three months ended September 30, 2015, as compared to $11.4 million, or 22.6% of sales, in the three months ended September 30, 2014, primarily due to approximately $0.9 million of incremental costs resulting from our restructuring efforts. These costs were partially offset by a reduction in selling, general and administrative costs resulting from the facility closures in Brazil, China and the Netherlands as well as through our cost reduction efforts.
Overall, operating profit within Energy decreased approximately $2.5 million to an approximate $3.6 million loss, or 6.9% of sales, in the three months ended September 30, 2015, as compared to a $1.1 million loss, or 2.2% of sales, in the three months ended September 30, 2014. Although net sales increased and manufacturing efficiencies were gained during the third quarter of 2015, operating profit and related margin decreased primarily as a result of costs incurred as part of our restructuring and footprint optimization efforts.
Engineered Components.    Net sales for the three months ended September 30, 2015 decreased approximately $18.0 million, or 32.6%, to $37.3 million, as compared to $55.3 million in the three months ended September 30, 2014. Sales of our slow speed and compressor engine and related products decreased approximately $8.7 million, and sales of our gas compression products declined approximately $4.2 million, both primarily as a result of reduced levels of oil and gas drilling and well completions in the U.S. and Canada in response to lower oil prices. In addition, sales of our industrial cylinders decreased approximately $5.1 million, primarily due to a reduction in sales of our acetylene ISO cylinders and lower export sales due to the impact of the stronger U.S. dollar.
Gross profit within Engineered Components decreased approximately $4.4 million to $7.3 million, or 19.5% of sales, in the three months ended September 30, 2015, from $11.7 million, or 21.2% of sales, in the three months ended September 30, 2014, primarily as a result of the decreased sales levels of engine and compression-related products as a result of the lower oil prices. Gross profit margin for engine and compression-related products further declined due to lower fixed cost absorption, despite cost reductions to better align our cost structure with current demand levels.
Selling, general and administrative expenses decreased approximately $0.7 million to $2.9 million, or 7.8% of sales, in the three months ended September 30, 2015, as compared to $3.6 million, or 6.5% of sales, in the three months ended September 30, 2014, substantially all due to cost reductions in our engine and compression-related products, as we have been able to better align our cost structure with current demand levels.
Operating profit within Engineered Components decreased approximately $3.7 million to $4.4 million, or 11.7% of sales, in the three months ended September 30, 2015, as compared to $8.1 million, or 14.6% of sales, in the three months ended September 30, 2014, primarily due to the reduced sales levels, with operating profit margin decreasing as a result of lower fixed cost absorption, which was partially offset by cost reductions in our engine and compression-related products.

Corporate Expenses.    Corporate expenses consist of the following:

	Three months ended September 30,
	2015	2014
	(in millions)
Corporate operating expenses	$3.1	$5.0
Employee costs and related benefits	5.1	6.1
Corporate expenses	$8.2	$11.1
Corporate expenses decreased approximately $2.9 million to $8.2 million for the three months ended September 30, 2015, from $11.1 million for the three months ended September 30, 2014. The decrease between years is primarily attributed to $1.9 million related to acquisition due diligence costs incurred during the three months ended September 30, 2014 that did not recur during the three months ended September 30, 2015, lower costs associated with our long-term incentive program of approximately $0.6 million and a reduction in spending levels resulting from lower headcount due to the spin-off.
Discontinued Operations.    The results of discontinued operations consist of our former Cequent businesses, which were spun-off on June 30, 2015, and our former NI Industries business, which ceased operations in September 2014. During the three months ended September 30, 2014, income from discontinued operations, net of income tax expense, was $11.1 million. See Note 3, "Discontinued Operations," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014
Overall, net sales increased approximately $7.4 million, or approximately 1.1%, to $671.2 million for the nine months ended September 30, 2015, as compared with $663.9 million in the nine months ended September 30, 2014. During the first nine months of 2015, net sales increased approximately $51.7 million due to our recent acquisitions. Sales levels also increased between years due to increased demand from our large OEM customers in our Aerospace reportable segment. Sales also increased due to an increase in domestic engineering and construction order activity in our Energy reportable segment. These increases were partially offset by an approximate $31.6 million decrease in sales in our engine and compression-related products primarily due to lower oil prices, and a one-time sale of our compressor packages in 2014 for $5.6 million that did not recur, both within our Engineered Components reportable segment. These increases were also partially offset by approximately $3.8 million in decreased sales in China and Brazil due to restructuring activities in those regions within our Energy reportable segment. Net sales also decreased by approximately $10.6 million due to net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 27.9% and 27.6% for the nine months ended September 30, 2015 and 2014, respectively. Gross profit margin increased in our Aerospace reportable segment due to profit derived from our Allfast acquisition. Gross profit margin also increased due to continued productivity initiatives and a more favorable product mix, primarily within our Packaging and Aerospace reportable segments. These increases in gross profit margin were partially offset by higher costs related to our restructuring and footprint optimization efforts as well as costs related to U.S. West Coast port delays in our Energy reportable segment. These increases were also offset by lower fixed cost absorption, primarily in our Engineered Components reportable segment, and by approximately $3.2 million of unfavorable currency exchange as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Operating profit margin (operating profit as a percentage of sales) approximated 9.5% and 10.5% for the nine months ended September 30, 2015 and 2014, respectively. Operating profit decreased approximately $6.2 million, or 8.9%, to $63.8 million for the nine months ended September 30, 2015, compared to $70.0 million for the nine months ended September 30, 2014, primarily due to costs related to our restructuring and footprint optimization efforts, higher legal expenses and costs related to U.S. West Coast port delays all within our Energy reportable segment. Additionally, we experienced lower fixed cost absorption related to our engine and compression-related products within our Engineered Components reportable segment. Partially offsetting the decreases in operating profit margin were continued productivity initiatives and a more favorable product mix, primarily within our Packaging and Aerospace reportable segments, and a reduction in corporate costs and expenses.

Interest expense increased approximately $4.3 million, to $10.6 million, for the nine months ended September 30, 2015, as compared to $6.3 million for the nine months ended September 30, 2014. The increase in interest expense was primarily due to an increase in our weighted-average variable rate borrowings to approximately $676.8 million in the nine months ended September 30, 2015, from approximately $432.0 million in the nine months ended September 30, 2014, primarily due to the amendment of our Credit Agreement to add a $275.0 million incremental senior secured term loan A facility, which was used to fund the Allfast acquisition. Additionally, the effective weighted average interest rate on our outstanding variable rate borrowings, including our Credit Agreement and accounts receivable facilities, increased to approximately 1.8% for the nine months ended September 30, 2015, from 1.7% for the nine months ended September 30, 2014.
We incurred debt financing and extinguishment costs of approximately $2.0 million during the nine months ended September 30, 2015 related to the amendment of our Credit Agreement in conjunction with the spin-off of the Cequent businesses during the second quarter of 2015. For more information on the amendment of our Credit Agreement see Note 8, "Long-term Debt," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
Other expense, net decreased approximately $1.2 million, to $2.3 million for the nine months ended September 30, 2015, compared to $3.5 million for the nine months ended September 30, 2014, primarily due to costs attributed to a reduction of certain indemnification assets related to uncertain tax liabilities during the nine months ended September 30, 2014 that did not recur.
The effective income tax rates for the nine months ended September 30, 2015 and 2014 were 34.2% and 34.9%, respectively. The reduction in the rate was a result of a decrease in unrecognized tax benefits due to the expiration of statute of limitations partially offset by losses at certain foreign subsidiaries where no tax benefit could be recorded.
Net income from continuing operations decreased by approximately $7.1 million, to $32.1 million for the nine months ended September 30, 2015, compared to $39.2 million for the nine months ended September 30, 2014. The decrease was primarily the result of a $6.2 million decrease in operating profit, plus $4.3 million of higher interest expense, plus a $2.0 million increase in debt extinguishment costs, partially offset by a $4.3 million decrease in income tax expense, and a $1.2 million decrease in other expense, net.
Net income attributable to noncontrolling interest was $0.8 million for the nine months ended September 30, 2014. The income was related to our 70% acquisition of Arminak in February 2012, and represented the 30% interest not attributed to TriMas Corporation. We acquired the remaining 30% interest in Arminak on March 11, 2014.
See below for a discussion of operating results by segment.
Packaging.    Net sales decreased approximately $0.5 million, or 0.2%, to $256.5 million in the nine months ended September 30, 2015, as compared to $257.0 million in the nine months ended September 30, 2014. Sales of our industrial closures decreased approximately $1.4 million, primarily as a result of lower demand in Europe. In addition, sales decreased approximately $6.9 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. These decreases were partially offset by incremental net sales of approximately $6.8 million related to the acquisition of Lion Holdings in July 2014 and an increase of approximately $1.0 million related to our specialty systems products, primarily due to increased demand from customers in North America.
Packaging's gross profit increased approximately $1.9 million to $91.6 million, or 35.7% of sales, in the nine months ended September 30, 2015, as compared to $89.8 million, or 34.9% of sales, in the nine months ended September 30, 2014. Gross profit increased primarily due to profit derived from the acquisition of Lion Holdings, as well as due to a $1.2 million reduction of an estimated acquisition related liability, a more favorable product mix and continued productivity initiatives. These increases were partially offset by approximately $3.2 million of unfavorable currency exchange as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's selling, general and administrative expenses increased approximately $1.4 million to $31.6 million, or 12.3% of sales, in the nine months ended September 30, 2015, as compared to $30.1 million, or 11.7% of sales, in the nine months ended September 30, 2014, primarily as a result of approximately $1.6 million of incremental selling, general and administrative costs associated with our Lion Holdings acquisition, an increase in reserves for past due account balances of approximately $0.9 million and strategic spending to further our global growth initiatives. These costs were partially offset by a $1.1 million reduction in the Arminak contingent liability to the estimated fair value.
Packaging's operating profit increased approximately $0.4 million to $60.1 million, or 23.4% of sales, in the nine months ended September 30, 2015, as compared to $59.7 million, or 23.2% of sales, in the nine months ended September 30, 2014. Although sales levels decreased and selling, general and administrative costs increased, operating profit and related margin increased primarily due to the reduction of previously estimated acquisition related liabilities, a more favorable product mix and continued productivity initiatives.

Aerospace.    Net sales for the nine months ended September 30, 2015 increased approximately $47.9 million, or 55.5%, to $134.3 million, as compared to $86.4 million in the nine months ended September 30, 2014. Sales increased approximately $44.9 million related to the acquisition of Allfast. Sales in our legacy business increased primarily due to approximately $6.9 million in higher demand from our OEM and other customers which was partially offset by approximately $4.1 million in lower demand from our two largest distribution customers.
Gross profit within Aerospace increased approximately $21.2 million to $46.1 million, or 34.3% of sales, in the nine months ended September 30, 2015, from $24.9 million, or 28.8% of sales, in the nine months ended September 30, 2014, primarily due to profit derived from the acquisition of Allfast, and higher sales in our legacy aerospace business. Gross profit margin also increased due to higher fixed costs absorption across the businesses and continued productivity initiatives and a more favorable product mix. The increase in gross profit margin was partially offset by approximately $3.0 million of inventory step-up costs.
Selling, general and administrative expenses increased approximately $13.2 million to $23.7 million, or 17.6% of sales, in the nine months ended September 30, 2015, as compared to $10.5 million, or 12.2% of sales, in the nine months ended September 30, 2014, due to higher ongoing selling, general and administrative costs of approximately $8.0 million related to our Allfast acquisition, approximately $2.6 million in costs related to our warehouse consolidation and restructuring efforts, approximately $1.1 million of incremental compensation due to leadership changes and increased attainment of incentive compensation targets and the remainder relating to costs associated with combining businesses and processes into one Aerospace platform.
Operating profit within Aerospace increased approximately $8.0 million to $22.4 million, or 16.7% of sales, in the nine months ended September 30, 2015, as compared to $14.4 million, or 16.7% of sales, in the nine months ended September 30, 2014. Operating profit increased due to higher sales levels, while operating profit margin remained flat due to increases in gross margin due to profit derived from Allfast, product mix and continued productivity initiatives partially offset by increased selling, general and administrative costs related to our acquisition and operational and leadership changes.
Energy.    Net sales for the nine months ended September 30, 2015 decreased approximately $2.5 million, or 1.6%, to $152.9 million, as compared to $155.4 million in the nine months ended September 30, 2014. Sales increased approximately $3.0 million in our international branches due to continued geographic market expansion and new product introductions and by approximately $2.0 million in North America primarily due to an increase in engineering and construction activity. These increases were more than offset by approximately $3.8 million of lower sales in China and Brazil due to our restructuring activities in those regions and by approximately $3.7 million due to net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Energy decreased approximately $9.2 million to $23.5 million, or 15.4% of sales, in the nine months ended September 30, 2015, as compared to $32.7 million, or 21.0% of sales, in the nine months ended September 30, 2014. Gross profit decreased approximately $4.0 million due to higher material sourcing costs, related to U.S. West Coast port delays, where we moved certain production to higher cost facilities to meet current orders, and $3.6 million due to our restructuring and footprint optimization efforts. In addition, gross profit decreased as the improved manufacturing efficiencies recognized in the third quarter of 2015 were more than offset by labor inefficiencies during the first half of 2015 and due to lower sales levels. These decreases were partially offset by more favorable product mix due to higher sales of engineering and construction products, which yield higher margins.
Selling, general and administrative expenses within Energy increased approximately $2.1 million to $33.9 million, or 22.2% of sales, in the nine months ended September 30, 2015, as compared to $31.8 million, or 20.5% of sales, in the nine months ended September 30, 2014. During the second quarter of 2015, we incurred approximately $2.8 million in expenses to resolve a previous legal claim. Additionally, during the nine months ended September 30, 2015, we incurred incremental costs associated with our restructuring efforts of approximately $1.8 million. These costs were partially offset by a reduction in selling, general and administrative costs resulting from the facility closures in Brazil, China and the Netherlands as well as through our cost reduction efforts.
Overall, operating profit within Energy decreased approximately $11.3 million to a $10.4 million loss, or 6.8% of sales, in the nine months ended September 30, 2015, as compared to $0.9 million of profit, or 0.6% of sales, in the nine months ended September 30, 2014. Operating profit and related margin decreased primarily as a result of higher sourcing costs resulting from port delays, restructuring activities and higher legal costs, which were partially offset by lower spending related to the facility closures.

Engineered Components.    Net sales for the nine months ended September 30, 2015 decreased approximately $37.6 million, or 22.8%, to $127.5 million, as compared to $165.1 million in the nine months ended September 30, 2014. Sales of our slow speed and compressor engine and related products declined approximately $25.1 million, and sales of our gas compression products declined approximately $6.5 million, both primarily as a result of reduced levels of oil and gas drilling and well completions in the U.S. and Canada in response to lower oil prices. Sales further declined as a result of a one-time sale of our compressor packages in 2014 for approximately $5.6 million that did not recur. Sales of our industrial cylinder products remained relatively flat year-over-year.
Gross profit within Engineered Components decreased approximately $9.8 million to $25.9 million, or 20.3% of sales, in the nine months ended September 30, 2015, from $35.7 million, or 21.6% of sales, in the nine months ended September 30, 2014. Gross profit declined as a result of the decreased sales levels in our engine and compression-related products due to lower oil prices. Gross profit margin for engine and compression-related products further declined due to lower fixed cost absorption, despite cost reductions to better align our cost structure with current demand levels. These decreases were partially offset by increased gross profit and gross profit margin from sales of our industrial cylinders as a result of continued productivity initiatives, as we continue to gain efficiencies from our previous asset acquisition.
Selling, general and administrative expenses decreased approximately $1.5 million to $9.3 million, or 7.3% of sales, in the nine months ended September 30, 2015, as compared to $10.8 million, or 6.5% of sales, in the nine months ended September 30, 2014, substantially all due to cost reductions in our engine and compression-related products, as we have been able to better align our cost structure with current demand levels.
Operating profit within Engineered Components decreased approximately $8.3 million to $16.6 million, or 13.0% of sales, in the nine months ended September 30, 2015, as compared to operating profit of $24.9 million, or 15.1% of sales, in the nine months ended September 30, 2014, primarily due to the reduced sales levels, with operating profit margin decreasing as a result of lower fixed cost absorption related to our engine and compression-related products, which was partially offset by productivity initiatives and additional fixed costs absorption for our industrial cylinder products.
Corporate Expenses.    Corporate expenses consist of the following:

	Nine months ended September 30,
	2015	2014
	(in millions)
Corporate operating expenses	$9.1	$12.0
Employee costs and related benefits	15.8	17.9
Corporate expenses	$24.9	$29.9
Corporate expenses decreased approximately $5.0 million to $24.9 million for the nine months ended September 30, 2015, from $29.9 million for the nine months ended September 30, 2014. The decrease between years is primarily attributed to $1.9 million related to acquisition due diligence costs incurred during the nine months ended September 30, 2014 that did not recur during the nine months ended September 30, 2015, a decrease in expense due to the timing and estimated attainment of our long-term incentive awards of approximately $2.0 million and a reduction in spending levels resulting from lower headcount due to the spin-off.
Discontinued Operations.    The results of discontinued operations consist of our former Cequent businesses, which were spun-off on June 30, 2015, and our former NI Industries business, which ceased operations in September 2014. Loss from discontinued operations, net of income tax expenses, was $4.7 million for the nine months ended September 30, 2015, as compared to income from discontinued operations, net of income tax expenses of $28.6 million for the nine months ended September 30, 2014. See Note 3, "Discontinued Operations," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities of continuing operations were approximately $28.7 million and $52.6 million for the nine months ended September 30, 2015 and 2014, respectively. Significant changes in cash flows provided by operating activities of continuing operations and the reasons for such changes are as follows:

•
For the nine months ended September 30, 2015, the Company generated $68.1 million of cash, based on the reported net income from continuing operations of $32.1 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, changes in deferred income taxes, stock-based compensation and related changes in excess tax benefits, debt financing and extinguishment costs and other, net. For the nine months ended September 30, 2014, the Company generated $65.9 million in cash flows based on the reported net income from continuing operations of $39.2 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $15.8 million and $24.6 million for the nine months ended September 30, 2015 and 2014, respectively. The increased use of cash for each of the nine month periods is due primarily to the timing of sales and collection of cash within the periods as days sales outstanding of receivables remained relatively flat period-over-period.

•
Increases in inventory resulted in a use of cash of approximately $7.0 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively. During the first nine months of 2015, our gross inventory levels increased primarily due to higher material sourcing costs and increased purchases related to U.S. West Coast port delays, mainly in our Energy reportable segment, to meet current orders. For the nine months ended September 30, 2014 our investment in inventory increased primarily to support the increased sales volumes.

•
Decreases in accounts payable and accrued liabilities resulted in a cash use of approximately $15.5 million for the nine months ended September 30, 2015, primarily a result of the timing of payments made to suppliers and mix of vendors and related terms. For the nine months ended September 30, 2014, increases in accounts payable and accrued liabilities resulted in a cash source of approximately $12.0 million, primarily due to the timing of payments for certain tax liabilities. Our days accounts payable on hand decreased from approximately 37 days in 2014 to approximately 31 days in 2015.

Net cash used for investing activities of continuing operations for the nine months ended September 30, 2015 and 2014 was approximately $18.7 million and $45.8 million, respectively. During the first nine months of 2015, we incurred approximately $20.4 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of property and equipment was approximately $1.7 million. During the first nine months of 2014, we paid approximately $27.5 million for the acquisition of Lion Holdings, we incurred approximately $18.3 million in capital expenditures and received cash from the disposition of property and equipment of approximately $0.1 million.
Net cash used for financing activities of continuing operations in 2015 was approximately $203.9 million, as compared to $14.5 million in 2014. In conjunction with the spin-off, Horizon made a cash distribution to us of $214.5 million, we used the distribution received from Horizon to amend and pay down our term loan facilities. During the first nine months of 2015, we had net additional repayments of $10.9 million on our receivables and revolving credit facilities, and net additional repayments of $166.4 million on our term loan facilities. We transferred cash of approximately $17.1 million during the period to Horizon, as a result of the spin-off of our former Cequent businesses. We also made deferred purchase price payments related to our previous acquisitions of approximately $5.8 million, we used approximately $1.9 million related to debt financing fees, and used a net cash amount of approximately $1.9 million related to our stock compensation arrangements. During the first nine months of 2014, we purchased the remaining 30% noncontrolling interest of Arminak for a cash purchase price of $51.0 million. We had net additional borrowings of approximately $45.0 million on our receivables and revolving credit facilities and repayments of approximately $6.7 million on our term loan facilities. We also used a net cash amount of approximately $1.2 million related to our stock compensation arrangements.

Our Debt and Other Commitments
During the second quarter of 2015, we amended our Credit Agreement, pursuant to which we were able to extend maturities and resize our credit facilities following the spin-off of the former Cequent businesses. The cash distribution to the Company from Horizon was used to reduce the outstanding borrowings under the previous credit agreement. The Credit Agreement consists of a $500.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies ("Foreign Currency Loans"), subject to a $75.0 million sub limit, and a $275.0 million senior secured term loan A facility ("Term Loan A Facility"). The Credit Agreement matures on June 30, 2020 and is subject to interest at London Interbank Offered Rates ("LIBOR") plus 1.75%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.
At September 30, 2015, $275.0 million was outstanding on the Term Loan A Facility and $115.1 million was outstanding on the revolving credit facility. The Credit Agreement allows issuance of letters of credit, not to exceed $40.0 million in aggregate, against revolving credit facility commitments, of which $22.4 million was outstanding at September 30, 2015.
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
We may be required to prepay a portion of our Term Loan A Facility in an amount equal to a percentage of our excess cash flow, as defined, which such percentage will be based on our leverage ratio, as defined. As of September 30, 2015, no amounts are due under this provision.
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). Our permitted leverage ratio under the Credit Agreement is 3.50 to 1.00 as of September 30, 2015. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual leverage ratio was 2.85 to 1.00 at September 30, 2015. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of September 30, 2015. Our actual interest expense coverage ratio was 13.42 to 1.00 at September 30, 2015. At September 30, 2015, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended September 30, 2015. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2014	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Twelve Months Ended September 30, 2015
	(dollars in thousands)
Net income	$69,280	$67,810	$27,400	$28,870
Bank stipulated adjustments:
Interest expense	9,590	6,310	10,610	13,890
Income tax expense	23,940	23,170	16,740	17,510
Depreciation and amortization	37,460	26,270	32,210	43,400
Non-cash compensation expense(1)	7,110	6,450	4,590	5,250
Other non-cash expenses or losses	11,450	4,990	8,730	15,190
Non-recurring expenses or costs relating to cost saving projects(2)	3,910	870	11,540	14,580
Acquisition integration costs(3)	9,360	3,140	1,800	8,020
Debt financing and extinguishment costs	3,360	—	1,970	5,330
Permitted dispositions	(19,350)	(24,020)	4,740	9,410
Permitted acquisitions	23,980	23,150	—	830
Negative EBITDA from discontinued operations	1,760	—	—	1,760
Consolidated Bank EBITDA, as defined	$181,850	$138,140	$120,330	$164,040

	September 30, 2015
	(dollars in thousands)
Total Consolidated Indebtedness, as defined(4)	$466,880
Consolidated Bank EBITDA, as defined	164,040
Actual leverage ratio	2.85	x
Covenant requirement	3.50	x

		Less:	Add:
	Year Ended December 31, 2014	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Twelve Months Ended September 30, 2015
	(dollars in thousands)
Interest expense	$9,590	$6,310	$10,610	$13,890
Bank stipulated adjustments:
Interest income	(350)	(260)	(240)	(330)
Non-cash amounts attributable to amortization of financing costs	(1,940)	(1,440)	(1,360)	(1,860)
Pro forma adjustment for acquisitions and dispositions	5,100	4,580	—	520
Total Consolidated Cash Interest Expense, as defined	$12,400	$9,190	$9,010	$12,220

	September 30, 2015
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$164,040
Total Consolidated Cash Interest Expense, as defined	12,220
Actual interest expense coverage ratio	13.42	x
Covenant requirement	3.00	x
______________________

(1)	Non-cash compensation expenses resulting from the grant of restricted shares of common stock and common stock options.

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
Another important source of liquidity is our $75.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. During the second quarter of 2015, we amended the facility to remove the former Cequent businesses and to reduce the committed funding from $105.0 million to $75.0 million, with no other significant changes to the agreement. Our available liquidity under our accounts receivable facility ranged from $60 million to $96 million over the last 12 months, depending on the level of our receivables outstanding at a given point in time during the year. We had $69.0 million and $78.7 million outstanding under the facility as of September 30, 2015 and December 31, 2014. No amounts were available but not utilized as of September 30, 2015, and $1.6 million was available but not utilized as of December 31, 2014. At September 30, 2015, we had $115.1 million outstanding under our revolving credit facility and had $362.5 million potentially available after giving effect to approximately $22.4 million of letters of credit issued and outstanding. At December 31, 2014, we had $118.1 million outstanding under our revolving credit facility and had $435.0 million potentially available after giving effect to approximately $21.9 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, as of September 30, 2015 and December 31, 2014, we had $107.3 million and $192.0 million, respectively, of borrowing capacity available for general corporate purposes.
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
Our combined weighted average monthly amounts outstanding on our Credit Agreement and our accounts receivable facility during the first nine months of 2015 approximated $676.8 million, compared to the weighted average monthly amounts outstanding during the first nine months of 2014 of approximately $432.0 million. The overall increase is due primarily to the incremental term loan and additional borrowings under our existing senior secured revolving credit facility to fund the Allfast acquisition during the fourth quarter of 2014.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $107.3 million at September 30, 2015, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.

Our exposure to interest rate risk results from the variable rates under our Credit Agreement. Borrowings under the Credit Agreement bear interest, at various rates, as more fully described in Note 8, "Long-term Debt," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q. We use interest rate swap agreements to fix the LIBOR-based variable portion of the interest rates on our term loan facility. As of September 30, 2015, we had interest rate swap agreements in place that hedge a notional amount of debt ranging from approximately $251.5 million to approximately $192.7 million, with established fixed interest rates in a range of 0.74% to 2.68% with various expiration terms extending to June 30, 2020.
We are subject to variable interest rates on our term loan and revolving credit facility. At September 30, 2015, 1-Month LIBOR and 3-Month LIBOR approximated 0.19% and 0.33%, respectively. Based on our variable rate-based borrowings outstanding at September 30, 2015, and after consideration of the interest rate swap agreement associated with our term loan A, a 1% increase in the per annum interest rate would increase our interest expense by approximately $2.8 million annually.
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
Market Risk
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies. The functional currencies of our foreign subsidiaries are primarily the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in local currencies; however, results of operations and assets and liabilities reported in U.S. dollars will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar. We may use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings.
We are also subject to interest risk as it relates to our long-term debt. We have historically and continue to use interest rate swap agreements to fix a portion of our variable rate debt to manage this risk. See Note 9, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Common Stock
TriMas is listed in the NASDAQ Global Select MarketSM. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On June 3, 2015, Moody's assigned a rating of Ba3 to our new senior secured credit facilities, as presented in Note 8, "Long-term Debt" included in Item 1, "Consolidated Financial Statements" within this Form 10-Q. Moody's downgraded our Corporate Family Rating to Ba3 from Ba2 and maintained our outlook as stable. On June 1, 2015, Standard & Poor's affirmed a BB- corporate credit rating to our amended credit facilities and maintained our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
Following the June 2015 spin-off of our Cequent businesses into a new publicly traded company, and with the acquisitions of Lion Holdings in July 2014 and Allfast in October 2014, we have significantly reshaped our portfolio in the past year to be more heavily weighted toward the Packaging and Aerospace sectors. We believe these two businesses offer higher-growth and higher-margin potential, and are the two strategic platforms that we plan to invest more heavily in and would like to grow more quickly than our segments to increase our overall profitability and improve other financial metrics.
We believe the current macroeconomic environment will persist throughout the remainder of 2015, continuing significant external headwinds for many of our businesses, most notably due to oil prices lower than in 2014, strengthening of the U.S. dollar relative to foreign currencies, industrial channel weakness and little or no general economic growth. Our sales in the first nine months of 2015 were essentially flat with the first nine months of 2014, as the organic and acquisition-related growth was essentially offset by declines in sales resulting from the oil price reductions and foreign currency volatility.

While we attempt to mitigate the challenging external factors, we also continue to execute on internal projects and restructuring efforts across most of our businesses which we believe will drive future margin expansion, whether optimizing our footprint to move more production to our lower-cost facilities or pruning our product portfolios to deemphasize or no longer sell certain lower-margin products. We have experienced the benefits of such programs during 2015, with margin expansion in certain businesses, or savings from productivity or restructuring initiatives offsetting top-line pressure in other businesses. In addition, while we expect it will only have limited earnings benefit in 2015, we believe the execution of our September 2015 FIP will help further mitigate the external factors and help position us for improved profitability and cash generation as we enter 2016.
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
During the quarter ended September 30, 2015, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 8, "Long-term Debt," and Note 9, "Derivative Instruments," in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," included within this quarterly report on Form 10-Q for additional information.
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
Evaluation of disclosure controls and procedures
As of September 30, 2015, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits.
Exhibits Index:

3.1(a)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Second Amended and Restated By-laws of TriMas Corporation.
10.1	Form of Performance Stock Unit Award - 2014 LTI (Second Half) - under the 2011 Omnibus Incentive Compensation Plan.
10.2	Form of Performance Stock Unit Award - 2015 LTI - under the 2011 Omnibus Incentive Compensation Plan.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 001-10716).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 18, 2011 (File No. 001-10716).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ ROBERT J. ZALUPSKI

Date:	October 29, 2015	By:	Robert J. Zalupski Chief Financial Officer