Form 10-Q
period 2016-03-31
TRIMAS CORP
filed 2016-04-28
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 22, 2016, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,464,271 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the Company's leverage; liabilities imposed by the Company's debt instruments; market demand; competitive factors; supply constraints; material and energy costs; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; technology factors; litigation; government and regulatory actions; the Company's accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company's business and industry; the Company’s ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; the Company’s ability to attain targeted savings and free cash flow amounts under its Financial Improvement Plan; future prospects of the Company; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	March 31, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$25,420	$19,450
Receivables, net of reserves of approximately $4.5 million and $3.7 million as of March 31, 2016 and December 31, 2015, respectively	131,630	121,990
Inventories	167,320	167,370
Prepaid expenses and other current assets	10,070	17,810
Total current assets	334,440	326,620
Property and equipment, net	179,670	181,130
Goodwill	379,250	378,920
Other intangibles, net	268,720	273,870
Other assets	9,500	9,760
Total assets	$1,171,580	$1,170,300
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$13,840	$13,850
Accounts payable	75,050	88,420
Accrued liabilities	41,940	50,480
Total current liabilities	130,830	152,750
Long-term debt, net	424,010	405,780
Deferred income taxes	9,100	11,260
Other long-term liabilities	56,920	53,320
Total liabilities	620,860	623,110
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 45,452,998 shares at March 31, 2016 and 45,322,527 shares at December 31, 2015	450	450
Paid-in capital	812,860	812,160
Accumulated deficit	(245,820)	(254,120)
Accumulated other comprehensive loss	(16,770)	(11,300)
Total shareholders' equity	550,720	547,190
Total liabilities and shareholders' equity	$1,171,580	$1,170,300

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended March 31,
	2016	2015
Net sales	$202,880	$224,130
Cost of sales	(146,960)	(161,210)
Gross profit	55,920	62,920
Selling, general and administrative expenses	(39,470)	(39,900)
Operating profit	16,450	23,020
Other expense, net:
Interest expense	(3,440)	(3,450)
Other expense, net	(60)	(1,320)
Other expense, net	(3,500)	(4,770)
Income from continuing operations before income tax expense	12,950	18,250
Income tax expense	(4,650)	(6,310)
Income from continuing operations	8,300	11,940
Income from discontinued operations, net of tax	—	2,040
Net income	$8,300	$13,980
Basic earnings per share:
Continuing operations	$0.18	$0.26
Discontinued operations	—	0.05
Net income per share	$0.18	$0.31
Weighted average common shares—basic	45,278,990	44,997,961
Diluted earnings per share:
Continuing operations	$0.18	$0.26
Discontinued operations	—	0.05
Net income per share	$0.18	$0.31
Weighted average common shares—diluted	45,654,816	45,400,843

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2016	2015
Net income	$8,300	$13,980
Other comprehensive income (loss):
Defined benefit pension and postretirement plans (Note 13)	150	250
Foreign currency translation	(2,660)	(6,540)
Derivative instruments (Note 8)	(2,960)	(390)
Total other comprehensive loss	(5,470)	(6,680)
Total comprehensive income	$2,830	$7,300

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$8,300	$13,980
Income from discontinued operations	—	2,040
Income from continuing operations	8,300	11,940
Adjustments to reconcile net income to net cash used for operating activities:
Loss on dispositions of property and equipment	590	100
Depreciation	5,940	5,080
Amortization of intangible assets	5,100	5,360
Amortization of debt issue costs	340	510
Deferred income taxes	(20)	280
Non-cash compensation expense	1,970	1,980
Tax effect from stock based compensation	620	(200)
Increase in receivables	(11,210)	(7,310)
(Increase) decrease in inventories	330	(1,930)
(Increase) decrease in prepaid expenses and other assets	7,700	(2,280)
Decrease in accounts payable and accrued liabilities	(23,660)	(7,980)
Other, net	660	(1,690)
Net cash provided by (used for) operating activities of continuing operations	(3,340)	3,860
Net cash used for operating activities of discontinued operations	—	(27,130)
Net cash used for operating activities	(3,340)	(23,270)
Cash Flows from Investing Activities:
Capital expenditures	(5,980)	(5,690)
Net proceeds from disposition of property and equipment	120	520
Net cash used for investing activities of continuing operations	(5,860)	(5,170)
Net cash used for investing activities of discontinued operations	—	(2,200)
Net cash used for investing activities	(5,860)	(7,370)
Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	(3,470)	(5,860)
Proceeds from borrowings on revolving credit and accounts receivable facilities	117,130	289,440
Repayments of borrowings on revolving credit and accounts receivable facilities	(97,220)	(245,880)
Payments for deferred purchase price	—	(5,400)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(650)	(2,560)
Proceeds from exercise of stock options	—	430
Tax effect from stock based compensation	(620)	200
Net cash provided by financing activities of continuing operations	15,170	30,370
Net cash used for financing activities of discontinued operations	—	(420)
Net cash provided by financing activities	15,170	29,950
Cash and Cash Equivalents:
Net increase (decrease) for the period	5,970	(690)
At beginning of period	19,450	24,420
At end of period	$25,420	$23,730
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,980	$4,710
Cash paid for taxes	$1,780	$8,340

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Three Months Ended March 31, 2016
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2015	$450	$812,160	$(254,120)	$(11,300)	$547,190
Net income	—	—	8,300	—	8,300
Other comprehensive loss	—	—	—	(5,470)	(5,470)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(650)	—	—	(650)
Tax effect from stock based compensation	—	(620)	—	—	(620)
Non-cash compensation expense	—	1,970	—	—	1,970
Balances, March 31, 2016	$450	$812,860	$(245,820)	$(16,770)	$550,720

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
On June 30, 2015, the Company completed the spin-off of its Cequent businesses, creating a new independent publicly traded company, Horizon Global Corporation ("Horizon"). The Company incurred approximately $30 million of one-time, pre-tax costs associated with the spin-off, of which approximately $4 million was incurred during the three months ended March 31, 2015 and was included in income from discontinued operations. These costs primarily related to financing, legal, tax and accounting services rendered by third parties.
The results of operations and cash flows of the Cequent businesses are reflected as discontinued operations for all periods presented through the date of the spin-off. See Note 3, "Discontinued Operations," for further details regarding the spin-off.
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2015 Annual Report on Form 10-K.
2. New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718)" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company is in the process of assessing the impact of adoption of ASU 2016-09 on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires that lessees, at the lease commencement date, recognize a lease liability representing the lessee's obligation to make lease payments arising from a lease as well as a right-of-use asset, which represents the lessee's right to use, or control the use of a specified asset, for the lease term. The new guidance also aligns lessor accounting to the lessee accounting model and to Topic 606, "Revenue from Contracts with Customers." ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and is to be applied using a modified retrospective approach with early adoption permitted. The Company is in the process of assessing the impact of the adoption of ASU 2016-02 on its consolidated financial statements.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" ("ASU 2015-14"), which defers ASU 2014-09 by one year, making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption, but not before the original effective date. Additionally, in March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. The Company is in the process of assessing the impact of the adoption of these ASUs on its consolidated financial statements.
3. Discontinued Operations
On June 30, 2015, the Company completed the spin-off of its Cequent businesses (comprised of the former Cequent Americas and Cequent Asia Pacific Europe Africa ("Cequent APEA") reportable segments), creating a new independent publicly traded company, Horizon, through the distribution of 100% of the Company's interest in Horizon to holders of the Company's common stock. On June 30, 2015, each of the Company's shareholders of record as of the close of business on the record date of June 25, 2015 received two shares of Horizon common stock for every five shares of TriMas common stock held. In addition, on June 30, 2015, immediately prior to the effective time of the spin-off, Horizon entered into a new debt financing arrangement and used the proceeds to make a cash distribution of approximately $214.5 million to the Company.
Following the spin-off, there were no assets or liabilities remaining from the Cequent operations. The Cequent businesses are presented as discontinued operations in the Company's consolidated statement of income and cash flows for all periods presented.
Results of discontinued operations are summarized as follows:

Three months ended March 31,
2015
(dollars in thousands)
Net sales	$142,360
Cost of sales	(107,060)
Gross profit	35,300
Selling, general and administrative expenses	(30,820)
Operating profit	4,480
Interest expense	(1,220)
Other expense, net	(1,250)
Other expense, net	(2,470)
Income from discontinued operations, before income taxes	2,010
Income tax benefit	30
Income from discontinued operations, net of tax	$2,040

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2016 are summarized as follows:

	Packaging	Aerospace	Energy	Engineered Components	Total
	(dollars in thousands)
Balance, December 31, 2015	$165,730	$206,630	$—	$6,560	$378,920
Foreign currency translation and other	330	—	—	—	330
Balance, March 31, 2016	$166,060	$206,630	$—	$6,560	$379,250
The gross carrying amounts and accumulated amortization of the Company's other intangibles as of March 31, 2016 and December 31, 2015 are summarized below. The Company amortizes these assets over periods ranging from one to 30 years.

	As of March 31, 2016		As of December 31, 2015
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$74,850	$(27,910)	$74,890	$(25,960)
Customer relationships, 15 – 25 years	132,230	(39,780)	132,230	(38,060)
Total customer relationships	207,080	(67,690)	207,120	(64,020)
Technology and other, 1 – 15 years	57,850	(23,670)	57,860	(22,770)
Technology and other, 17 – 30 years	43,300	(29,780)	43,300	(29,250)
Total technology and other	101,150	(53,450)	101,160	(52,020)
Indefinite-lived intangible assets:
Trademark/Trade names	81,630	—	81,630	—
Total other intangible assets	$389,860	$(121,140)	$389,910	$(116,040)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows:

	Three months ended March 31,
	2016	2015
	(dollars in thousands)
Technology and other, included in cost of sales	$1,380	$1,610
Customer relationships, included in selling, general and administrative expenses	3,720	3,750
Total amortization expense	$5,100	$5,360

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. Inventories
Inventories consist of the following components:

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Finished goods	$101,920	$101,480
Work in process	25,340	23,620
Raw materials	40,060	42,270
Total inventories	$167,320	$167,370
6. Property and Equipment, Net
Property and equipment consists of the following components:

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Land and land improvements	$14,840	$14,820
Buildings	68,970	67,790
Machinery and equipment	277,620	274,650
	361,430	357,260
Less: Accumulated depreciation	181,760	176,130
Property and equipment, net	$179,670	$181,130
Depreciation expense as included in the accompanying consolidated statement of income is as follows:

	Three months ended March 31,
	2016	2015
	(dollars in thousands)
Depreciation expense, included in cost of sales	$5,230	$4,360
Depreciation expense, included in selling, general and administrative expenses	710	720
Total depreciation expense	$5,940	$5,080
7. Long-term Debt
The Company's long-term debt consists of the following:

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Credit Agreement	$389,330	$371,820
Receivables facility and other	54,230	53,860
Debt issuance costs	(5,710)	(6,050)
	437,850	419,630
Less: Current maturities, long-term debt	13,840	13,850
Long-term debt, net	$424,010	$405,780

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Agreement
The Company is party to a credit agreement (the "Credit Agreement"), consisting of a $500.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies ("Foreign Currency Loans"), subject to a $75.0 million sub limit, which matures on June 30, 2020 and is subject to interest at London Interbank Offered Rates ("LIBOR") plus 1.75%, and a $275.0 million senior secured term loan A facility ("Term Loan A Facility"), which matures on June 30, 2020 and is subject to interest at LIBOR plus 1.75%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.
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
The Company may be required to prepay a portion of its Term Loan A Facility in an amount equal to a percentage of the Company's excess cash flow, as defined, with such percentage based on the Company's leverage ratio, as defined. As of March 31, 2016, no amounts are due under this provision.
The Company is also able to issue letters of credit, not to exceed $40.0 million in aggregate, against its revolving credit facility commitments. At March 31, 2016 and December 31, 2015, the Company had letters of credit of approximately $18.1 million and $21.6 million, respectively, issued and outstanding.
At March 31, 2016, the Company had approximately $121.2 million outstanding under its revolving credit facility and had approximately $360.7 million potentially available after giving effect to approximately $18.1 million of letters of credit issued and outstanding. At December 31, 2015, the Company had approximately $100.3 million outstanding under its revolving credit facility and had approximately $378.1 million potentially available after giving effect to approximately $21.6 million of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had approximately $66.8 million and $107.4 million at March 31, 2016 and December 31, 2015, respectively, of borrowing capacity available for general corporate purposes.
Principal payments required under the Credit Agreement for the Term Loan A Facility are approximately $3.4 million due each fiscal quarter from December 2015 through September 2018 and approximately $5.2 million due each fiscal quarter from December 2018 through March 2020, with final payment of approximately $202.8 million due on June 30, 2020.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $75.0 million foreign currency sub limit of the $500.0 million senior secured revolving credit facility are secured by a pledge of the assets of the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including restrictions on the incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). At March 31, 2016, the Company was in compliance with its financial covenants contained in the Credit Agreement.
As of March 31, 2016 and December 31, 2015, the Company's Term Loan A Facility traded at approximately 99.6% of par value and the Company's revolving credit facility traded at approximately 99.3% of par value. The valuations of the Credit Agreement were determined based on Level 2 inputs under the fair value hierarchy, as defined.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Receivables Facility
The Company is party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to $75.0 million to a third party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 1-month LIBOR-based rate plus a usage fee of 1.00% and a fee on the unused portion of the facility of 0.35% as of March 31, 2016 and 2015.
The Company had approximately $54.0 million and $53.6 million outstanding under the facility as of March 31, 2016 and December 31, 2015, respectively. No amounts were available but not utilized as of March 31, 2016. As of December 31, 2015, approximately $7.1 million was available but not utilized. Aggregate costs incurred under the facility were approximately $0.2 million for both the three months ended March 31, 2016 and 2015, and are included in interest expense in the accompanying consolidated statement of income. The facility expires on June 30, 2020.
The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 1-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the agreement. As of March 31, 2016, the cost of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.8 months and an average discount rate of 1.9%.
8. Derivative Instruments
The Company utilizes interest rate swap agreements to fix the LIBOR-based variable portion of the interest rate on its long term debt. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. As of March 31, 2016, the Company had interest rate swap agreements in place that hedge a notional value of debt ranging from approximately $251.5 million to approximately $192.7 million and amortize consistent with future debt principal payments. The interest rate swap agreements establish fixed interest rates in a range of 0.74% to 2.68% with various expiration terms extending to June 30, 2020. At inception, the interest rate swaps were and continue to be designated as cash flow hedges.
As of March 31, 2016 and December 31, 2015, the fair value carrying amount of the Company's derivative instruments are recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	March 31, 2016	December 31, 2015
		(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$50	$430
Interest rate swaps	Accrued liabilities	(800)	(150)
Interest rate swaps	Other long-term liabilities	(6,930)	(3,180)
Total derivatives designated as hedging instruments		$(7,680)	$(2,900)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the loss recognized in accumulated other comprehensive income or loss ("AOCI") and the amounts reclassified from AOCI into earnings as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015:

	Amount of Loss Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended March 31,
	As of March 31, 2016	As of December 31, 2015	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2016	2015
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	$(4,750)	$(1,790)	Interest expense	$(110)	$—
			Income from discontinued operations	$—	$(220)
Over the next 12 months, the Company expects to reclassify approximately $0.8 million of pre-tax deferred losses from AOCI to interest expense as the related interest payments for the designated interest rate swaps are funded.
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's interest rate swaps use observable inputs such as interest rate yield curves. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 are shown below.

	Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(dollars in thousands)
March 31, 2016	Interest rate swaps	Recurring	$(7,680)	$—	$(7,680)	$—
December 31, 2015	Interest rate swaps	Recurring	$(2,900)	$—	$(2,900)	$—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. Commitments and Contingencies
Asbestos
As of March 31, 2016, the Company was a party to 1,009 pending cases involving an aggregate of 6,184 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal Year Ended December 31, 2015	7,992	266	1,990	26	$16,963	$3,160,000
Three Months Ended March 31, 2016	6,242	38	90	6	$3,333	$670,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 6,184 claims pending at March 31, 2016, 122 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory & Punitive			Compensatory Only			Punitive Only
Range of damages sought (in millions)	$0.0 to $5.0	$5.0 to $10.0	$10.0+	$0.0 to $0.6	$0.6 to $5.0	$5.0+	$0.0 to $2.5
Number of claims	51	44	27	8	43	71	122
In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.
Total settlement costs (exclusive of defense costs) for all asbestos-related cases, some of which were filed over 20 years ago, have been approximately $7.8 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely there will be a period within the next 12 to 18 months, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.

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
Segment activity is as follows:

	Three months ended March 31,
	2016	2015
	(dollars in thousands)
Net Sales
Packaging	$80,110	$78,960
Aerospace	40,500	45,740
Energy	44,750	51,160
Engineered Components	37,520	48,270
Total	$202,880	$224,130
Operating Profit (Loss)
Packaging	$17,840	$17,510
Aerospace	3,460	8,080
Energy	(3,610)	340
Engineered Components	5,580	5,970
Corporate expenses	(6,820)	(8,880)
Total	$16,450	$23,020

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
Stock Options
The Company did not grant any stock option awards during the three months ended March 31, 2016. Information related to stock options at March 31, 2016 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	206,123	$4.84
Exercised	(15,800)	0.86
Cancelled	—	—
Expired	—	—
Outstanding at March 31, 2016	190,323	$5.17	2.3	$2,432,388
As of March 31, 2016, 190,323 stock options were exercisable under the Plans. The Company did not incur any stock-based compensation expense related to stock options during the three months ended March 31, 2016 and 2015.
Restricted Shares
The Company awarded the following restricted shares during the first quarter of 2016:

•
granted 600 restricted shares of common stock to certain employees that are subject only to a service condition and vest on the first anniversary date of the award so long as the employee remains with the Company;

•	granted 217,818 restricted shares of common stock to certain employees which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company;

•
granted 42,740 restricted shares of common stock to certain employees which are subject only to a service condition and vest on the first anniversary date of the award. The awards were made to participants in the Company's short-term incentive compensation plan ("STI"), where all STI participants whose target annual award exceeds $20 thousand receive 80% of the value in earned cash and 20% in the form of a restricted stock award upon finalization of the award amount in the first quarter each year following the previous plan year; and

•
granted 41,174 restricted shares of common stock to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate their service prior to the vesting date.

In addition, during the three months ended March 31, 2016, the Company issued 4,368 shares related to director fee deferrals. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the first quarter of 2016, the Company awarded 193,975 performance-based shares of common stock to certain Company key employees which vest on March 1, 2019, so long as the employee remains with the Company. The performance criteria for these awards is based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group, measured over a period beginning January 1, 2016 and ending December 31, 2018. TSR is calculated as the Company's average closing stock price for the 20-trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20-trading days prior to the start of the performance period. Depending on the performance achieved, the amount of shares earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value and term of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 0.96% and annualized volatility of 35.8%.
During 2013, the Company awarded performance-based shares of common stock to certain Company key employees which were earned based upon the achievement of EPS CAGR and cash generation performance metrics over a period of three calendar years, beginning January 1, 2013 and ending on December 31, 2015. The Company attained 50% of the target on a weighted average basis, resulting in a reduction of 35,850 shares during the first quarter of 2016.
Information related to restricted shares at March 31, 2016 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	765,314	$23.73
Granted	500,675	18.46
Vested	(227,601)	25.17
Cancelled	(61,573)	24.14
Outstanding at March 31, 2016	976,815	$20.67	1.7	$17,133,799
As of March 31, 2016, there was approximately $14.6 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 2.3 years.
The Company recognized approximately $2.0 million of stock-based compensation expense related to restricted shares during the three months ended March 31, 2016 and 2015, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
12. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and restricted share awards. The calculation of diluted earnings per share included 286,189 and 279,269 restricted shares for the three months ended March 31, 2016 and 2015, respectively. The calculation of diluted earnings per share also included options to purchase 89,637 and 123,613 shares of common stock for the three months ended March 31, 2016 and 2015, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13. Defined Benefit Plans
Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension and postretirement benefit costs for the three months ended March 31, 2016 and 2015 are as follows:

	Pension Plans		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015
	(dollars in thousands)
Service costs	$250	$240	$—	$—
Interest costs	400	420	—	10
Expected return on plan assets	(420)	(520)	—	—
Amortization of net (gain)/loss	230	380	(10)	(10)
Net periodic benefit cost	$460	$520	$(10)	$—
The Company contributed approximately $0.5 million to its defined benefit pension plans during the three months ended March 31, 2016. The Company expects to contribute approximately $2.0 million to its defined benefit pension plans for the full year 2016.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14. Other Comprehensive Income (Loss)
Changes in AOCI by component for the three months ended March 31, 2016 are summarized as follows, net of tax:

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2015	$(12,370)	$(1,790)	$2,860	$(11,300)
Net unrealized losses arising during the period (a)	—	(3,030)	(2,660)	(5,690)
Less: Net realized losses reclassified to net income (b)	(150)	(70)	—	(220)
Net current-period other comprehensive income (loss)	150	(2,960)	(2,660)	(5,470)
Balance, March 31, 2016	$(12,220)	$(4,750)	$200	$(16,770)
__________________________
(a) Derivative instruments, net of income tax of approximately $1.9 million. See Note 8, "Derivative Instruments," for further details.
(b) Defined benefit plans, net of income tax of approximately $0.1 million. See Note 13, "Defined Benefit Plans," for further details. Derivative instruments, net of income tax of approximately $0.1 million. See Note 8, "Derivative Instruments," for further details.
Changes in AOCI by component for the three months ended March 31, 2015 are summarized as follows, net of tax:

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2014	$(14,180)	$610	$23,790	$10,220
Net unrealized losses arising during the period (a)	—	(710)	(6,540)	(7,250)
Less: Net realized losses reclassified to net income (b)	(250)	(320)	—	(570)
Net current-period other comprehensive income (loss)	250	(390)	(6,540)	(6,680)
Balance, March 31, 2015	$(13,930)	$220	$17,250	$3,540
__________________________
(a) Derivative instruments, net of income tax of approximately $0.3 million. See Note 8, "Derivative Instruments," for further details.
(b) Defined benefit plans, net of income tax of approximately $0.1 million. See Note 13, "Defined Benefit Plans," for further details. Derivative instruments, net of income tax of approximately $0.1 million. See Note 8, "Derivative Instruments," for further details.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward-Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2015.
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
Key Factors and Risks Affecting Our Reported Results.  Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves significantly impacted by changes in economic conditions. There has been little or no overall economic growth, particularly in the United States, although global economic conditions appear to have been relatively stable over the past couple of years. The most significant external factor impacting us recently was the impact of lower oil prices, which began to decline in the fourth quarter of 2014, declined throughout 2015 and remain at low levels at the end of the first quarter of 2016. This decline directly impacts our Arrow Engine business (which serves the upstream oil and natural gas market at the well site) and our Energy business, which primarily serves petrochemical and other refineries in the downstream oil and gas markets, as well as having a smaller portion of the business dedicated to upstream activity. Our Arrow Engine business' revenue declined more than 50% during 2015 as compared to 2014, and again in the first quarter of 2016 compared with first quarter 2015, and is expected to remain at a low level until the price of oil increases over a sustained period where its customers decide to increase their activity levels and related well-site investments. The Arrow Engine business reacted aggressively in cutting costs and structuring its business in response to the lower demand levels, and was able to remain at an approximately break-even profit level in 2015 and the first quarter of 2016 despite the significant top line reduction.
In addition to the impact of lower oil prices, there were two other significant external factors that have impacted our recent results. First is the impact of a stronger U.S. dollar relative to other currencies, which has impacted our net sales in 2015 as compared to 2014 and continued in first quarter 2016 versus first quarter 2015. In addition, beginning in the second quarter of 2015, our largest two Aerospace distribution customers began reducing their investment in on-hand inventory levels of fastener products. While this has impacted our net sales, it has also had a significant impact on margin levels, as certain of these products historically command higher profit margins.
From a business perspective, there has been a shift over the past two to three years in our Energy reportable segment from historical demand and activity, both in the United States and abroad, where petrochemical plants and refinery customers deferred shutdown activity, plus we experienced decreases in engineering and construction ("E&C") customer activity. While we were able to hold sales levels essentially flat on a sequential quarterly basis in 2014 and until fourth quarter of 2015 via market share gains and adding product content to our portfolio, primarily standard and highly-engineered bolts, our margins declined significantly due to the mix of product sales and inefficiencies that resulted from the shift in activity levels. More recently, the lower oil prices have placed further pressure on the top-line and predictability of customer order patterns. Given these factors, we have been restructuring the business and its fixed cost structure to align to the current business environment, closing and consolidating certain facilities during 2014 and 2015, and opening a new lower-cost facility in Mexico, which began production in the fourth quarter of 2015. We are nearing completion of the restructuring efforts, and expect to realize the cost savings and operational efficiencies associated with leveraging the new lower fixed cost structure and other initiatives as we move through 2016.

During the third quarter of 2015, given the uncertain economic environment and the impact on net sales and profitability of lower oil prices, a stronger U.S. dollar and slowing industrial production, we announced a financial improvement plan ("FIP") to improve our profitability, cash flow conversion and operational efficiency. As part of the FIP, we targeted cost actions to yield $15 million of annual savings, accelerating an additional $5 million of savings initiatives in the Energy business, with the remaining $10 million of savings expected to be spread relatively evenly across the remainder of the Company. In February 2016, we added $7 million of cost savings actions, thereby expecting $22 million of annual run-rate cost savings. By implementing the FIP, we believe we have lowered the cost structure of our engine-related business, allowing it to achieve break-even operating profit despite the more than 50% decline in sales as a result of the impact of lower oil prices. The FIP consisted of headcount reductions, manufacturing and administrative cost reduction and facility closures or consolidations. We believe the FIP was necessary to help to mitigate the external factors pressuring our top-line, and position the Company for improved profitability and operating leverage across a lower fixed cost structure in the future. We continue to evaluate further actions as merited based on business performance, considering additional cost reductions or facility closures should sales and profitability levels continue below historical levels.
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
Our businesses do not experience significant seasonal fluctuation, other than our fourth quarter has tended to be the lowest net sales quarter of the year given holiday shutdowns in certain customers or other customers deferring capital spending to the new year. We do not consider sales order backlog to be a material factor in our business. A growing portion of our sales is derived from international sources, which exposes us to certain risks, including currency risks.
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
In addition to the aforementioned price movements in significant raw materials, certain of our businesses are sensitive to oil price movements. As noted earlier, our Arrow Engine business is most directly impacted by significant volatility in oil prices. Arrow's pumpjack and other engine sales and related parts, which comprise a significant portion of the business, are impacted by oil drilling levels, rig counts and commodity pricing. In addition, a portion of our Energy reportable segment serves upstream customers at oil well sites that have been impacted by changes in oil prices, while the majority of the segment provides parts for refineries and chemical plants, which may or may not choose to defer capital expenditures or changeover production stock, both of which would require retooling with our gaskets and bolts, in times of fluctuations in oil prices. Our Packaging reportable segment may be impacted by oil prices, as it is a significant driver of resin pricing, although we generally are able to maintain profit levels when oil prices change due to escalator/de-escalator clauses in contracts with many of our customers.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	As a Percentage of Net Sales	2015	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$80,110	39.5%	$78,960	35.2%
Aerospace	40,500	19.9%	45,740	20.4%
Energy	44,750	22.1%	51,160	22.8%
Engineered Components	37,520	18.5%	48,270	21.6%
Total	$202,880	100.0%	$224,130	100.0%
Gross Profit
Packaging	$28,870	36.0%	$27,680	35.1%
Aerospace	9,630	23.8%	16,000	35.0%
Energy	9,400	21.0%	9,700	19.0%
Engineered Components	8,020	21.4%	9,540	19.8%
Total	$55,920	27.6%	$62,920	28.1%
Selling, General and Administrative Expenses
Packaging	$11,030	13.8%	$10,170	12.9%
Aerospace	6,170	15.2%	7,920	17.3%
Energy	13,010	29.1%	9,360	18.3%
Engineered Components	2,440	6.5%	3,570	7.4%
Corporate expenses	6,820	N/A	8,880	N/A
Total	$39,470	19.5%	$39,900	17.8%
Operating Profit (Loss)
Packaging	$17,840	22.3%	$17,510	22.2%
Aerospace	3,460	8.5%	8,080	17.7%
Energy	(3,610)	(8.1)%	340	0.7%
Engineered Components	5,580	14.9%	5,970	12.4%
Corporate expenses	(6,820)	N/A	(8,880)	N/A
Total	$16,450	8.1%	$23,020	10.3%
Depreciation and Amortization
Packaging	$5,300	6.6%	$5,210	6.6%
Aerospace	3,450	8.5%	3,010	6.6%
Energy	1,180	2.6%	1,030	2.0%
Engineered Components	1,020	2.7%	1,090	2.3%
Corporate expenses	90	N/A	100	N/A
Total	$11,040	5.4%	$10,440	4.7%

Results of Operations
The principal factors impacting us during the three months ended March 31, 2016, compared with the three months ended March 31, 2015, were:

•	the impact of lower oil prices, primarily in our Engineered Components and Energy reportable segments;

•	the impact of acquisitions (see below for impact by segment);

•	costs incurred related to restructuring activities, primarily within our Energy reportable segment;

•	the impact of production, scheduling and integration costs and inefficiencies incurred in the first quarter of 2016 in our Aerospace reportable segment; and

•	the impact of a stronger U.S. dollar, primarily in our Packaging and Energy reportable segments.

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015
Overall, net sales decreased approximately $21.2 million, or 9.5%, to $202.9 million for the three months ended March 31, 2016, as compared with $224.1 million in the three months ended March 31, 2015. The primary drivers of the year-over-year sales decline were an approximate $14.4 million reduction within our Energy and Engineered Components reportable segments, primarily as a result of lower oil prices and weakness in the energy-facing end markets, and an approximate $8.2 million organic sales decline within our Aerospace reportable segment as a result of lower demand from our large distribution customers and decreased OEM sales due to manufacturing constraints. Foreign currency exchange resulted in an approximate $1.9 million reduction in sales due to net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies, and we benefited from approximately $3.0 million in sales related to the November 2015 acquisition of Parker-Hannifin Corporation's Tolleson, Arizona machined components facility within our Aerospace reportable segment.
Gross profit margin (gross profit as a percentage of sales) approximated 27.6% and 28.1% for the three months ended March 31, 2016 and 2015, respectively. The primary drivers of the decline in gross profit margin were both in our Aerospace reportable segment: lower fixed cost absorption associated with lower organic sales levels, and production, scheduling and integration costs and inefficiencies. The impact of lower sales and related fixed cost leverage in our Energy and Engineered Components segments was essentially offset by cost savings associated with the execution of cost savings actions in our engine and compressors business to allow it to maintain approximately breakeven profit levels, and the execution of our FIP across all of our businesses. Gross profit was also negatively impacted by approximately $0.6 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Operating profit margin (operating profit as a percentage of sales) approximated 8.1% and 10.3% for the three months ended March 31, 2016 and 2015, respectively. Operating profit decreased approximately $6.5 million, or 28.5%, to $16.5 million for the three months ended March 31, 2016, from $23.0 million for the three months ended March 31, 2015. Operating profit decreased primarily due to the lower sales and incremental cost of sales due to production, scheduling and integration costs and inefficiencies in our Aerospace segment. In addition, selling, general and administrative expenses increased in our Energy segment as we restructured certain back office functions to conform with the general business restructuring. The impact of lower sales and related fixed cost leverage in our Energy and Engineered Components segments was essentially offset by cost savings associated with the execution of cost savings actions in our engine and compressors business to allow it to maintain approximately breakeven profit levels, and the execution of our FIP across all of our businesses.
Interest expense remained flat at approximately $3.4 million for the three months ended March 31, 2016 and 2015. Our weighted-average variable rate borrowings decreased to approximately $474.8 million in the three months ended March 31, 2016, from approximately $743.9 million in the three months ended March 31, 2015, primarily due to the distribution received from the Cequent spin-off in June 2015. The effective weighted average interest rate on our outstanding variable rate borrowings, including our credit agreement ("Credit Agreement") and accounts receivable facilities, increased to approximately 2.1% for three months ended March 31, 2016, from approximately 1.8% for the three months ended March 31, 2015. In addition, a portion of our 2015 interest expense was allocated to the Cequent businesses as part of the spin-off and was reclassified as discontinued operations.
Other expense, net decreased approximately $1.2 million, to $0.1 million for the three months ended March 31, 2016, as compared to $1.3 million for the three months ended March 31, 2015, primarily due to a decrease in losses on transactions denominated in foreign currencies.

The effective income tax rates for the three months ended March 31, 2016 and 2015 were 35.9% and 34.6%, respectively. The increase in the rate was a result of losses at certain foreign subsidiaries where no tax benefit could be recorded, and non-deductible expenses, partially offset by earnings in foreign jurisdictions where the effective tax rate was less than 35%, changes in uncertain tax benefits during the quarter due to the expiration of statute of limitations, and the U.S. manufacturing deduction.
Net income from continuing operations decreased by approximately $3.6 million, to $8.3 million for the three months ended March 31, 2016, compared to $11.9 million for the three months ended March 31, 2015. The decrease was primarily the result of a $6.5 million decrease in operating profit, partially offset by a $1.7 million decrease in income tax expense and a $1.2 million decrease in other expenses, net.
See below for a discussion of operating results by segment.
Packaging. Net sales increased approximately $1.1 million, or 1.5%, to $80.1 million in the three months ended March 31, 2016, as compared to $79.0 million in the three months ended March 31, 2015. Sales of our health, beauty and home care end market products increased approximately $1.3 million primarily due to higher demand in Europe and Asia. Additionally, sales of our industrial closures increased approximately $0.9 million and sales of our food and beverage end market products increased approximately $0.4 million, both primarily due to increased demand in the United States. These increases were partially offset by approximately $1.4 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $1.2 million to $28.9 million, or 36.0% of sales, in the three months ended March 31, 2016, as compared to $27.7 million, or 35.1% of sales, in the three months ended March 31, 2015. The increase in gross profit was primarily due to approximately $0.9 million as a result of the higher sales level, with various other factors also contributing to the increase, the largest of which was as a result of continued productivity and automation initiatives, which helped increase both profit dollars and related margins. These increases were partially offset by approximately $0.6 million of unfavorable foreign currency as a result of the stronger U.S. dollar.
Packaging's selling, general and administrative expenses increased approximately $0.8 million to $11.0 million, or 13.8% of sales, in the three months ended March 31, 2016, as compared to $10.2 million, or 12.9% of sales, in the three months ended March 31, 2015, primarily due to an approximate $0.5 million increase in professional fees as well as costs incurred associated with the front end reorganization of the business to operate based on product categories on a global basis versus only regionally.
Packaging's operating profit increased approximately $0.3 million to $17.8 million, or 22.3% of sales, in the three months ended March 31, 2016, as compared to $17.5 million, or 22.2% of sales, in the three months ended March 31, 2015, primarily due to the higher sales levels and continued productivity and automation initiatives, which were partially offset by higher selling, general and administrative costs.
Aerospace.    Net sales for the three months ended March 31, 2016 decreased approximately $5.2 million, or 11.5%, to $40.5 million, as compared to $45.7 million in the three months ended March 31, 2015. Sales to distribution customers declined approximately $4.6 million, primarily as a result of our two largest distribution customers continuing planned reductions of their investment in on-hand inventory levels of certain fastener products which began in the second quarter of 2015. Sales to OEM customers decreased approximately $3.6 million, while demand continued at expected levels, we experienced scheduling and production constraints which impacted our ability to meet current demand. These decreases were partially offset by approximately $3.0 million of sales related to the November 2015 acquisition of Parker-Hannifin Corporation's Tolleson, Arizona machined components facility.
Gross profit within Aerospace decreased approximately $6.4 million to $9.6 million, or 23.8% of sales, in the three months ended March 31, 2016, from $16.0 million, or 35.0% of sales, in the three months ended March 31, 2015. Of this decrease in gross profit, approximately $2.9 million was due to the lower organic sales levels. In addition, gross profit declined approximately $1.7 million due to additional costs incurred and lower fixed cost absorption associated with the manufacturing and production scheduling inefficiencies. Gross profit also decreased by approximately $1.0 million due to incremental costs and inefficiencies associated with the integration of the Tolleson, Arizona facility. The remainder of the decline was primarily due to a less favorable product sales mix.
Selling, general and administrative expenses decreased approximately $1.7 million to $6.2 million, or 15.2% of sales, in the three months ended March 31, 2016, as compared to $7.9 million, or 17.3% of sales, in the three months ended March 31, 2015, primarily due to cost savings associated with the FIP, as well as charges related to operational and leadership changes incurred in the three months ended March 31, 2015 that did not repeat.

Operating profit within Aerospace decreased approximately $4.6 million to $3.5 million, or 8.5% of sales, in the three months ended March 31, 2016, as compared to $8.1 million, or 17.7% of sales, in the three months ended March 31, 2015. The decline in operating profit and operating profit margin was mainly attributable to manufacturing and production scheduling inefficiencies, lower sales volumes, integration costs and a less favorable product sales mix, which were partially offset by lower selling, general and administrative expenses.
Energy.    Net sales for the three months ended March 31, 2016 decreased approximately $6.4 million, or 12.5%, to $44.8 million, as compared to $51.2 million in the three months ended March 31, 2015. Sales decreased by approximately $3.3 million in North America and by approximately $1.6 million in our international branches primarily due to weaker upstream sales at well sites as a result of lower oil prices. Sales further declined by approximately $1.0 million due to lower sales resulting from branch closures in Brazil, China and the Netherlands. Sales were also impacted by approximately $0.5 million of net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Energy decreased approximately $0.3 million to $9.4 million, or 21.0% of sales, in the three months ended March 31, 2016, as compared to $9.7 million, or 19.0% of sales, in the three months ended March 31, 2015. Gross profit decreased approximately $1.2 million due to the lower sales levels. However, this segment mostly offset the decline in profit resulting from the change in sales volume, and increased gross profit margin, as a result of the cost savings associated with the business restructuring and the execution of the FIP actions, primarily as a result of the leveraging the lower fixed cost structure, and as a result of selling through the lower cost inventory sourced from Asia that built-up in mid 2015 as a result of U.S. port delays.
Selling, general and administrative expenses within Energy increased approximately $3.6 million to $13.0 million, or 29.1% of sales, in the three months ended March 31, 2016, as compared to $9.4 million, or 18.3% of sales, in the three months ended March 31, 2015. The increase was primarily due to approximately $3.0 million of incremental costs resulting from our restructuring efforts, as we reconfigured certain back office functions to conform with the overall business restructuring, as well as an increase in reserves for past due account balances of approximately $1.0 million, partially due to a customer who filed for bankruptcy protection.
Overall, operating profit within Energy decreased approximately $3.9 million to an approximate $3.6 million loss, or 8.1% of sales, in the three months ended March 31, 2016, as compared to profit of $0.3 million, or 0.7% of sales, in the three months ended March 31, 2015. Operating profit and the related margin decreased as a result of lower sales levels and incremental restructuring costs incurred, which more than offset lower material sourcing costs and fixed cost leverage achieved from our restructuring initiatives.
Engineered Components.    Net sales for the three months ended March 31, 2016 decreased approximately $10.8 million, or 22.3%, to $37.5 million, as compared to $48.3 million in the three months ended March 31, 2015. Sales of our gas compression products declined approximately $6.0 million and sales of our slow speed and compressor engine and related products decreased approximately $2.5 million, both primarily as a result of reduced levels of oil and gas drilling and well completions in the U.S. and Canada in response to lower oil prices. In addition, sales of our industrial cylinders decreased by approximately $2.3 million, primarily due to lower demand for gas cylinders in industrial applications.
Gross profit within Engineered Components decreased approximately $1.5 million to $8.0 million, or 21.4% of sales, in the three months ended March 31, 2016, from $9.5 million, or 19.8% of sales, in the three months ended March 31, 2015, primarily as a result of the decreased sales of engine and compression-related products. Gross profit margin in our engine and compression-related products decreased as a result of lower fixed cost absorption despite cost reductions to better align our cost structure with current demand levels. This was partially offset by increased gross profit margin from sales of our industrial cylinders, as a result of lower input costs and ongoing productivity initiatives.
Selling, general and administrative expenses decreased approximately $1.2 million to $2.4 million, or 6.5% of sales, in the three months ended March 31, 2016, as compared to $3.6 million, or 7.4% of sales, in the three months ended March 31, 2015. The decrease in selling, general and administrative expenses was largely a result of our cost savings initiatives in our engine and compression-related products business, as we reduced costs given the low oil-related activity to better align our cost structure with current demand levels.
Operating profit within Engineered Components decreased approximately $0.4 million to $5.6 million, or 14.9% of sales, in the three months ended March 31, 2016, as compared to $6.0 million, or 12.4% of sales, in the three months ended March 31, 2015. Operating profit declined primarily due to lower sales; however, the operating profit margin increased due to achievement of our cost savings initiatives in our engine business to remain at approximately break-even levels despite the significant reduction in net sales combined with higher margin from our cylinder products due to lower input costs and productivity improvements.

Corporate Expenses.    Corporate expenses consist of the following:

	Three months ended March 31,
	2016	2015
	(in millions)
Corporate operating expenses	$1.9	$3.1
Employee costs and related benefits	4.9	5.8
Corporate expenses	$6.8	$8.9
Corporate expenses decreased approximately $2.1 million to $6.8 million for the three months ended March 31, 2016, from $8.9 million for the three months ended March 31, 2015. The decrease between years is primarily attributed to approximately $0.9 million lower employee costs due to lower headcount following the Cequent spin-off as well as headcount reductions as part of the FIP, a favorable property tax assessment settlement of approximately $0.4 million for a former business unit during the three months ended March 31, 2016, and a decrease in costs associated with third party professional fees due to a reduction in spending levels.
Discontinued Operations.    The results of discontinued operations consist of our former Cequent businesses, which were spun-off on June 30, 2015. During the three months ended March 31, 2015, income from discontinued operations, net of income tax benefit, was approximately $2.0 million. See Note 3, "Discontinued Operations," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Liquidity and Capital Resources
Cash Flows
Cash flows used for operating activities of continuing operations were approximately $3.3 million for the three months ended March 31, 2016, as compared to cash flows provided by operating activities of continuing operations of approximately $3.9 million for the three months ended March 31, 2015. Significant changes in cash flows used for and provided by operating activities of continuing operations and the reasons for such changes are as follows:

•
For the three months ended March 31, 2016, the Company generated approximately $23.5 million of cash, based on the reported net income of approximately $8.3 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, changes in deferred income taxes, stock-based compensation and related tax effect and other, net. For the three months ended March 31, 2015, the Company generated approximately $23.4 million in cash flows based on the reported income from continuing operations of approximately $11.9 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $11.2 million and $7.3 million for the three months ended March 31, 2016 and 2015, respectively. The increased use of cash for each of the three month periods is due primarily to the timing of sales and collection of cash within the periods, as our first quarter net sales are typically greater than those in the fourth quarter. Days sales outstanding of receivables increased to approximately 59 days as of March 31, 2016, as compared to approximately 56 days as of March 31, 2015.

•
For the three months ended March 31, 2016, we reduced our investment in inventory by approximately $0.3 million. For the three months ended March 31, 2015, we used approximately $1.9 million of cash for investment in our inventories, primarily due to higher material sourcing costs and increased purchases related to U.S. West Coast port delays, mainly in our Energy reportable segment.

•
Decreases in accounts payable and accrued liabilities resulted in a cash use of approximately $23.7 million and $8.0 million for the three months ended March 31, 2016 and 2015, respectively. The change in cash used for accounts payable and accrued liabilities is primarily a result of the timing of payments made to suppliers and mix of vendors and related terms. The use of cash was greater in 2016, as our days accounts payable on hand decreased from approximately 53 days in 2015 to approximately 45 days in 2016.

Net cash used for investing activities of continuing operations for the three months ended March 31, 2016 and 2015 was approximately $5.9 million and $5.2 million, respectively. During the first three months of 2016, we incurred approximately $6.0 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of property and equipment was approximately $0.1 million. During the first three months of 2015, we incurred approximately $5.7 million in capital expenditures and received cash from the disposition of property and equipment of approximately $0.5 million.
Net cash provided by financing activities of continuing operations in 2016 was approximately $15.2 million, as compared to $30.4 million in 2015. During the first three months of 2016, we incurred net borrowings of $19.9 million on our receivables and revolving credit facilities, primarily to fund our working capital needs, and repaid approximately $3.5 million on our term loan. We also used a net cash amount of approximately $1.3 million related to our stock compensation arrangements. During the first three months of 2015, we incurred net borrowings of approximately $43.6 million on our receivables and revolving credit facilities, primarily to fund our working capital needs, and repayments of approximately $5.9 million on our term loan facilities. We also made deferred purchase price payments related to our previous acquisitions of approximately $5.4 million and we used a net cash amount of approximately $1.9 million related to our stock compensation arrangements.
Our Debt and Other Commitments
We are party to a Credit Agreement, consisting of a $500.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies ("Foreign Currency Loans"), subject to a $75.0 million sub limit, and a $275.0 million senior secured term loan A facility ("Term Loan A Facility"). The Credit Agreement matures on June 30, 2020 and is subject to interest at London Interbank Offered Rates ("LIBOR") plus 1.75%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.
At March 31, 2016, approximately $268.1 million was outstanding on the Term Loan A Facility and approximately $121.2 million was outstanding on the revolving credit facility. The Credit Agreement allows issuance of letters of credit, not to exceed $40.0 million in aggregate, against revolving credit facility commitments, of which approximately $18.1 million was outstanding at March 31, 2016.
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
We may be required to prepay a portion of our Term Loan A Facility in an amount equal to a percentage of our excess cash flow, as defined, which such percentage will be based on our leverage ratio, as defined. As of March 31, 2016, no amounts are due under this provision.
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). Our permitted leverage ratio under the Credit Agreement is 3.50 to 1.00 as of March 31, 2016. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual leverage ratio was 3.05 to 1.00 at March 31, 2016. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of March 31, 2016. Our actual interest expense coverage ratio was 12.16 to 1.00 at March 31, 2016. At March 31, 2016, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended March 31, 2016. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2015	Three Months Ended March 31, 2015	Three Months Ended March 31, 2016	Twelve Months Ended March 31, 2016
	(dollars in thousands)
Net income (loss)	$(33,400)	$13,980	$8,300	$(39,080)
Bank stipulated adjustments:
Interest expense	14,060	3,450	3,440	14,050
Income tax expense	6,540	6,310	4,650	4,880
Depreciation and amortization	43,540	10,440	11,040	44,140
Extraordinary non-cash charges	75,680	—	—	75,680
Non-cash compensation expense(1)	6,340	1,980	1,970	6,330
Other non-cash expenses or losses	17,830	2,950	1,130	16,010
Non-recurring expenses or costs relating to cost saving projects(2)	15,000	1,520	1,520	15,000
Acquisition integration costs(3)	1,880	800	820	1,900
Debt financing and extinguishment costs(4)	1,970	—	—	1,970
Permitted dispositions(5)	4,740	(2,040)	—	6,780
Consolidated Bank EBITDA, as defined	$154,180	$39,390	$32,870	$147,660

	March 31, 2016
	(dollars in thousands)
Total Consolidated Indebtedness, as defined(6)	$450,050
Consolidated Bank EBITDA, as defined	147,660
Actual leverage ratio	3.05	x
Covenant requirement	3.50	x

		Less:	Add:
	Year Ended December 31, 2015	Three Months Ended March 31, 2015	Three Months Ended March 31, 2016	Twelve Months Ended March 31, 2016
	(dollars in thousands)
Interest expense	$14,060	$3,450	$3,440	$14,050
Bank stipulated adjustments:
Interest income	(420)	(50)	(100)	(470)
Non-cash amounts attributable to amortization of financing costs	(1,700)	(510)	(340)	(1,530)
Pro forma adjustment for acquisitions and dispositions	130	40	—	90
Total Consolidated Cash Interest Expense, as defined	$12,070	$2,930	$3,000	$12,140

	March 31, 2016
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$147,660
Total Consolidated Cash Interest Expense, as defined	12,140
Actual interest expense coverage ratio	12.16	x
Covenant requirement	3.00	x
_____________________________

(1)	Non-cash compensation expenses resulting from the grant of restricted shares and units of common stock and common stock options.

(2)
Non-recurring costs and expenses relating to cost savings projects, including restructuring and severance expenses, not to exceed $15.0 million in any fiscal year and $40.0 million in aggregate, subsequent to June 30, 2015.

(3)	Costs and expenses arising from the integration of any business acquired not to exceed $15.0 million in any fiscal year and $40.0 million in the aggregate.

(4)	Costs incurred with refinancing our credit facilities.

(5)	EBITDA from permitted dispositions, as defined.

(6)	Includes $6.5 million of acquisition deferred purchase price.
Another important source of liquidity is our $75.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. Our available liquidity under our accounts receivable facility has ranged from $54 million to $69 million over the nine months following the Cequent spin-off, depending on the level of our receivables outstanding at a given point in time during that period. We had approximately $54.0 million and $53.6 million outstanding under the facility as of March 31, 2016 and December 31, 2015. No amounts were available but not utilized as of March 31, 2016, and $7.1 million was available but not utilized as of December 31, 2015. At March 31, 2016, we had approximately $121.2 million outstanding under our revolving credit facility and had approximately $360.7 million potentially available after giving effect to approximately $18.1 million of letters of credit issued and outstanding. At December 31, 2015, we had approximately $100.3 million outstanding under our revolving credit facility and had approximately $378.1 million potentially available after giving effect to approximately $21.6 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, as of March 31, 2016 and December 31, 2015, we had approximately $66.8 million and $107.4 million, respectively, of borrowing capacity available for general corporate purposes.
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
Our combined weighted average monthly amounts outstanding on our Credit Agreement and our accounts receivable facility during the first three months of 2016 approximated $474.8 million, compared to the weighted average monthly amounts outstanding during the first three months of 2015 of approximately $743.9 million. The overall decrease is due primarily to the distribution received from the Cequent spin-off in June 2015.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. While the majority of our cash on hand as of March 31, 2016 is located in jurisdictions outside the U.S., given aggregate available funding under our revolving credit and accounts receivable facilities of $66.8 million at March 31, 2016, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.

Our exposure to interest rate risk results from the variable rates under our Credit Agreement. Borrowings under the Credit Agreement bear interest, at various rates, as more fully described in Note 7, "Long-term Debt," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q. We use interest rate swap agreements to fix the LIBOR-based variable portion of the interest rates on our term loan facility. As of March 31, 2016, we had interest rate swap agreements in place that hedge a notional amount of debt ranging from approximately $251.5 million to approximately $192.7 million, with established fixed interest rates in a range of 0.74% to 2.68%, with various expiration terms extending to June 30, 2020.
We are subject to variable interest rates on our term loan and revolving credit facility. At March 31, 2016, 1-Month LIBOR approximated 0.43%. Based on our variable rate-based borrowings outstanding at March 31, 2016, and after consideration of the interest rate swap agreement associated with our term loan A, a 1% increase in the per annum interest rate would increase our interest expense by approximately $3.0 million annually.
Principal payments required under the Credit Agreement for the Term Loan A Facility are $3.4 million due each fiscal quarter from December 2015 through September 2018 and approximately $5.2 million due each fiscal quarter from December 2018 through March 2020, with final payment of $202.8 million due on June 30, 2020.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense for continuing operations related thereto approximated $17.2 million in 2015. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
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
We are also subject to interest risk as it relates to our long-term debt. We use interest rate swap agreements to fix a portion of our variable rate debt to manage this risk. See Note 8, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
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
Outlook
We believe the current uncertain macroeconomic environment will persist in 2016, with continued significant external headwinds for many of our businesses, most notably due to lower oil prices, strengthening of the U.S. dollar relative to foreign currencies and weakness in industrial markets, all in a period with limited general economic growth expected. Our sales in the first quarter of 2016 were lower than sales in the first quarter of 2015, primarily due to these external headwinds.
While we attempt to mitigate the challenging external factors, we also continue to execute on internal projects and restructuring efforts across most of our businesses which we believe will drive future margin expansion, whether optimizing our footprint to move more production to our lower-cost facilities or pruning our product portfolios to deemphasize or no longer sell certain lower-margin products. We are also finalizing the implementation of our Financial Improvement Plan, from which we expect $22 million of annual run-rate cost savings across our businesses and our corporate office. We plan to execute on internal initiatives which we believe will enable us to navigate through the current challenging environment until demand levels and activity increase, and position us for improved profitability and ability to leverage our lower fixed cost structure with higher sales levels.

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
During the quarter ended March 31, 2016, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2015.

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
Evaluation of disclosure controls and procedures
As of March 31, 2016, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 9, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2015 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits.
Exhibits Index:

3.1(a)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Third Amended and Restated By-laws of TriMas Corporation.
10.1	Form of Performance Stock Unit Agreement- 2016 LTI - under the 2006 Long Term Equity Incentive Plan.
10.2	Form of Performance Stock Units Agreement - 2016 LTI - under the 2011 Omnibus Incentive Compensation Plan.
10.3	Form of Restricted Stock Units Agreement (Three-Year Vest) - 2016 LTI - under the 2006 Long Term Equity Incentive Plan.
10.4	Form of Restricted Stock Units Agreement (Three-Year Vest) - 2016 LTI - under the 2011 Omnibus Incentive Compensation Plan.
10.5	Form of Restricted Stock Units Agreement (Board Of Directors) (One-Year Vest) - 2016 LTI - under the 2011 Omnibus Incentive Compensation Plan.
10.6	Form of Restricted Stock Units Agreement (Key Personnel) (Three-Year Vest) - 2016 LTI - under the 2006 Long Term Equity Incentive Plan.
10.7	Form of Restricted Stock Unit Agreement (Key Personnel) (Three-Year Vest) - 2016 LTI - under the 2011 Omnibus Incentive Compensation Plan.
10.8	Form of Restricted Stock Unit Agreement (One-Year Vest) - 2016 LTI - under the 2011 Omnibus Incentive Compensation Plan.
10.9	Form of Restricted Stock Unit Agreement (One-Year Vest) - 2016 LTI - under the 2006 Long Term Equity Incentive Plan.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 001-10716).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on December 18, 2015 (File No. 001-10716).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ ROBERT J. ZALUPSKI

Date:	April 28, 2016	By:	Robert J. Zalupski Chief Financial Officer