Form 10-Q
period 2016-06-30
TRIMAS CORP
filed 2016-07-28
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 22, 2016, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,463,706 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	June 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$23,660	$19,450
Receivables, net of reserves of approximately $3.9 million and $3.7 million as of June 30, 2016 and December 31, 2015, respectively	124,620	121,990
Inventories	165,800	167,370
Prepaid expenses and other current assets	7,440	17,810
Total current assets	321,520	326,620
Property and equipment, net	178,660	181,130
Goodwill	377,430	378,920
Other intangibles, net	263,510	273,870
Other assets	9,080	9,760
Total assets	$1,150,200	$1,170,300
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$13,820	$13,850
Accounts payable	77,820	88,420
Accrued liabilities	41,690	50,480
Total current liabilities	133,330	152,750
Long-term debt, net	392,460	405,780
Deferred income taxes	8,320	11,260
Other long-term liabilities	57,890	53,320
Total liabilities	592,000	623,110
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 45,463,706 shares at June 30, 2016 and 45,322,527 shares at December 31, 2015	450	450
Paid-in capital	815,120	812,160
Accumulated deficit	(235,340)	(254,120)
Accumulated other comprehensive loss	(22,030)	(11,300)
Total shareholders' equity	558,200	547,190
Total liabilities and shareholders' equity	$1,150,200	$1,170,300

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales	$203,320	$224,900	$406,200	$449,030
Cost of sales	(146,240)	(163,180)	(293,200)	(324,390)
Gross profit	57,080	61,720	113,000	124,640
Selling, general and administrative expenses	(38,420)	(42,510)	(77,890)	(82,410)
Operating profit	18,660	19,210	35,110	42,230
Other expense, net:
Interest expense	(3,310)	(3,720)	(6,750)	(7,170)
Debt financing and extinguishment costs	—	(1,970)	—	(1,970)
Other income (expense), net	130	(290)	70	(1,610)
Other expense, net	(3,180)	(5,980)	(6,680)	(10,750)
Income from continuing operations before income tax expense	15,480	13,230	28,430	31,480
Income tax expense	(5,000)	(4,740)	(9,650)	(11,050)
Income from continuing operations	10,480	8,490	18,780	20,430
Loss from discontinued operations, net of tax	—	(6,780)	—	(4,740)
Net income	$10,480	$1,710	$18,780	$15,690
Basic earnings per share:
Continuing operations	$0.23	$0.19	$0.41	$0.45
Discontinued operations	—	(0.15)	—	(0.10)
Net income per share	$0.23	$0.04	$0.41	$0.35
Weighted average common shares—basic	45,429,851	45,150,827	45,354,421	45,074,394
Diluted earnings per share:
Continuing operations	$0.23	$0.19	$0.41	$0.45
Discontinued operations	—	(0.15)	—	(0.10)
Net income per share	$0.23	$0.04	$0.41	$0.35
Weighted average common shares—diluted	45,726,348	45,418,907	45,690,582	45,409,875

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$10,480	$1,710	$18,780	$15,690
Other comprehensive income (loss):
Defined benefit pension and postretirement plans (Note 13)	150	2,480	300	2,730
Foreign currency translation	(4,080)	880	(6,740)	(5,660)
Derivative instruments (Note 8)	(1,330)	(320)	(4,290)	(710)
Total other comprehensive income (loss)	(5,260)	3,040	(10,730)	(3,640)
Total comprehensive income	$5,220	$4,750	$8,050	$12,050

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Six months ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$18,780	$15,690
Loss from discontinued operations	—	(4,740)
Income from continuing operations	18,780	20,430
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on dispositions of property and equipment	1,120	300
Depreciation	11,980	10,830
Amortization of intangible assets	10,190	10,580
Amortization of debt issue costs	670	1,020
Deferred income taxes	230	(250)
Non-cash compensation expense	4,140	2,870
Excess tax benefits from stock based compensation	(170)	(270)
Debt financing and extinguishment costs	—	1,970
Increase in receivables	(3,660)	(8,930)
(Increase) decrease in inventories	1,130	(9,210)
Decrease in prepaid expenses and other assets	10,650	510
Decrease in accounts payable and accrued liabilities	(21,710)	(8,550)
Other, net	(410)	(820)
Net cash provided by operating activities of continuing operations	32,940	20,480
Net cash used for operating activities of discontinued operations	—	(14,030)
Net cash provided by operating activities	32,940	6,450
Cash Flows from Investing Activities:
Capital expenditures	(12,960)	(12,890)
Net proceeds from disposition of property and equipment	120	690
Net cash used for investing activities of continuing operations	(12,840)	(12,200)
Net cash used for investing activities of discontinued operations	—	(2,510)
Net cash used for investing activities	(12,840)	(14,710)
Cash Flows from Financing Activities:
Proceeds from borrowings on term loan facilities	—	275,000
Repayments of borrowings on term loan facilities	(6,950)	(441,360)
Proceeds from borrowings on revolving credit and accounts receivable facilities	216,580	697,890
Repayments of borrowings on revolving credit and accounts receivable facilities	(225,050)	(703,390)
Payments for deferred purchase price	—	(5,710)
Debt financing fees	—	(1,850)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(650)	(2,620)
Proceeds from exercise of stock options	10	430
Excess tax benefits from stock based compensation	170	270
Cash transferred to the Cequent businesses	—	(17,050)
Net cash used for financing activities of continuing operations	(15,890)	(198,390)
Net cash provided by financing activities of discontinued operations	—	208,400
Net cash provided by (used for) financing activities	(15,890)	10,010
Cash and Cash Equivalents:
Net increase for the period	4,210	1,750
At beginning of period	19,450	24,420
At end of period	$23,660	$26,170
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,860	$9,690
Cash paid for taxes	$3,170	$17,390

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Six Months Ended June 30, 2016
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2015	$450	$812,160	$(254,120)	$(11,300)	$547,190
Net income	—	—	18,780	—	18,780
Other comprehensive loss	—	—	—	(10,730)	(10,730)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(650)	—	—	(650)
Stock option exercises and restricted stock vestings	—	10	—	—	10
Tax effect from stock based compensation	—	(540)	—	—	(540)
Non-cash compensation expense	—	4,140	—	—	4,140
Balances, June 30, 2016	$450	$815,120	$(235,340)	$(22,030)	$558,200

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
On June 30, 2015, the Company completed the spin-off of its Cequent businesses, creating a new independent publicly traded company, Horizon Global Corporation ("Horizon"). In addition, on June 30, 2015, immediately prior to the effective time of the spin-off, Horizon paid a cash distribution to the Company of $214.5 million using the proceeds of its new debt financing arrangement and cash on hand. The Company incurred approximately $30 million of one-time, pre-tax costs associated with the spin-off, of which approximately $29 million was incurred during the six months ended June 30, 2015. These costs primarily related to financing, legal, tax and accounting services rendered by third parties. Of the $30 million in costs, approximately $18 million was included in the loss from discontinued operations, $9 million was capitalized as deferred financing fees associated with Horizon's debt issuance coincident with the spin-off and was included in the balance sheet of the discontinued operations and approximately $3 million relates to fees associated with the Company's refinancing of long-term debt, of which approximately $2 million was included in the income from continuing operations as debt financing and extinguishment costs and approximately $1 million was capitalized as deferred financing fees in the accompanying consolidated balance sheet.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Since the issuance of the original standard, the FASB has issued several subsequent updates including the following: 1) the deferral of ASU 2014-09 by one year, making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption, but not before the original effective date (ASU 2015-14); 2) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 3) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10); 4) rescission of several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance related to accounting for shipping and handling fees and costs, freight services and consideration given by a vendor to a customer (ASU 2016-11); and 5) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12). The Company is in the process of assessing the impact of the adoption of these ASUs on its consolidated financial statements.
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
Results of discontinued operations are summarized as follows (dollars in thousands):

	Three months ended June 30,	Six months ended June 30,
	2015	2015
Net sales	$158,540	$300,900
Cost of sales	(120,800)	(227,860)
Gross profit	37,740	73,040
Selling, general and administrative expenses	(41,540)	(72,360)
Operating profit (loss)	(3,800)	680
Interest expense	(1,320)	(2,540)
Other expense, net	(720)	(1,970)
Other expense, net	(2,040)	(4,510)
Loss from discontinued operations, before income taxes	(5,840)	(3,830)
Income tax expense	(940)	(910)
Loss from discontinued operations, net of tax	$(6,780)	$(4,740)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2016 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Energy	Engineered Components	Total
Balance, December 31, 2015	$165,730	$206,630	$—	$6,560	$378,920
Foreign currency translation and other	(1,490)	—	—	—	(1,490)
Balance, June 30, 2016	$164,240	$206,630	$—	$6,560	$377,430
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles as of June 30, 2016 and December 31, 2015 are summarized below (dollars in thousands).

	As of June 30, 2016		As of December 31, 2015
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$74,680	$(29,800)	$74,890	$(25,960)
Customer relationships, 15 – 25 years	132,230	(41,510)	132,230	(38,060)
Total customer relationships	206,910	(71,310)	207,120	(64,020)
Technology and other, 1 – 15 years	57,790	(24,500)	57,860	(22,770)
Technology and other, 17 – 30 years	43,300	(30,310)	43,300	(29,250)
Total technology and other	101,090	(54,810)	101,160	(52,020)
Indefinite-lived intangible assets:
Trademark/Trade names	81,630	—	81,630	—
Total other intangible assets	$389,630	$(126,120)	$389,910	$(116,040)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Technology and other, included in cost of sales	$1,390	$1,480	$2,770	$3,080
Customer relationships, included in selling, general and administrative expenses	3,700	3,740	7,420	7,500
Total amortization expense	$5,090	$5,220	$10,190	$10,580
5. Inventories
Inventories consist of the following components (dollars in thousands):

	June 30, 2016	December 31, 2015
Finished goods	$96,380	$101,480
Work in process	26,050	23,620
Raw materials	43,370	42,270
Total inventories	$165,800	$167,370

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	June 30, 2016	December 31, 2015
Land and land improvements	$15,010	$14,820
Buildings	68,260	67,790
Machinery and equipment	279,620	274,650
	362,890	357,260
Less: Accumulated depreciation	184,230	176,130
Property and equipment, net	$178,660	$181,130
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Depreciation expense, included in cost of sales	$5,240	$5,020	$10,470	$9,380
Depreciation expense, included in selling, general and administrative expenses	800	730	1,510	1,450
Total depreciation expense	$6,040	$5,750	$11,980	$10,830
7. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	June 30, 2016	December 31, 2015
Credit Agreement	$347,870	$371,820
Receivables facility and other	63,790	53,860
Debt issuance costs	(5,380)	(6,050)
	406,280	419,630
Less: Current maturities, long-term debt	13,820	13,850
Long-term debt, net	$392,460	$405,780
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company may be required to prepay a portion of its Term Loan A Facility in an amount equal to a percentage of the Company's excess cash flow, as defined, with such percentage based on the Company's leverage ratio, as defined. As of June 30, 2016, no amounts are due under this provision.
The Company is also able to issue letters of credit, not to exceed $40.0 million in aggregate, against its revolving credit facility commitments. At June 30, 2016 and December 31, 2015, the Company had letters of credit of approximately $18.5 million and $21.6 million, respectively, issued and outstanding.
At June 30, 2016, the Company had approximately $83.2 million outstanding under its revolving credit facility and had approximately $398.3 million potentially available after giving effect to approximately $18.5 million of letters of credit issued and outstanding. At December 31, 2015, the Company had approximately $100.3 million outstanding under its revolving credit facility and had approximately $378.1 million potentially available after giving effect to approximately $21.6 million of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had approximately $100.0 million and $107.4 million at June 30, 2016 and December 31, 2015, respectively, of borrowing capacity available for general corporate purposes.
Principal payments required under the Credit Agreement for the Term Loan A Facility are approximately $3.4 million due each fiscal quarter from December 2015 through September 2018 and approximately $5.2 million due each fiscal quarter from December 2018 through March 2020, with final payment of approximately $202.8 million due on June 30, 2020.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $75.0 million foreign currency sub limit of the $500.0 million senior secured revolving credit facility are secured by a pledge of the assets of the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including restrictions on the incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). At June 30, 2016, the Company was in compliance with its financial covenants contained in the Credit Agreement.
In June 2015, the Company amended its Credit Agreement, pursuant to which the Company was able to extend maturities and resize its credit facilities following the spin-off of the Cequent businesses. In connection with entering into the amended Credit Agreement, the Company incurred approximately $1.8 million in fees to complete the Credit Agreement, of which approximately $1.4 million was capitalized as deferred financing fees as of June 30, 2015 and $0.4 million was recorded as debt financing fees in the accompanying consolidated statement of income during the three months ended June 30, 2015. The Company also recorded non-cash debt extinguishment costs of $1.5 million related to the write-off of deferred financing fees associated with the previous term loan during the three months ended June 30, 2015.
As of June 30, 2016 and December 31, 2015, the Company's Term Loan A Facility traded at approximately 99.6% of par value and the Company's revolving credit facility traded at approximately 99.3% of par value. The valuations of the Credit Agreement were determined based on Level 2 inputs under the fair value hierarchy, as defined.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Receivables Facility
The Company is party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to $75.0 million to a third party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 1-month LIBOR-based rate plus a usage fee of 1.00% and a fee on the unused portion of the facility of 0.35% as of June 30, 2016 and 2015.
The Company had approximately $63.6 million and $53.6 million outstanding under the facility as of June 30, 2016 and December 31, 2015, respectively, and approximately $2.1 million and $7.1 million available but not utilized as of June 30, 2016 and December 31, 2015, respectively. Aggregate costs incurred under the facility were approximately $0.2 million and $0.3 million for the three months ended June 30, 2016 and 2015, and $0.4 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively, and are included in interest expense in the accompanying consolidated statement of income. The facility expires on June 30, 2020.
The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 1-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the agreement. As of June 30, 2016, the cost of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.8 months and an average discount rate of 1.9%.
8. Derivative Instruments
The Company utilizes interest rate swap agreements to fix the LIBOR-based variable portion of the interest rate on its long term debt. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. As of June 30, 2016, the Company had interest rate swap agreements in place that hedge a declining notional value of debt ranging from approximately $251.5 million to approximately $192.7 million, amortizing consistent with future scheduled debt principal payments. The interest rate swap agreements establish fixed interest rates in a range of 0.74% to 2.68% with various expiration terms extending to June 30, 2020. At inception, the interest rate swaps were and continue to be designated as cash flow hedges.
As of June 30, 2016 and December 31, 2015, the fair value carrying amount of the Company's derivative instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$—	$430
Interest rate swaps	Accrued liabilities	(1,260)	(150)
Interest rate swaps	Other long-term liabilities	(8,560)	(3,180)
Total derivatives designated as hedging instruments		$(9,820)	$(2,900)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the loss recognized in accumulated other comprehensive income or loss ("AOCI") as of June 30, 2016 and December 31, 2015, and the amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Amount of Loss Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended June 30,		Six months ended June 30,
	As of June 30, 2016	As of December 31, 2015	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2016	2015	2016	2015
Derivatives designated as hedging instruments
Interest rate swaps	$(6,080)	$(1,790)	Interest expense	$(110)	$—	$(220)	$—
			Income from discontinued operations	$—	$(220)	$—	$(440)
Over the next 12 months, the Company expects to reclassify approximately $1.3 million of pre-tax deferred losses from AOCI to interest expense as the related interest payments for the designated interest rate swaps are funded.
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's interest rate swaps use observable inputs such as interest rate yield curves. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are shown below (dollars in thousands).

	Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016	Interest rate swaps	Recurring	$(9,820)	$—	$(9,820)	$—
December 31, 2015	Interest rate swaps	Recurring	$(2,900)	$—	$(2,900)	$—
9. Commitments and Contingencies
Asbestos
As of June 30, 2016, the Company was a party to 950 pending cases involving an aggregate of 6,031 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal Year Ended December 31, 2015	7,992	266	1,990	26	$16,963	$3,160,000
Six Months Ended June 30, 2016	6,242	72	271	12	$29,875	$1,474,015
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 6,031 claims pending at June 30, 2016, 101 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At June 30, 2016, of the 101 claims that set forth specific amounts, there were no claims seeking specific amounts for punitive damages. Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	7	37	57
In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.
Total settlement costs (exclusive of defense costs) for all asbestos-related cases, some of which were filed over 20 years ago, have been approximately $8.1 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely there will be a period within the next 6 to 18 months, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.

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
Claims and Litigation
The Company is subject to other claims and litigation in the ordinary course of business which the Company does not believe are material. During the three months ended June 30, 2015, the Company resolved a matter related to a claim made against the Company by a competitor alleging false advertising for approximately $2.8 million, inclusive of attorney fees and expenses.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net Sales
Packaging	$88,110	$89,580	$168,220	$168,540
Aerospace	44,090	43,220	84,590	88,960
Energy	39,950	50,150	84,700	101,310
Engineered Components	31,170	41,950	68,690	90,220
Total	$203,320	$224,900	$406,200	$449,030
Operating Profit (Loss)
Packaging	$21,410	$20,710	$39,250	$38,220
Aerospace	3,550	7,220	7,010	15,300
Energy	(3,090)	(7,170)	(6,700)	(6,830)
Engineered Components	3,860	6,220	9,440	12,190
Corporate expenses	(7,070)	(7,770)	(13,890)	(16,650)
Total	$18,660	$19,210	$35,110	$42,230

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
Stock Options
The Company did not grant any stock option awards during the six months ended June 30, 2016. Information related to stock options at June 30, 2016 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	206,123	$4.84
Exercised	(27,252)	0.86
Cancelled	—	—
Expired	—	—
Outstanding at June 30, 2016	178,871	$5.44	2.0	$2,306,887
As of June 30, 2016, 178,871 stock options were exercisable under the Plans. The Company did not incur any stock-based compensation expense related to stock options during the six months ended June 30, 2016 and 2015.
Restricted Shares
The Company awarded the following restricted shares during the six months ended June 30, 2016:

•
granted 2,400 restricted shares of common stock to certain employees that are subject only to a service condition and vest on the first anniversary date of the award so long as the employee remains with the Company;

•	granted 235,251 restricted shares of common stock to certain employees which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company;

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

In addition, during the six months ended June 30, 2016, the Company issued 8,650 shares related to director fee deferrals. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the six months ended June 30, 2016, the Company awarded 198,956 performance-based shares of common stock to certain Company key employees which vest three years from the grant date so long as the employee remains with the Company. The performance criteria for these awards is based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group, measured over a period beginning January 1, 2016 and ending December 31, 2018. TSR is calculated as the Company's average closing stock price for the 20-trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20-trading days prior to the start of the performance period. Depending on the performance achieved, the amount of shares earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value and term of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 0.96% and annualized volatility of 35.8%.
During 2013, the Company awarded performance-based shares of common stock to certain Company key employees which were earned based upon the achievement of earnings per share compound annual growth rate and cash generation performance metrics over a period of three calendar years, beginning January 1, 2013 and ending on December 31, 2015. The Company attained 50% of the target on a weighted average basis, resulting in a reduction of 35,850 shares during the six months ended June 30, 2016.
Information related to restricted shares at June 30, 2016 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	765,314	$23.73
Granted	529,171	18.46
Vested	(228,842)	25.17
Cancelled	(88,611)	23.17
Outstanding at June 30, 2016	977,032	$20.59	1.5	$17,586,576
As of June 30, 2016, there was approximately $12.5 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 2.1 years.
The Company recognized approximately $2.2 million and $0.9 million of stock-based compensation expense related to restricted shares during the three months ended June 30, 2016 and 2015, respectively, and approximately $4.1 million and $2.9 million for the six months ended June 30, 2016 and 2015, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
12. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and restricted share awards. The following table summarizes the dilutive effect of restricted shares and options to purchase common stock for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Weighted average common shares—basic	45,429,851	45,150,827	45,354,421	45,074,394
Dilutive effect of restricted share awards	215,881	160,936	251,035	220,102
Dilutive effect of stock options	80,616	107,144	85,126	115,379
Weighted average common shares—diluted	45,726,348	45,418,907	45,690,582	45,409,875

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13. Defined Benefit Plans
Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension and postretirement benefit costs for the three and six months ended June 30, 2016 and 2015 are as follows (dollars in thousands):

	Pension Plans				Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Service costs	$240	$230	$490	$470	$—	$—	$—	$—
Interest costs	390	410	790	830	10	—	10	10
Expected return on plan assets	(420)	(490)	(840)	(1,010)	—	—	—	—
Amortization of prior service cost	10	10	10	10	—	—	—	—
Settlement/curtailment loss	—	2,750	—	2,750	—	—	—	—
Amortization of net (gain)/loss	240	360	470	740	(20)	(10)	(30)	(20)
Net periodic benefit cost	$460	$3,270	$920	$3,790	$(10)	$(10)	$(20)	$(10)
During the three months ended June 30, 2015, the Company recognized a one-time settlement charge associated with annuitizing the defined benefit obligations for certain current and former Cequent employees. The settlement charge of approximately $2.8 million is included in loss from discontinued operations in the accompanying consolidated statement of income.
The Company contributed approximately $0.6 million and $1.1 million to its defined benefit pension plans during the three and six months ended June 30, 2016, respectively. The Company expects to contribute approximately $2.0 million to its defined benefit pension plans for the full year 2016.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14. Other Comprehensive Income (Loss)
Changes in AOCI by component for the six months ended June 30, 2016 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2015	$(12,370)	$(1,790)	$2,860	$(11,300)
Net unrealized losses arising during the period (a)	—	(4,420)	(6,740)	(11,160)
Less: Net realized losses reclassified to net income (b)	(300)	(130)	—	(430)
Net current-period other comprehensive income (loss)	300	(4,290)	(6,740)	(10,730)
Balance, June 30, 2016	$(12,070)	$(6,080)	$(3,880)	$(22,030)
__________________________
(a) Derivative instruments, net of income tax of approximately $2.7 million. See Note 8, "Derivative Instruments," for further details.
(b) Defined benefit plans, net of income tax of approximately $0.1 million. See Note 13, "Defined Benefit Plans," for further details. Derivative instruments, net of income tax of approximately $0.1 million. See Note 8, "Derivative Instruments," for further details.
Changes in AOCI by component for the six months ended June 30, 2015 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2014	$(14,180)	$610	$23,790	$10,220
Net unrealized losses arising during the period (a)	—	(1,400)	(5,660)	(7,060)
Less: Net realized losses reclassified to net income (b)	(2,730)	(690)	—	(3,420)
Net current-period other comprehensive income (loss)	2,730	(710)	(5,660)	(3,640)
Less: Distribution of the Cequent businesses	—	250	(8,560)	(8,310)
Balance, June 30, 2015	$(11,450)	$150	$9,570	$(1,730)
__________________________
(a) Derivative instruments, net of income tax of approximately $0.6 million. See Note 8, "Derivative Instruments," for further details.
(b) Defined benefit plans, net of income tax of approximately $1.6 million. See Note 13, "Defined Benefit Plans," for further details. Derivative instruments, net of income tax of approximately $0.2 million. See Note 8, "Derivative Instruments," for further details.

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
Key Factors and Risks Affecting Our Reported Results.  Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and are themselves significantly impacted by changes in economic conditions. There has been low overall economic growth, particularly in the United States, and global economic conditions appear to have been relatively stable over the past couple of years. The most significant external factor impacting us recently is the impact of lower oil prices, which began to decline in the fourth quarter of 2014, declined throughout 2015 and remain at low levels during the first half of 2016. This decline directly impacts our Arrow Engine business within our Engineered Components reportable segment (which serves the upstream oil and natural gas market at the well site) and our Energy reportable segment, which primarily serves petrochemical and other refineries in the downstream oil and gas markets, as well as having a smaller portion of the business dedicated to upstream activity.
Our Arrow Engine business' revenue declined more than 50% during 2015 as compared to 2014, and again in the first half of 2016 compared with first half 2015, and is expected to remain at a low level until the price of oil increases over a sustained period where its customers decide to increase their activity levels and related well-site investments. The Arrow Engine business reacted aggressively in cutting costs and structuring its business in response to the lower demand levels, and was able to remain at an approximately break-even profit level in 2015, and near break-even the first half of 2016 despite these significant reductions in revenue.
In our Energy business, the impact of the lower oil prices was muted in 2015 due to market share gains and adding product content to our product portfolio. We were able to essentially hold sales levels flat with 2014 levels until the fourth quarter, when capital spending was significantly reduced at many of our customers, and sales levels dropped more than 20% on a sequential basis. The sales level has remained at a lower level during the first half of 2016, as customers tightly manage spending initiatives.
In addition to the impact of lower oil prices, there has been a shift over the past two to three years in our Energy reportable segment from historical demand and activity, both in the United States and internationally. Petrochemical plants and refinery customers deferred shutdown activity, and we experienced decreases in engineering and construction ("E&C") customer activity. As noted above, we were able to hold sales levels essentially flat on a sequential quarterly basis in 2014 and until fourth quarter of 2015 with market share gains and additional product content; however, our margins declined significantly due to the mix of product sales and inefficiencies that resulted from the shift in activity levels. The current lower oil prices have continued to place further pressure on the top-line and predictability of customer order patterns. Given these factors, we have been restructuring the business and its fixed cost structure to better align with the current business environment. We closed as well as consolidated certain facilities during 2014 and 2015, and opened a new lower-cost facility in Mexico, which began production in the fourth quarter of 2015. We are nearing completion of the restructuring efforts, and have begun, and expect to continue, to realize the cost savings and operational efficiencies associated with leveraging the new lower fixed cost structure and other initiatives as we move through 2016.
In addition to the impact of lower oil prices, the other significant external factor impacting our recent results is supply chain disruption within our Aerospace reportable segment. Beginning in the second quarter of 2015, our largest two Aerospace distribution customers began reducing their investment in on-hand inventory levels of fastener products, which we believe was partially in response to the decision of airframe original equipment ("OE") customers to source more product directly from the manufacturer. This trend has continued through the second quarter of 2016. While this has impacted our net sales, it has also had a significant impact on margin levels, as certain of these products historically command higher profit margins. In addition to the reduction in distribution customer sales, we also have experienced production and scheduling challenges in one of our Aerospace fastener facilities that has contributed to significantly lower margins in the first half of 2016 versus prior quarters and years. We have plans in place to address these matters and are executing against them, as evidenced by our improved margins in the second quarter of 2016 as compared with first quarter 2016. We will continue to monitor our operating results related to these matters and to determine if a trend develops that is other than temporary, in which case we may need to assess the potential for impairment of this reporting unit's long-lived assets, including goodwill and indefinite-lived intangible assets.
During the third quarter of 2015, given the uncertain economic environment and the impact on net sales and profitability of lower oil prices, a stronger U.S. dollar and slowing industrial production, we announced a Financial Improvement Plan ("FIP") to improve our profitability, cash flow conversion and operational efficiency. As part of the FIP, we targeted cost actions to yield $15 million of annual savings, accelerating an additional $5 million of savings initiatives in the Energy business, with the remaining $10 million of savings expected to be spread relatively evenly across the remainder of the Company. In February 2016, we added $7 million of cost savings actions, increasing the expected annual run-rate cost savings to $22 million. By implementing the FIP, we believe we have lowered the cost structure of our engine-related business, allowing it to achieve break-even operating profit despite the more than 50% decline in sales as a result of the impact of lower oil prices. The FIP consisted of headcount reductions, manufacturing and administrative cost reduction and facility closures or consolidations. We believe the FIP was necessary to help to mitigate the external factors pressuring our revenue, and position the Company for improved profitability and operating leverage across a lower fixed cost structure in the future. The FIP is substantially complete, and the resulting savings is significantly helping to mitigate the impact of the reduction in year-over-year sales levels. We continue to evaluate further actions as merited based on business performance, considering additional cost reductions or facility closures should sales and profitability levels continue below historical levels.
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
Certain of our businesses are sensitive to oil price movements. As noted earlier, our Arrow Engine business is most directly impacted by significant volatility in oil prices. Arrow's pumpjack and other engine sales and related parts, which comprise a significant portion of the business, are impacted by oil drilling levels, rig counts and commodity pricing. In addition, a portion of our Energy reportable segment serves upstream customers at oil well sites that have been impacted by changes in oil prices. The majority of this segment provides parts for refineries and chemical plants, which may or may not decide to incur capital expenditures or changeover production stock, both of which require retooling with our gaskets and bolts, in times of fluctuating oil prices. Our Packaging reportable segment may be impacted by oil prices, as it is a significant driver of resin pricing, although we generally are able to maintain profit levels when oil prices change due to escalator/de-escalator clauses in contracts with many of our customers.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three months ended June 30,
	2016	As a Percentage of Net Sales	2015	As a Percentage of Net Sales
Net Sales
Packaging	$88,110	43.3%	$89,580	39.8%
Aerospace	44,090	21.7%	43,220	19.2%
Energy	39,950	19.7%	50,150	22.3%
Engineered Components	31,170	15.3%	41,950	18.7%
Total	$203,320	100.0%	$224,900	100.0%
Gross Profit
Packaging	$31,250	35.5%	$31,980	35.7%
Aerospace	10,020	22.7%	14,850	34.4%
Energy	9,400	23.5%	5,820	11.6%
Engineered Components	6,410	20.6%	9,070	21.6%
Total	$57,080	28.1%	$61,720	27.4%
Selling, General and Administrative Expenses
Packaging	$9,840	11.2%	$11,270	12.6%
Aerospace	6,470	14.7%	7,630	17.7%
Energy	12,490	31.3%	12,990	25.9%
Engineered Components	2,550	8.2%	2,850	6.8%
Corporate expenses	7,070	N/A	7,770	N/A
Total	$38,420	18.9%	$42,510	18.9%
Operating Profit (Loss)
Packaging	$21,410	24.3%	$20,710	23.1%
Aerospace	3,550	8.1%	7,220	16.7%
Energy	(3,090)	(7.7)%	(7,170)	(14.3)%
Engineered Components	3,860	12.4%	6,220	14.8%
Corporate expenses	(7,070)	N/A	(7,770)	N/A
Total	$18,660	9.2%	$19,210	8.5%
Depreciation and Amortization
Packaging	$5,310	6.0%	$5,180	5.8%
Aerospace	3,510	8.0%	3,510	8.1%
Energy	1,170	2.9%	1,110	2.2%
Engineered Components	1,060	3.4%	1,100	2.6%
Corporate expenses	80	N/A	70	N/A
Total	$11,130	5.5%	$10,970	4.9%

The following table summarizes financial information for our reportable segments for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six months ended June 30,
	2016	As a Percentage of Net Sales	2015	As a Percentage of Net Sales
Net Sales
Packaging	$168,220	41.4%	$168,540	37.5%
Aerospace	84,590	20.8%	88,960	19.8%
Energy	84,700	20.9%	101,310	22.6%
Engineered Components	68,690	16.9%	90,220	20.1%
Total	$406,200	100.0%	$449,030	100.0%
Gross Profit
Packaging	$60,120	35.7%	$59,660	35.4%
Aerospace	19,650	23.2%	30,850	34.7%
Energy	18,800	22.2%	15,520	15.3%
Engineered Components	14,430	21.0%	18,610	20.6%
Total	$113,000	27.8%	$124,640	27.8%
Selling, General and Administrative Expenses
Packaging	$20,870	12.4%	$21,440	12.7%
Aerospace	12,640	14.9%	15,550	17.5%
Energy	25,500	30.1%	22,350	22.1%
Engineered Components	4,990	7.3%	6,420	7.1%
Corporate expenses	13,890	N/A	16,650	N/A
Total	$77,890	19.2%	$82,410	18.4%
Operating Profit (Loss)
Packaging	$39,250	23.3%	$38,220	22.7%
Aerospace	7,010	8.3%	15,300	17.2%
Energy	(6,700)	(7.9)%	(6,830)	(6.7)%
Engineered Components	9,440	13.7%	12,190	13.5%
Corporate expenses	(13,890)	N/A	(16,650)	N/A
Total	$35,110	8.6%	$42,230	9.4%
Depreciation and Amortization
Packaging	$10,610	6.3%	$10,390	6.2%
Aerospace	6,960	8.2%	6,520	7.3%
Energy	2,350	2.8%	2,140	2.1%
Engineered Components	2,080	3.0%	2,190	2.4%
Corporate expenses	170	N/A	170	N/A
Total	$22,170	5.5%	$21,410	4.8%

Results of Operations
The principal factors impacting us during the three months ended June 30, 2016, compared with the three months ended June 30, 2015, were:

•	the impact of lower oil prices, primarily impacting net sales in our Engineered Components and Energy reportable segments;

•	costs incurred and savings from our FIP and other cost savings actions, spread across all of our reportable segments, with the largest amounts within our Energy reportable segment;

•	the impact of production and scheduling costs and inefficiencies, as well as the impact of lower distribution customer sales, all within our Aerospace reportable segment;

•	the impact of our November 2015 acquisition of the Tolleson, Arizona machined components facility from Parker-Hannifin within our Aerospace reportable segment; and

•	the impact of a stronger U.S. dollar, primarily in our Packaging and Energy reportable segments.

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015
Overall, net sales decreased approximately $21.6 million, or 9.6%, to $203.3 million for the three months ended June 30, 2016, as compared with $224.9 million in the three months ended June 30, 2015. This year-over-year decrease was primarily driven by our Energy and Engineered Components reportable segments, for which combined sales decreased by approximately $20.8 million (excluding the effects of foreign currency exchange), primarily as a result of lower oil prices and weakness in the energy-facing and industrial end markets. Our sales also decreased by approximately $1.3 million due to net unfavorable currency exchange, primarily in our Packaging reportable segment, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Excluding the effects of foreign currency exchange, sales within our Packaging reportable segment decreased by approximately $0.4 million. Sales within our Aerospace reportable segment increased approximately $0.9 million, as the approximate $3.1 million increase resulting from the Tolleson, Arizona facility acquisition in November 2015 was partially offset by lower sales to our distribution customers.
Gross profit margin (gross profit as a percentage of sales) approximated 28.1% and 27.4% for the three months ended June 30, 2016 and 2015, respectively. The primary driver of the improvement in gross profit margin was cost savings as a result of execution of our FIP and other cost savings actions, which drove more than $5.0 million of year-over-year gross profit. In addition, we incurred approximately $2.9 million lower material costs and direct labor in second quarter 2016 compared to the prior year as a result of our low cost sourcing initiatives and fixed cost reductions as part of the broader restructuring plan, as well as the year-over-year impact of the 2015 U.S. West Coast port delays, which caused us to temporarily produce certain products in higher cost facilities to meet demand levels. The impact of these cost savings actions more than offset the impact of lower profit levels associated with the decline in year-over-year sales levels and lower margins in our Aerospace reportable segment primarily as a result of manufacturing inefficiencies and lower fixed cost absorption due to additional costs incurred to improve throughput and support customer demand levels. In addition, gross profit was negatively impacted by approximately $0.5 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Operating profit margin (operating profit as a percentage of sales) approximated 9.2% and 8.5% for the three months ended June 30, 2016 and 2015, respectively. Operating profit decreased approximately $0.5 million, or 2.9%, to $18.7 million for the three months ended June 30, 2016, from $19.2 million for the three months ended June 30, 2015. Operating profit decreased primarily due to the decrease in sales and the Aerospace margin challenges related to additional costs incurred and inefficiencies to improve manufacturing throughput. These declines were mostly offset by savings as a result of our FIP, other cost savings initiatives and continued productivity initiatives.
Interest expense decreased approximately $0.4 million, to $3.3 million for the three months ended June 30, 2016, as compared to $3.7 million for the three months ended June 30, 2015. Our weighted-average variable rate borrowings decreased to approximately $463.6 million in the three months ended June 30, 2016, from approximately $766.9 million in the three months ended June 30, 2015, primarily due to the distribution received from the Cequent spin-off in June 2015. The effective weighted-average interest rate on our outstanding variable rate borrowings, including our credit agreement ("Credit Agreement") and accounts receivable facilities, increased to approximately 2.0% for three months ended June 30, 2016, from approximately 1.9% for the three months ended June 30, 2015. In addition, a portion of our 2015 interest expense was allocated to the Cequent businesses as part of the spin-off and was reclassified as discontinued operations.

We incurred debt financing and extinguishment costs of approximately $2.0 million during the three months ended June 30, 2015 related to the amendment of our Credit Agreement in conjunction with the spin-off of the Cequent businesses . For more information on the amendment of our Credit Agreement see Note 7, "Long-term Debt," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
Other income (expense), net changed approximately $0.4 million, to $0.1 million of other income for the three months ended June 30, 2016, from $0.3 million of other expense for the three months ended June 30, 2015, primarily due to an increase in gains on transactions denominated in foreign currencies, partially offset by costs attributed to a reduction of certain indemnification assets related to uncertain tax liabilities.
The effective income tax rates for the three months ended June 30, 2016 and 2015 were 32.3% and 35.8%, respectively. The reduction in the rate was a result of earnings in foreign jurisdictions where the effective tax rate was less than 35%, changes in uncertain tax benefits during the quarter due to the expiration of statute of limitations, and the U.S. manufacturing deduction, partially offset by losses at certain foreign subsidiaries where no tax benefit could be recorded, and non-deductible expenses.
Net income from continuing operations increased by approximately $2.0 million, to $10.5 million for the three months ended June 30, 2016, compared to $8.5 million for the three months ended June 30, 2015. The $0.5 million decrease in operating profit and $0.3 million increase in income tax expense were more than offset by a $2.0 million decrease in debt extinguishment costs, a $0.4 million decrease in interest expense and a $0.4 million change in other income (expense), net.
See below for a discussion of operating results by segment.
Packaging. Net sales decreased approximately $1.5 million, or 1.6%, to $88.1 million in the three months ended June 30, 2016, as compared to $89.6 million in the three months ended June 30, 2015. Sales decreased primarily due to approximately $1.1 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Sales of our health, beauty and home care end market products decreased approximately $1.0 million primarily due to new program launches during the second quarter of 2015 that did not repeat in the second quarter of 2016. These decreases were partially offset by an increase in sales of our industrial closures of approximately $0.8 million, primarily due to increased demand in the United States.
Packaging's gross profit decreased approximately $0.7 million to $31.3 million, or 35.5% of sales, in the three months ended June 30, 2016, as compared to $32.0 million, or 35.7% of sales, in the three months ended June 30, 2015. The decrease in gross profit was primarily due to approximately $0.5 million of unfavorable foreign currency as a result of the stronger U.S. dollar, as well as lower profit due to the lower sales volumes.
Packaging's selling, general and administrative expenses decreased approximately $1.5 million to $9.8 million, or 11.2% of sales, in the three months ended June 30, 2016, as compared to $11.3 million, or 12.6% of sales, in the three months ended June 30, 2015, primarily due to lower employee related costs as a result of execution of the FIP.
Packaging's operating profit increased approximately $0.7 million to $21.4 million, or 24.3% of sales, in the three months ended June 30, 2016, as compared to $20.7 million, or 23.1% of sales, in the three months ended June 30, 2015, primarily due to lower selling, general and administrative costs as a result of execution of the FIP, which were partially offset by a decline associated with lower sales levels and unfavorable currency exchange.
Aerospace.    Net sales for the three months ended June 30, 2016 increased approximately $0.9 million, or 2.0%, to $44.1 million, as compared to $43.2 million in the three months ended June 30, 2015. Sales increased approximately $3.1 million related to the November 2015 Tolleson, Arizona facility acquisition. Sales to OE customers increased $0.3 million while sales to distribution customers declined by approximately $2.5 million, primarily as a result of large customers continuing planned reductions of their investment in on-hand inventory levels of certain fastener products. Order demand from OE customers would have supported higher sales levels in the second quarter of 2016 except for challenges with scheduling and throughput that, while improved, carried over from the prior quarter.
Gross profit within Aerospace decreased approximately $4.9 million to $10.0 million, or 22.7% of sales, in the three months ended June 30, 2016, from $14.9 million, or 34.4% of sales, in the three months ended June 30, 2015. Gross profit decreased by approximately $1.9 million due manufacturing inefficiencies and lower fixed cost absorption as a result of the current supply chain disruptions. In addition, gross profit decreased by approximately $1.0 million as a result of additional costs incurred to improve manufacturing throughput and better support customer demand levels. Gross profit also decreased by approximately $0.8 million due to a less favorable product sales mix as a result of lower sales of higher margin products to distribution customers, approximately $0.8 million due to lower organic sales volume and by approximately $0.4 million related to costs incurred to qualify new products for future sales through the Tolleson facility.
Selling, general and administrative expenses decreased approximately $1.1 million to $6.5 million, or 14.7% of sales, in the three months ended June 30, 2016, as compared to $7.6 million, or 17.7% of sales, in the three months ended June 30, 2015, primarily due to cost savings associated with the FIP, as well as charges related to operational and leadership changes incurred in the three months ended June 30, 2015 that did not repeat in 2016.
Operating profit within Aerospace decreased approximately $3.6 million to $3.6 million, or 8.1% of sales, in the three months ended June 30, 2016, as compared to $7.2 million, or 16.7% of sales, in the three months ended June 30, 2015. The decline in operating profit and operating profit margin was mainly attributable to incremental costs incurred to improve certain production scheduling and manufacturing processes, lower fixed cost absorption, lower organic sales and a less favorable product sales mix, which were partially offset by lower selling, general and administrative expenses.
Energy.    Net sales for the three months ended June 30, 2016 decreased approximately $10.2 million, or 20.3%, to $40.0 million, as compared to $50.2 million in the three months ended June 30, 2015. Sales decreased by approximately $7.9 million in North America and by approximately $2.1 million in our international branches primarily due to weaker upstream sales at well sites as a result of lower oil prices and lower major oil and petrochemical refinery spending levels. Sales further declined by approximately $0.2 million due to net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Energy increased approximately $3.6 million to $9.4 million, or 23.5% of sales, in the three months ended June 30, 2016, as compared to $5.8 million, or 11.6% of sales, in the three months ended June 30, 2015. Gross profit increased approximately $2.9 million due to lower material costs and direct labor compared to the prior year as a result of our low cost sourcing initiatives and fixed cost reductions as part of the broader restructuring plan, as well as the year-over-year impact of the 2015 U.S. West Coast port delays. The port delays caused us to temporarily produce certain products in higher cost facilities in 2015 to meet demand levels. Gross profit also increased by approximately $0.9 million as a result of lower restructuring-related costs compared to the prior year. These improvements were partially offset by lower profit as a result of the reduction in sales levels.
Selling, general and administrative expenses within Energy decreased approximately $0.5 million to $12.5 million, or 31.3% of sales, in the three months ended June 30, 2016, as compared to $13.0 million, or 25.9% of sales, in the three months ended June 30, 2015. In the second quarter of 2015, we incurred approximately $2.8 million in expenses to resolve a previous legal claim, which did not repeat in 2016. In addition, selling, general and administration expenses decreased as a result of our FIP to reduce fixed costs. These decreases were partially offset by approximately $3.2 million in professional fees and other costs during second quarter 2016 in connection with furthering our restructuring initiatives.
Overall, operating loss within Energy decreased approximately $4.1 million to an approximate $3.1 million loss, or 7.7% of sales, in the three months ended June 30, 2016, as compared to a loss of $7.2 million, or 14.3% of sales, in the three months ended June 30, 2015. The operating loss decreased as a result of lower costs in connection with the execution of the restructuring and related FIP and the settlement of a legal claim in the second quarter of 2015 that did not repeat in 2016, which were partially offset by higher costs associated with restructuring activities during the second quarter of 2016.
Engineered Components.    Net sales for the three months ended June 30, 2016 decreased approximately $10.8 million, or 25.7%, to $31.2 million, as compared to $42.0 million in the three months ended June 30, 2015. Sales of our industrial cylinders decreased by approximately $6.0 million, primarily due to lower demand for gas cylinders in industrial applications. Sales of our gas compression products declined approximately $2.7 million and sales of our slow speed and compressor engine and related products decreased approximately $2.1 million, both primarily as a result of reduced levels of oil and gas drilling and well completions in the U.S. and Canada in response to lower oil prices.
Gross profit within Engineered Components decreased approximately $2.7 million to $6.4 million, or 20.6% of sales, in the three months ended June 30, 2016, from $9.1 million, or 21.6% of sales, in the three months ended June 30, 2015, primarily as a result of the decreased sales levels. Gross profit margin in our engine and compression-related products decreased as a result of lower fixed cost absorption despite cost reductions to better align our cost structure with current demand levels. Gross profit margin from sales of our industrial cylinders remained relatively flat, as lower fixed cost absorption was offset by lower input costs and ongoing productivity initiatives.
Selling, general and administrative expenses decreased approximately $0.3 million to $2.6 million, or 8.2% of sales, in the three months ended June 30, 2016, as compared to $2.9 million, or 6.8% of sales, in the three months ended June 30, 2015. The decrease in selling, general and administrative expenses was largely a result of our cost savings initiatives in our engine and compression-related products business, as we reduced costs given the low oil-related activity to better align our cost structure with current demand levels.
Operating profit within Engineered Components decreased approximately $2.3 million to $3.9 million, or 12.4% of sales, in the three months ended June 30, 2016, as compared to $6.2 million, or 14.8% of sales, in the three months ended June 30, 2015. Operating profit and related margin declined primarily due to lower sales levels and lower fixed cost absorption, which were partially offset by lower industrial cylinder input costs and various cost savings and productivity initiatives.
Corporate Expenses.    Corporate expenses consist of the following (dollars in millions):

	Three months ended June 30,
	2016	2015
Corporate operating expenses	$2.5	$2.9
Employee costs and related benefits	4.6	4.9
Corporate expenses	$7.1	$7.8
Corporate expenses decreased approximately $0.7 million to $7.1 million for the three months ended June 30, 2016, from $7.8 million for the three months ended June 30, 2015. Corporate operating expenses decreased approximately $0.4 million, primarily due to a decrease in third party professional fees. Employee costs and related benefits decreased approximately $0.3 million, primarily due to lower headcount following the Cequent spin-off as well as headcount reductions as part of the FIP, which were partially offset by an increase in expense related to the timing and estimated attainment of our long-term incentive compensation.
Discontinued Operations.    The results of discontinued operations consist of our former Cequent businesses, which were spun-off on June 30, 2015. During the three months ended June 30, 2015, loss from discontinued operations, net of income tax expense, was approximately $6.8 million. See Note 3, "Discontinued Operations," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015
Overall, net sales decreased approximately $42.8 million, or approximately 9.5%, to $406.2 million for the six months ended June 30, 2016, as compared with $449.0 million in the six months ended June 30, 2015. This year-over-year decrease was primarily driven by our Energy and Engineered Components reportable segments, for which combined sales decreased by approximately $37.4 million (excluding the effects of foreign currency exchange), primarily as a result of lower oil prices and weakness in the energy-facing end markets. In addition, sales within our Aerospace reportable segment declined approximately $4.4 million, as a decline in OE and distribution customer sales more than offset increased sales of approximately $6.1million related to the November 2015 Tolleson, Arizona facility acquisition. Foreign currency exchange resulted in an approximate $3.3 million reduction in sales due to net unfavorable currency exchange, primarily in our Packaging reportable segment, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. These declines were partially offset by approximately $2.3 million in increased sales within our Packaging reportable segment, excluding the impact of currency exchange, primarily due to higher sales of industrial closures.
Gross profit margin (gross profit as a percentage of sales) approximated 27.8% for each of the six months ended June 30, 2016 and 2015. The primary driver of improvement in gross profit margin was cost savings as a result of execution of our FIP and other cost savings actions, which drove more than $10.0 million of year-over-year gross profit. In addition, we incurred approximately $4.0 million lower material costs and direct labor in the first half of 2016 compared to the prior year as a result of our low cost sourcing initiatives and fixed cost reductions as part of the broader restructuring plan, as well as the year-over-year impact of the 2015 U.S. West Coast port delays, which caused us to temporarily produce certain products in higher cost facilities to meet demand levels. The impact of these cost savings actions were essentially offset by the impact of lower profit levels associated with the decline in year-over-year sales levels and lower margins in our Aerospace reportable segment primarily as a result of manufacturing inefficiencies and lower fixed cost absorption due to additional costs incurred to improve throughput and support customer demand levels. Gross profit was also negatively impacted by approximately $1.1 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Operating profit margin (operating profit as a percentage of sales) approximated 8.6% and 9.4% for the six months ended June 30, 2016 and 2015, respectively. Operating profit decreased approximately $7.1 million, or 16.9%, to $35.1 million for the six months ended June 30, 2016, compared to $42.2 million for the six months ended June 30, 2015. Operating profit decreased primarily due to lower sales year-over-year and due to manufacturing inefficiencies, lower fixed cost absorption and costs incurred to improve throughput and better support customer demand levels in our Aerospace segment, and the impact of lower sales and related fixed cost absorption in our Engineered Components segment. These impacts were partially offset by cost savings associated with the execution of our FIP and other cost savings actions and lower material and labor spending in our Energy reportable segment.

Interest expense decreased approximately $0.4 million, to $6.8 million, for the six months ended June 30, 2016, as compared to $7.2 million for the six months ended June 30, 2015. The decrease in interest expense was primarily due to a decrease in our weighted-average variable rate borrowings to approximately $469.2 million in the six months ended June 30, 2016, from approximately $755.4 million in the six months ended June 30, 2015, primarily due to the distribution received from the Cequent spin-off in June 2015. The effective weighted average interest rate on our outstanding variable rate borrowings, including our Credit Agreement and accounts receivable facilities, increased to approximately 2.0% for the six months ended June 30, 2016, from approximately 1.8% for the six months ended June 30, 2015. In addition, a portion of our 2015 interest expense was allocated to the Cequent businesses as part of the spin-off and was reclassified as discontinued operations.
We incurred debt financing and extinguishment costs of approximately $2.0 million during the six months ended June 30, 2015 related to the amendment of our Credit Agreement in conjunction with the spin-off of the Cequent businesses . For more information on the amendment of our Credit Agreement see Note 7, "Long-term Debt," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
Other income (expense), net changed approximately $1.7 million, to $0.1 million of other income, net for the six months ended June 30, 2016, from $1.6 million of other expense, net for the six months ended June 30, 2015, primarily due to an increase in gains on transactions denominated in foreign currencies, which were partially offset by costs attributed to a reduction of certain indemnification assets related to uncertain tax liabilities.
The effective income tax rates for the six months ended June 30, 2016 and 2015 were 33.9% and 35.1%, respectively. The reduction in the rate was primarily as a result of a decrease in unrecognized tax benefits due to the expiration of statute of limitations, which was partially offset by losses at certain foreign subsidiaries where no tax benefit could be recorded.
Net income from continuing operations decreased by approximately $1.6 million, to $18.8 million for the six months ended June 30, 2016, compared to $20.4 million for the six months ended June 30, 2015. The decrease was primarily the result of a $7.1 million decrease in operating profit, partially offset by a $2.0 million decrease in debt extinguishment costs, a $1.7 million change in other income (expense), net, a $1.4 million decrease in income tax expense and a $0.4 million decrease in interest expense.
See below for a discussion of operating results by segment.
Packaging.    Net sales decreased approximately $0.3 million, or 0.2%, to $168.2 million in the six months ended June 30, 2016, as compared to $168.5 million in the six months ended June 30, 2015. Sales decreased approximately $2.6 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Sales of our industrial closures increased approximately $1.7 million and sales of our food and beverage end market products increased approximately $0.2 million, both primarily due to increased demand in the United States. Additionally, sales of our health, beauty and home care end market products increased approximately $0.4 million primarily due to higher demand in Europe and Asia.
Packaging's gross profit increased approximately $0.4 million to $60.1 million, or 35.7% of sales, in the six months ended June 30, 2016, as compared to $59.7 million, or 35.4% of sales, in the six months ended June 30, 2015. Gross profit increased approximately $0.8 million due to higher sales levels, excluding the impact of unfavorable foreign exchange. In addition, gross profit increased approximately $0.7 million primarily due to the combination of improved overhead cost absorption, a more favorable product sales mix, as a larger percentage of our sales were generated by our higher margin industrial products, and as a result of continued productivity and automation initiatives. These increases were partially offset by approximately $1.1 million of unfavorable foreign currency as a result of the stronger U.S. dollar.
Packaging's selling, general and administrative expenses decreased approximately $0.5 million to $20.9 million, or 12.4% of sales, in the six months ended June 30, 2016, as compared to $21.4 million, or 12.7% of sales, in the six months ended June 30, 2015, primarily due to lower employee related costs in connection with the execution of the FIP. The savings generated under the FIP were partially offset by an approximate $0.6 million increase in professional fees as well as costs incurred associated with the front end reorganization of the business to operate based on product categories on a global basis versus only regionally.
Packaging's operating profit increased approximately $1.1 million to $39.3 million, or 23.3% of sales, in the six months ended June 30, 2016, as compared to $38.2 million, or 22.7% of sales, in the six months ended June 30, 2015, primarily due to increased sales generated by our higher margin industrial products, continued productivity and automation initiatives and lower selling, general and administrative costs in connection with the execution of the FIP, which were partially offset by the impact of unfavorable foreign exchange.

Aerospace.    Net sales for the six months ended June 30, 2016 decreased approximately $4.4 million, or 4.9%, to $84.6 million, as compared to $89.0 million in the six months ended June 30, 2015. Sales to distribution customers declined by approximately $7.2 million, primarily as a result of certain large customers continuing planned reductions of their investment in on-hand inventory levels of certain fastener products which began in the second quarter of 2015. Sales to OE customers decreased approximately $3.3 million, as while demand continued at expected levels, we experienced scheduling and production constraints which impacted our ability to meet current demand. These decreases were partially offset by approximately $6.1 million of sales related to the November 2015 acquisition of Parker-Hannifin Corporation's Tolleson, Arizona machined components facility.
Gross profit within Aerospace decreased approximately $11.2 million to $19.7 million, or 23.2% of sales, in the six months ended June 30, 2016, from $30.9 million, or 34.7% of sales, in the six months ended June 30, 2015. Of this decrease in gross profit, approximately $4.6 million is a result of manufacturing inefficiencies and lower fixed cost absorption, primarily due to additional costs incurred to improve manufacturing throughput and better support customer demand levels. Gross profit also decreased by approximately $3.7 million due to the lower organic sales levels, approximately $1.5 million due to a less favorable product sales mix and approximately $1.4 million related to integration and new product qualification costs for the Tolleson facility.
Selling, general and administrative expenses decreased approximately $2.9 million to $12.6 million, or 14.9% of sales, in the six months ended June 30, 2016, as compared to $15.6 million, or 17.5% of sales, in the six months ended June 30, 2015, primarily due to cost savings associated with the FIP, as well as charges related to operational and leadership changes incurred in the six months ended June 30, 2015 that did not repeat in 2016.
Operating profit within Aerospace decreased approximately $8.3 million to $7.0 million, or 8.3% of sales, in the six months ended June 30, 2016, as compared to $15.3 million, or 17.2% of sales, in the six months ended June 30, 2015. The decline in operating profit and operating profit margin is primarily attributable to manufacturing production throughput costs and ineficiencies, lower organic sales volumes, a less favorable product sales mix, and acquisition integration costs, which were partially offset by lower selling, general and administrative expenses.
Energy.    Net sales for the six months ended June 30, 2016 decreased approximately $16.6 million, or 16.4%, to $84.7 million, as compared to $101.3 million in the six months ended June 30, 2015. Sales decreased by approximately $11.3 million in North America and by approximately $3.4 million in our international branches primarily due to weaker upstream sales at well sites as a result of lower crude prices and lower major oil and petrochemical refinery spending levels. Sales further declined by approximately $1.2 million due to lower sales resulting from branch closures in Brazil, China and the Netherlands and approximately $0.7 million of net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Energy increased approximately $3.3 million to $18.8 million, or 22.2% of sales, in the six months ended June 30, 2016, as compared to $15.5 million, or 15.3% of sales, in the six months ended June 30, 2015. While sales declined year-over-year, resulting in approximately $2.5 million lower gross profit, gross profit increased in total due to the ongoing restructuring and lowering of fixed costs. Gross profit increased by approximately $4.0 million due to lower material costs and direct labor compared to the prior year as a result of our restructuring efforts and the additional costs incurred in 2015 as part of the U.S. West Coast port delays, which caused us to temporarily produce certain products in higher cost facilities to meet demand levels. The remainder of the increase in gross profit is primarily due to the lower fixed cost structure as a result of our FIP to remove costs and consolidate facilities.
Selling, general and administrative expenses within Energy increased approximately $3.2 million to $25.5 million, or 30.1% of sales, in the six months ended June 30, 2016, as compared to $22.4 million, or 22.1% of sales, in the six months ended June 30, 2015, primarily due to approximately $6.2 million of higher professional fees and other costs associated with our restructuring efforts. In addition, we incurred approximately $1.0 million related to potentially uncollectable accounts receivable. These increases were partially offset by approximately $2.8 million of expenses incurred during the second quarter of 2015 to resolve a previous legal claim, which did not repeat in 2016, as well as lower ongoing costs as a result of the FIP and other cost cutting measures.
Overall, operating loss within Energy decreased approximately $0.1 million to a $6.7 million loss, or 7.9% of sales, in the six months ended June 30, 2016, as compared to a $6.8 million loss, or 6.7% of sales, in the six months ended June 30, 2015, as the improvements in year-over-year operating performance as a result of the restructuring and the impact of the 2015 legal claim were mostly offset by increased spending levels to further the restructuring of the business.

Engineered Components.    Net sales for the six months ended June 30, 2016 decreased approximately $21.5 million, or 23.9%, to $68.7 million, as compared to $90.2 million in the six months ended June 30, 2015. Sales of our gas compression products declined approximately $8.7 million and sales of our slow speed and compressor engine and related products decreased approximately $4.5 million, both primarily as a result of reduced levels of oil and gas drilling and well completions in the U.S. and Canada in response to lower oil prices. In addition, sales of our industrial cylinders decreased by approximately $8.3 million, primarily due to lower demand for gas cylinders in industrial applications.
Gross profit within Engineered Components decreased approximately $4.2 million to $14.4 million, or 21.0% of sales, in the six months ended June 30, 2016, from $18.6 million, or 20.6% of sales, in the six months ended June 30, 2015, primarily as a result of the decreased sales levels. Gross profit margin in our engine and compression-related products decreased as a result of lower fixed cost absorption despite cost reductions to better align our cost structure with current demand levels. This was partially offset by increased gross profit margin from sales of our industrial cylinders, as a result of lower input costs and ongoing productivity initiatives.
Selling, general and administrative expenses decreased approximately $1.4 million to $5.0 million, or 7.3% of sales, in the six months ended June 30, 2016, as compared to $6.4 million, or 7.1% of sales, in the six months ended June 30, 2015. The decrease in selling, general and administrative expenses was largely a result of our cost savings initiatives in our engine and compression-related products business, as we reduced costs given the low oil-related activity to better align our cost structure with current demand levels.
Operating profit within Engineered Components decreased approximately $2.8 million to $9.4 million, or 13.7% of sales, in the six months ended June 30, 2016, as compared to operating profit of $12.2 million, or 13.5% of sales, in the six months ended June 30, 2015. Operating profit declined primarily due to lower sales levels; however, operating profit margin increased due to achievement of our cost savings initiatives in our engine business to remain near break-even levels despite the reduction in net sales.
Corporate Expenses.    Corporate expenses consist of the following (dollars in millions):

	Six months ended June 30,
	2016	2015
Corporate operating expenses	$4.4	$6.0
Employee costs and related benefits	9.5	10.7
Corporate expenses	$13.9	$16.7
Corporate expenses decreased approximately $2.8 million to $13.9 million for the six months ended June 30, 2016, from $16.7 million for the six months ended June 30, 2015. Corporate operating expenses decreased approximately $1.6 million, primarily due to a decrease in third party professional fees and a favorable property tax assessment settlement in 2016 of approximately $0.4 million for a former business unit. Employee costs and related benefits decreased approximately $1.2 million, primarily due to lower headcount following the Cequent spin-off as well as headcount reductions as part of the FIP, which were partially offset by an increase in expense related to the timing and estimated attainment of our long-term incentive compensation.
Discontinued Operations.    The results of discontinued operations consist of our former Cequent businesses, which were spun-off on June 30, 2015. During the six months ended June 30, 2015, loss from discontinued operations, net of income tax expense, was approximately $4.7 million. See Note 3, "Discontinued Operations," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities of continuing operations were approximately $32.9 million for the six months ended June 30, 2016, as compared to $20.5 million for the six months ended June 30, 2015. Significant changes in cash flows used for and provided by operating activities of continuing operations and the reasons for such changes are as follows:

•
For the six months ended June 30, 2016, the Company generated approximately $46.5 million of cash, based on the reported net income of approximately $18.8 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, changes in deferred income taxes, stock-based compensation and related tax effect and other, net. For the six months ended June 30, 2015, the Company generated approximately $46.7 million in cash flows based on the reported income from continuing operations of approximately $20.4 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $3.7 million and $8.9 million for the six months ended June 30, 2016 and 2015, respectively. The increased use of cash for each of the six month periods is due primarily to the timing of sales and collection of cash within the periods. Days sales outstanding of receivables remained relatively flat period-over-period.

•
For the six months ended June 30, 2016, we reduced our investment in inventory by approximately $1.1 million. For the six months ended June 30, 2015, we used approximately $9.2 million of cash for investment in our inventories, primarily due to higher material sourcing costs and increased purchases related to U.S. West Coast port delays, mainly in our Energy reportable segment.

•
Decreases in prepaid expenses and other assets resulted in a cash source of approximately $10.7 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in prepaid expenses and other assets for the six months ended June 30, 2016 is primarily a result of the timing of certain domestic tax payments. For the six months ended June 30, 2015, the decrease is primarily the result of the timing of payments made for certain operating prepaid expenses.

•
Decreases in accounts payable and accrued liabilities resulted in a cash use of approximately $21.7 million and $8.6 million for the six months ended June 30, 2016 and 2015, respectively. The change in cash used for accounts payable and accrued liabilities is primarily a result of the timing of payments made to suppliers and mix of vendors and related terms. The use of cash was greater in 2016, as our days accounts payable on hand decreased from approximately 58 days in 2015 to approximately 47 days in 2016.

Net cash used for investing activities of continuing operations for the six months ended June 30, 2016 and 2015 was approximately $12.8 million and $12.2 million, respectively. During the first six months of 2016, we incurred approximately $13.0 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of property and equipment was approximately $0.1 million. During the first six months of 2015, we incurred approximately $12.9 million in capital expenditures and received cash from the disposition of property and equipment of approximately $0.7 million.
Net cash provided by financing activities of continuing operations for the six months ended June 30, 2016 was approximately $15.9 million, as compared to $198.4 million for the six months ended June 30, 2015. During the first six months of 2016, we incurred net borrowings of $8.5 million on our receivables and revolving credit facilities, primarily to fund our working capital needs, and repaid approximately $7.0 million on our term loan. We also used a net cash amount of approximately $0.5 million related to our stock compensation arrangements. During the first six months of 2015, in conjunction with the spin-off of our former Cequent businesses, Horizon made a cash distribution to us of $214.5 million. We used the distribution received from Horizon to amend and pay down our term loan facilities. During the first six months of 2015, we had net additional repayments of approximately $5.5 million on our receivables and revolving credit facilities, and net additional repayments of approximately $166.4 million on our term loan facilities. We transferred cash of approximately $17.1 million during the period to Horizon, in connection with the spin-off. We also made deferred purchase price payments related to our previous acquisitions of approximately $5.7 million, we used approximately $1.9 million related to debt financing fees and used a net cash amount of approximately $1.9 million related to our stock compensation arrangements.

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
At June 30, 2016, approximately $264.7 million was outstanding on the Term Loan A Facility and approximately $83.2 million was outstanding on the revolving credit facility. The Credit Agreement allows issuance of letters of credit, not to exceed $40.0 million in aggregate, against revolving credit facility commitments, of which approximately $18.5 million was outstanding at June 30, 2016.
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
We may be required to prepay a portion of our Term Loan A Facility in an amount equal to a percentage of our excess cash flow, as defined, which such percentage will be based on our leverage ratio, as defined. As of June 30, 2016, no amounts are due under this provision.
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). Our permitted leverage ratio under the Credit Agreement is 3.50 to 1.00 as of June 30, 2016. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual leverage ratio was 2.82 to 1.00 at June 30, 2016. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of June 30, 2016. Our actual interest expense coverage ratio was 12.40 to 1.00 at June 30, 2016. At June 30, 2016, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended June 30, 2016 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2015	Six Months Ended June 30, 2015	Six Months Ended June 30, 2016	Twelve Months Ended June 30, 2016
Net income (loss)	$(33,400)	$15,690	$18,780	$(30,310)
Bank stipulated adjustments:
Interest expense	14,060	7,170	6,750	13,640
Income tax expense	6,540	11,050	9,650	5,140
Depreciation and amortization	43,540	21,400	22,170	44,310
Extraordinary non-cash charges	75,680	—	—	75,680
Non-cash compensation expense(1)	6,340	2,870	4,140	7,610
Other non-cash expenses or losses	17,830	4,820	1,980	14,990
Non-recurring expenses or costs relating to cost saving projects(2)	15,000	5,770	5,770	15,000
Acquisition integration costs(3)	1,880	1,630	1,160	1,410
Debt financing and extinguishment costs(4)	1,970	1,970	—	—
Permitted dispositions(5)	4,740	4,740	—	—
Consolidated Bank EBITDA, as defined	$154,180	$77,110	$70,400	$147,470

	June 30, 2016
Total Consolidated Indebtedness, as defined(6)	$416,110
Consolidated Bank EBITDA, as defined	147,470
Actual leverage ratio	2.82	x
Covenant requirement	3.50	x

		Less:	Add:
	Year Ended December 31, 2015	Six Months Ended June 30, 2015	Six Months Ended June 30, 2016	Twelve Months Ended June 30, 2016
Interest expense	$14,060	$7,170	$6,750	$13,640
Bank stipulated adjustments:
Interest income	(420)	(120)	(160)	(460)
Non-cash amounts attributable to amortization of financing costs	(1,700)	(1,020)	(660)	(1,340)
Pro forma adjustment for acquisitions and dispositions	130	80	—	50
Total Consolidated Cash Interest Expense, as defined	$12,070	$6,110	$5,930	$11,890

	June 30, 2016
Consolidated Bank EBITDA, as defined	$147,470
Total Consolidated Cash Interest Expense, as defined	11,890
Actual interest expense coverage ratio	12.40	x
Covenant requirement	3.00	x
_____________________________

(1)	Non-cash compensation expenses resulting from the grant of restricted shares and units of common stock and common stock options.

(2)
Non-recurring costs and expenses relating to cost savings projects, including restructuring and severance expenses, not to exceed $15.0 million in any fiscal year and $40.0 million in aggregate, subsequent to June 30, 2015.

(3)	Costs and expenses arising from the integration of any business acquired not to exceed $15.0 million in any fiscal year and $40.0 million in the aggregate.

(4)	Costs incurred with refinancing our credit facilities.

(5)	EBITDA from permitted dispositions, as defined.

(6)	Includes $4.5 million of acquisition deferred purchase price.
Another important source of liquidity is our $75.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. Our available liquidity under our accounts receivable facility has ranged from approximately $54 million to $69 million over the twelve months following the Cequent spin-off, depending on the level of our receivables outstanding at a given point in time during that period. We had approximately $63.6 million and $53.6 million outstanding under the facility as of June 30, 2016 and December 31, 2015, respectively, and approximately $2.1 million and $7.1 million available but not utilized as of June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, we had approximately $83.2 million outstanding under our revolving credit facility and had approximately $398.3 million potentially available after giving effect to approximately $18.5 million of letters of credit issued and outstanding. At December 31, 2015, we had approximately $100.3 million outstanding under our revolving credit facility and had approximately $378.1 million potentially available after giving effect to approximately $21.6 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, as of June 30, 2016 and December 31, 2015, we had approximately $100.0 million and $107.4 million, respectively, of borrowing capacity available for general corporate purposes.
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
Our combined weighted average monthly amounts outstanding on our Credit Agreement and our accounts receivable facility during the first six months of 2016 approximated $469.2 million, compared to the weighted average monthly amounts outstanding during the first six months of 2015 of approximately $755.4 million. The overall decrease is due primarily to the distribution received from the Cequent spin-off in June 2015.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. While the majority of our cash on hand as of June 30, 2016 is located in jurisdictions outside the U.S., given aggregate available funding under our revolving credit and accounts receivable facilities of $100.0 million at June 30, 2016, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.

Our exposure to interest rate risk results from the variable rates under our Credit Agreement. Borrowings under the Credit Agreement bear interest, at various rates, as more fully described in Note 7, "Long-term Debt," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q. We use interest rate swap agreements to fix the LIBOR-based variable portion of the interest rates on our term loan facility. As of June 30, 2016, we had interest rate swap agreements in place that hedge a declining notional value of debt ranging from approximately $251.5 million to approximately $192.7 million, with established fixed interest rates in a range of 0.74% to 2.68%, with various expiration terms extending to June 30, 2020.
We are subject to variable interest rates on our term loan and revolving credit facility. At June 30, 2016, 1-Month LIBOR approximated 0.47%. Based on our variable rate-based borrowings outstanding at June 30, 2016, and after consideration of the interest rate swap agreement associated with our term loan A, a 1% increase in the per annum interest rate would increase our interest expense by approximately $1.6 million annually.
Principal payments required under the Credit Agreement for the Term Loan A Facility are $3.4 million due each fiscal quarter from December 2015 through September 2018 and approximately $5.2 million due each fiscal quarter from December 2018 through March 2020, with final payment of $202.8 million due on June 30, 2020.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases, and annual rent expense for continuing operations related thereto approximated $17.2 million in 2015. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
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
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On June 9, 2016, Moody's affirmed a rating of Ba3 to our senior secured credit facilities, as presented in Note 7, "Long-term Debt" included in Item 1, "Consolidated Financial Statements" within this Form 10-Q. Moody's also affirmed a Ba3 to our Corporate Family Rating and maintained our outlook as stable. On June 1, 2015, Standard & Poor's affirmed a BB- corporate credit rating to our amended credit facilities and maintained our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
We believe the current uncertain macroeconomic environment will persist throughout 2016, with further top-line pressure in our businesses than originally expected across all of our end markets. We managed to mitigate much of the impact of an approximate 10% year-over-year top-line decline in the first half of 2016 as compared to 2015 as a result of our $22 million Financial Improvement Plan implemented during the back half of 2015 and via continued cost management and productivity initiatives.
While we continue to attempt to mitigate the challenging external factors, we also continue to execute on internal projects that we control, including further execution of our Aerospace production and scheduling improvements, optimizing our footprint to move more production to our lower-cost facilities, pruning our product portfolios to deemphasize or no longer sell certain lower-margin products, seek lower-cost sources for input costs and continuously assessing our fixed cost footprints. We plan to execute on internal initiatives which we believe will enable us to navigate through the current challenging environment until demand levels and activity increase, and position us for improved profitability and ability to leverage our lower fixed cost structure with higher sales levels.

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
During the quarter ended June 30, 2016, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2015.

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
Item 4.    Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Financial Officer (who is also its Principal Executive Officer), as appropriate, to allow timely decisions regarding required disclosures.
Evaluation of disclosure controls and procedures
As of June 30, 2016, an evaluation was carried out by management, with the participation of the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Financial Officer concluded that as of June 30, 2016, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 9, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2015 Form 10-K except for the following:
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process.  Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal.  The results of the referendum have adversely impacted the British Pound and may continue to have an impact on other foreign currencies.  The referendum has given rise to calls for the governments of other European Union member states to consider withdrawal.  These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our equity shares. Additionally, our Packaging business is dual headquartered in the United Kingdom and Indiana, and we operate other manufacturing facilities internationally, including in the United Kingdom.  Accordingly, the results of the referendum may have an adverse impact on our international operations, particularly in the United Kingdom.
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
10.1(c)
Amended and Restated Agreement dated April 13, 2016, by and among TriMas Corporation and Engaged Capital Master Feeder I, LP, Engaged Capital Master Feeder II, LP, Engaged Capital I, LP, Engaged Capital I Offshore, Ltd., Engaged Capital II, LP, Engaged Capital, LLC, Engaged Capital Holdings, LLC, and Glenn Welling.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 001-10716).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on December 18, 2015 (File No. 001-10716).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on April 15, 2016 (File No. 001-10716).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ ROBERT J. ZALUPSKI

Date:	July 28, 2016	By:	Robert J. Zalupski Chief Financial Officer