Form 10-Q
period 2016-09-30
TRIMAS CORP
filed 2016-10-27
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 21, 2016, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,500,944 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to: the Company's leverage; liabilities imposed by the Company's debt instruments; market demand; competitive factors; supply constraints; material and energy costs; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; technology factors; litigation; government and regulatory actions; the Company's accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company's business and industry; the Company’s ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; future prospects of the Company; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	September 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$22,550	$19,450
Receivables, net of reserves of approximately $4.3 million and $3.7 million as of September 30, 2016 and December 31, 2015, respectively	130,440	121,990
Inventories	171,260	167,370
Prepaid expenses and other current assets	7,530	17,810
Total current assets	331,780	326,620
Property and equipment, net	182,000	181,130
Goodwill	377,380	378,920
Other intangibles, net	258,400	273,870
Other assets	8,840	9,760
Total assets	$1,158,400	$1,170,300
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$13,840	$13,850
Accounts payable	76,140	88,420
Accrued liabilities	45,950	50,480
Total current liabilities	135,930	152,750
Long-term debt, net	388,580	405,780
Deferred income taxes	9,530	11,260
Other long-term liabilities	57,350	53,320
Total liabilities	591,390	623,110
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 45,500,944 shares at September 30, 2016 and 45,322,527 shares at December 31, 2015	460	450
Paid-in capital	815,920	812,160
Accumulated deficit	(226,560)	(254,120)
Accumulated other comprehensive loss	(22,810)	(11,300)
Total shareholders' equity	567,010	547,190
Total liabilities and shareholders' equity	$1,158,400	$1,170,300

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales	$202,290	$222,190	$608,490	$671,220
Cost of sales	(144,240)	(159,720)	(437,440)	(484,110)
Gross profit	58,050	62,470	171,050	187,110
Selling, general and administrative expenses	(40,260)	(40,910)	(118,150)	(123,320)
Operating profit	17,790	21,560	52,900	63,790
Other expense, net:
Interest expense	(3,480)	(3,440)	(10,230)	(10,610)
Debt financing and extinguishment costs	—	—	—	(1,970)
Other expense, net	(200)	(720)	(130)	(2,330)
Other expense, net	(3,680)	(4,160)	(10,360)	(14,910)
Income from continuing operations before income tax expense	14,110	17,400	42,540	48,880
Income tax expense	(5,330)	(5,690)	(14,980)	(16,740)
Income from continuing operations	8,780	11,710	27,560	32,140
Loss from discontinued operations, net of tax	—	—	—	(4,740)
Net income	$8,780	$11,710	$27,560	$27,400
Basic earnings per share:
Continuing operations	$0.19	$0.26	$0.61	$0.71
Discontinued operations	—	—	—	(0.10)
Net income per share	$0.19	$0.26	$0.61	$0.61
Weighted average common shares—basic	45,435,936	45,157,412	45,381,592	45,102,067
Diluted earnings per share:
Continuing operations	$0.19	$0.26	$0.60	$0.70
Discontinued operations	—	—	—	(0.10)
Net income per share	$0.19	$0.26	$0.60	$0.60
Weighted average common shares—diluted	45,760,455	45,499,104	45,713,873	45,439,618

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$8,780	$11,710	$27,560	$27,400
Other comprehensive income (loss):
Defined benefit pension and postretirement plans (Note 13)	140	200	440	2,930
Foreign currency translation	(1,550)	(4,760)	(8,290)	(10,420)
Derivative instruments (Note 8)	630	(3,180)	(3,660)	(3,890)
Total other comprehensive loss	(780)	(7,740)	(11,510)	(11,380)
Total comprehensive income	$8,000	$3,970	$16,050	$16,020

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Nine months ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$27,560	$27,400
Loss from discontinued operations	—	(4,740)
Income from continuing operations	27,560	32,140
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on dispositions of property and equipment	1,350	590
Depreciation	17,710	16,430
Amortization of intangible assets	15,330	15,790
Amortization of debt issue costs	1,000	1,360
Deferred income taxes	360	(4,220)
Non-cash compensation expense	5,240	4,590
Excess tax benefits from stock based compensation	(640)	(300)
Debt financing and extinguishment costs	—	1,970
Increase in receivables	(9,790)	(15,790)
Increase in inventories	(4,560)	(7,010)
(Increase) decrease in prepaid expenses and other assets	10,780	(1,020)
Decrease in accounts payable and accrued liabilities	(17,150)	(15,540)
Other, net	(780)	(250)
Net cash provided by operating activities of continuing operations	46,410	28,740
Net cash used for operating activities of discontinued operations	—	(14,030)
Net cash provided by operating activities	46,410	14,710
Cash Flows from Investing Activities:
Capital expenditures	(22,390)	(20,360)
Net proceeds from disposition of property and equipment	120	1,680
Net cash used for investing activities of continuing operations	(22,270)	(18,680)
Net cash used for investing activities of discontinued operations	—	(2,510)
Net cash used for investing activities	(22,270)	(21,190)
Cash Flows from Financing Activities:
Proceeds from borrowings on term loan facilities	—	275,000
Repayments of borrowings on term loan facilities	(10,380)	(441,410)
Proceeds from borrowings on revolving credit and accounts receivable facilities	314,860	995,620
Repayments of borrowings on revolving credit and accounts receivable facilities	(324,780)	(1,006,490)
Payments for deferred purchase price	—	(5,810)
Debt financing fees	—	(1,850)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(1,500)	(2,620)
Proceeds from exercise of stock options	120	430
Excess tax benefits from stock based compensation	640	300
Cash transferred to the Cequent businesses	—	(17,050)
Net cash used for financing activities of continuing operations	(21,040)	(203,880)
Net cash provided by financing activities of discontinued operations	—	208,400
Net cash provided by (used for) financing activities	(21,040)	4,520
Cash and Cash Equivalents:
Net increase (decrease) for the period	3,100	(1,960)
At beginning of period	19,450	24,420
At end of period	$22,550	$22,460
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,870	$12,320
Cash paid for taxes	$9,130	$22,260

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Nine Months Ended September 30, 2016
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2015	$450	$812,160	$(254,120)	$(11,300)	$547,190
Net income	—	—	27,560	—	27,560
Other comprehensive loss	—	—	—	(11,510)	(11,510)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(1,500)	—	—	(1,500)
Stock option exercises and restricted stock vestings	10	110	—	—	120
Tax effect from stock based compensation	—	(90)	—	—	(90)
Non-cash compensation expense	—	5,240	—	—	5,240
Balances, September 30, 2016	$460	$815,920	$(226,560)	$(22,810)	$567,010

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
2. New Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows, with the objective of reducing existing diversity in practice. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and is to be applied using a retrospective approach with early adoption permitted. The Company is in the process of assessing the impact of adoption of ASU 2016-15 on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company is in the process of assessing the impact of adoption of ASU 2016-09 on its consolidated financial statements.
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
Results of discontinued operations are summarized as follows (dollars in thousands):

Nine months ended September 30,
2015
Net sales	$300,900
Cost of sales	(227,860)
Gross profit	73,040
Selling, general and administrative expenses	(72,360)
Operating profit	680
Interest expense	(2,540)
Other expense, net	(1,970)
Other expense, net	(4,510)
Loss from discontinued operations, before income taxes	(3,830)
Income tax expense	(910)
Loss from discontinued operations, net of tax	$(4,740)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2016 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Energy	Engineered Components	Total
Balance, December 31, 2015	$165,730	$206,630	$—	$6,560	$378,920
Foreign currency translation and other	(1,540)	—	—	—	(1,540)
Balance, September 30, 2016	$164,190	$206,630	$—	$6,560	$377,380
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles as of September 30, 2016 and December 31, 2015 are summarized below (dollars in thousands).

	As of September 30, 2016		As of December 31, 2015
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$74,730	$(31,770)	$74,890	$(25,960)
Customer relationships, 15 – 25 years	132,230	(43,240)	132,230	(38,060)
Total customer relationships	206,960	(75,010)	207,120	(64,020)
Technology and other, 1 – 15 years	57,780	(25,420)	57,860	(22,770)
Technology and other, 17 – 30 years	43,300	(30,840)	43,300	(29,250)
Total technology and other	101,080	(56,260)	101,160	(52,020)
Indefinite-lived intangible assets:
Trademark/Trade names	81,630	—	81,630	—
Total other intangible assets	$389,670	$(131,270)	$389,910	$(116,040)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Technology and other, included in cost of sales	$1,460	$1,480	$4,230	$4,560
Customer relationships, included in selling, general and administrative expenses	3,680	3,730	11,100	11,230
Total amortization expense	$5,140	$5,210	$15,330	$15,790
5. Inventories
Inventories consist of the following components (dollars in thousands):

	September 30, 2016	December 31, 2015
Finished goods	$97,800	$101,480
Work in process	28,820	23,620
Raw materials	44,640	42,270
Total inventories	$171,260	$167,370

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	September 30, 2016	December 31, 2015
Land and land improvements	$15,040	$14,820
Buildings	69,390	67,790
Machinery and equipment	286,580	274,650
	371,010	357,260
Less: Accumulated depreciation	189,010	176,130
Property and equipment, net	$182,000	$181,130
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Depreciation expense, included in cost of sales	$5,120	$4,950	$15,590	$14,330
Depreciation expense, included in selling, general and administrative expenses	610	650	2,120	2,100
Total depreciation expense	$5,730	$5,600	$17,710	$16,430
7. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	September 30, 2016	December 31, 2015
Credit Agreement	$358,480	$371,820
Receivables facility and other	48,990	53,860
Debt issuance costs	(5,050)	(6,050)
	402,420	419,630
Less: Current maturities, long-term debt	13,840	13,850
Long-term debt, net	$388,580	$405,780
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company may be required to prepay a portion of its Term Loan A Facility in an amount equal to a percentage of the Company's excess cash flow, as defined, with such percentage based on the Company's leverage ratio, as defined. As of September 30, 2016, no amounts are due under this provision.
The Company is also able to issue letters of credit, not to exceed $40.0 million in aggregate, against its revolving credit facility commitments. At September 30, 2016 and December 31, 2015, the Company had letters of credit of approximately $16.3 million and $21.6 million, respectively, issued and outstanding.
At September 30, 2016, the Company had approximately $97.2 million outstanding under its revolving credit facility and had approximately $386.5 million potentially available after giving effect to approximately $16.3 million of letters of credit issued and outstanding. At December 31, 2015, the Company had approximately $100.3 million outstanding under its revolving credit facility and had approximately $378.1 million potentially available after giving effect to approximately $21.6 million of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had approximately $78.3 million and $107.4 million at September 30, 2016 and December 31, 2015, respectively, of borrowing capacity available for general corporate purposes.
Principal payments required under the Credit Agreement for the Term Loan A Facility are approximately $3.4 million due each fiscal quarter from December 2015 through September 2018 and approximately $5.2 million due each fiscal quarter from December 2018 through March 2020, with final payment of approximately $202.8 million due on June 30, 2020.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $75.0 million foreign currency sub limit of the $500.0 million senior secured revolving credit facility are secured by a pledge of the assets of the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including restrictions on the incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). At September 30, 2016, the Company was in compliance with its financial covenants contained in the Credit Agreement.
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
As of September 30, 2016 and December 31, 2015, the Company's Term Loan A Facility traded at approximately 99.6% of par value and the Company's revolving credit facility traded at approximately 99.3% of par value. The valuations of the Credit Agreement were determined based on Level 2 inputs under the fair value hierarchy, as defined.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Receivables Facility
The Company is party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to $75.0 million to a third-party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 1-month LIBOR-based rate plus a usage fee of 1.00% and a fee on the unused portion of the facility of 0.35% as of September 30, 2016 and 2015.
The Company had approximately $48.8 million and $53.6 million outstanding under the facility as of September 30, 2016 and December 31, 2015, respectively, and approximately $8.6 million and $7.1 million available but not utilized as of September 30, 2016 and December 31, 2015, respectively. Aggregate costs incurred under the facility were approximately $0.2 million for the three months ended September 30, 2016 and 2015, and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively, and are included in interest expense in the accompanying consolidated statement of income. The facility expires on June 30, 2020.
The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 1-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the agreement. As of September 30, 2016, the cost of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.7 months and an average discount rate of 1.9%.
8. Derivative Instruments
The Company utilizes interest rate swap agreements to fix the LIBOR-based variable portion of the interest rate on its long-term debt. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. As of September 30, 2016, the Company had interest rate swap agreements in place that hedge a declining notional value of debt ranging from approximately $248.2 million to approximately $192.7 million, amortizing consistent with future scheduled debt principal payments. The interest rate swap agreements establish fixed interest rates in a range of 0.74% to 2.68% with various expiration terms extending to June 30, 2020. At inception, the interest rate swaps were and continue to be designated as cash flow hedges.
As of September 30, 2016 and December 31, 2015, the fair value carrying amount of the Company's derivative instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$—	$430
Interest rate swaps	Accrued liabilities	(1,000)	(150)
Interest rate swaps	Other long-term liabilities	(7,800)	(3,180)
Total derivatives designated as hedging instruments		$(8,800)	$(2,900)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the loss recognized in accumulated other comprehensive income or loss ("AOCI") as of September 30, 2016 and December 31, 2015, and the amounts reclassified from AOCI into earnings for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Amount of Loss Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended September 30,		Nine months ended September 30,
	As of September 30, 2016	As of December 31, 2015	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2016	2015	2016	2015
Derivatives designated as hedging instruments
Interest rate swaps	$(5,450)	$(1,790)	Interest expense	$(250)	$(210)	$(470)	$(210)
			Loss from discontinued operations	$—	$—	$—	$(440)
Over the next 12 months, the Company expects to reclassify approximately $1.0 million of pre-tax deferred losses from AOCI to interest expense as the related interest payments for the designated interest rate swaps are funded.
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's interest rate swaps use observable inputs such as interest rate yield curves. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are shown below (dollars in thousands).

	Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016	Interest rate swaps	Recurring	$(8,800)	$—	$(8,800)	$—
December 31, 2015	Interest rate swaps	Recurring	$(2,900)	$—	$(2,900)	$—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. Commitments and Contingencies
Asbestos
As of September 30, 2016, the Company was a party to 800 pending cases involving an aggregate of 5,714 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal Year Ended December 31, 2015	7,992	266	1,990	26	$16,963	$3,160,000
Nine Months Ended September 30, 2016	6,242	98	610	16	$23,969	$2,187,040
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 5,714 claims pending at September 30, 2016, 96 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At September 30, 2016, of the 96 claims that set forth specific amounts, there were no claims seeking specific amounts for punitive damages. Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	6	33	57
In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.
Total settlement costs (exclusive of defense costs) for all asbestos-related cases, some of which were filed over 20 years ago, have been approximately $8.2 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely there will be a period within the next 6 to 18 months, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.

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
Claims and Litigation
The Company is subject to other claims and litigation in the ordinary course of business which the Company does not believe are material. During the second quarter of 2015, the Company resolved a matter related to a claim made against the Company by a competitor alleging false advertising for approximately $2.8 million, inclusive of attorney fees and expenses.
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
Packaging – Highly engineered closure and dispensing systems for a range of end markets, using steel and plastic within industrial and consumer packaging applications.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net Sales
Packaging	$90,330	$87,930	$258,550	$256,470
Aerospace	47,430	45,380	132,020	134,340
Energy	38,230	51,600	122,930	152,910
Engineered Components	26,300	37,280	94,990	127,500
Total	$202,290	$222,190	$608,490	$671,220
Operating Profit (Loss)
Packaging	$20,090	$21,870	$59,340	$60,090
Aerospace	6,660	7,110	13,670	22,410
Energy	(1,870)	(3,560)	(8,570)	(10,390)
Engineered Components	3,180	4,380	12,620	16,570
Corporate expenses	(10,270)	(8,240)	(24,160)	(24,890)
Total	$17,790	$21,560	$52,900	$63,790

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
Stock Options
The Company granted 150,000 stock option awards during the nine months ended September 30, 2016. The Company estimated the grant-date fair value of the awards using the Black-Scholes option pricing model using the following weighted-average assumptions: risk-free interest rate of 1.1%, expected volatility of 32.3% and an expected term of 6 years. Information related to stock options at September 30, 2016 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	206,123	$4.84
Granted	150,000	17.87
Exercised	(106,217)	1.09
Cancelled	—	—
Expired	(38,827)	19.42
Outstanding at September 30, 2016	211,079	$13.30	7.7	$1,123,709
As of September 30, 2016, there was approximately $1.0 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted-average period of 2.8 years.
The Company recognized approximately $0.1 million of stock-based compensation related to stock options during the nine months ended September 30, 2016 and no stock-based compensation during the nine months ended September 30, 2015. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
Restricted Shares
The Company awarded the following restricted shares during the nine months ended September 30, 2016:

•
granted 2,800 restricted shares of common stock to certain employees that are subject only to a service condition and vest on the first anniversary date of the award so long as the employee remains with the Company;

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In addition, during the nine months ended September 30, 2016, the Company issued 12,525 shares related to director fee deferrals. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
During the nine months ended September 30, 2016, the Company awarded 198,956 performance-based shares of common stock to certain Company key employees which vest three years from the grant date so long as the employee remains with the Company. The performance criteria for these awards is based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group, measured over a period beginning January 1, 2016 and ending December 31, 2018. TSR is calculated as the Company's average closing stock price for the 20-trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20-trading days prior to the start of the performance period. Depending on the performance achieved, the amount of shares earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value and term of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 0.96% and annualized volatility of 35.8%.
During 2013, the Company awarded performance-based shares of common stock to certain Company key employees which were earned based upon the achievement of earnings per share compound annual growth rate and cash generation performance metrics over a period of three calendar years, beginning January 1, 2013 and ending on December 31, 2015. The Company attained 50% of the target on a weighted average basis, resulting in a reduction of 35,850 shares during the nine months ended September 30, 2016.
Information related to restricted shares at September 30, 2016 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	765,314	$23.73
Granted	533,446	18.46
Vested	(251,136)	24.84
Cancelled	(342,919)	21.41
Outstanding at September 30, 2016	704,705	$20.47	1.2	$13,114,560
As of September 30, 2016, there was approximately $6.3 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 1.9 years.
The Company recognized approximately $1.0 million and $1.7 million of stock-based compensation expense related to restricted shares during the three months ended September 30, 2016 and 2015, respectively, and approximately $5.1 million and $4.6 million for the nine months ended September 30, 2016 and 2015, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and restricted share awards. The following table summarizes the dilutive effect of restricted shares and options to purchase common stock for the three and nine months ended September 30, 2016 and 2015.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Weighted average common shares—basic	45,435,936	45,157,412	45,381,592	45,102,067
Dilutive effect of restricted share awards	244,757	216,642	248,942	218,949
Dilutive effect of stock options	79,762	125,050	83,339	118,602
Weighted average common shares—diluted	45,760,455	45,499,104	45,713,873	45,439,618
13. Defined Benefit Plans
Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension and postretirement benefit costs for the three and nine months ended September 30, 2016 and 2015 are as follows (dollars in thousands):

	Pension Plans				Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Service costs	$250	$210	$740	$680	$—	$—	$—	$—
Interest costs	390	380	1,180	1,210	—	10	10	20
Expected return on plan assets	(420)	(420)	(1,260)	(1,430)	—	—	—	—
Amortization of prior service cost	—	—	10	10	—	—	—	—
Settlement/curtailment loss	—	—	—	2,750	—	—	—	—
Amortization of net (gain)/loss	230	310	700	1,050	(10)	(10)	(40)	(30)
Net periodic benefit cost	$450	$480	$1,370	$4,270	$(10)	$—	$(30)	$(10)
During the three months ended June 30, 2015, the Company settled the defined benefit obligation for certain current and former Cequent employees through purchasing annuities with an insurance company. The Company recognized a one-time settlement charge of approximately $2.8 million, which is included in loss from discontinued operations in the accompanying consolidated statement of income.
The Company contributed approximately $0.5 million and $1.6 million to its defined benefit pension plans during the three and nine months ended September 30, 2016, respectively. The Company expects to contribute approximately $2.0 million to its defined benefit pension plans for the full year 2016.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14. Other Comprehensive Income (Loss)
Changes in AOCI by component for the nine months ended September 30, 2016 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2015	$(12,370)	$(1,790)	$2,860	$(11,300)
Net unrealized losses arising during the period (a)	—	(3,950)	(8,290)	(12,240)
Less: Net realized losses reclassified to net income (b)	(440)	(290)	—	(730)
Net current-period other comprehensive income (loss)	440	(3,660)	(8,290)	(11,510)
Balance, September 30, 2016	$(11,930)	$(5,450)	$(5,430)	$(22,810)
__________________________
(a) Derivative instruments, net of income tax of approximately $2.4 million. See Note 8, "Derivative Instruments," for further details.
(b) Defined benefit plans, net of income tax of approximately $0.2 million. See Note 13, "Defined Benefit Plans," for further details. Derivative instruments, net of income tax of approximately $0.2 million. See Note 8, "Derivative Instruments," for further details.
Changes in AOCI by component for the nine months ended September 30, 2015 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2014	$(14,180)	$610	$23,790	$10,220
Net unrealized losses arising during the period (a)	—	(4,720)	(10,420)	(15,140)
Less: Net realized losses reclassified to net income (b)	(2,930)	(830)	—	(3,760)
Net current-period other comprehensive income (loss)	2,930	(3,890)	(10,420)	(11,380)
Less: Distribution of the Cequent businesses	—	250	(8,560)	(8,310)
Balance, September 30, 2015	$(11,250)	$(3,030)	$4,810	$(9,470)
__________________________
(a) Derivative instruments, net of income tax of approximately $2.6 million. See Note 8, "Derivative Instruments," for further details.
(b) Defined benefit plans, net of income tax of approximately $1.7 million. See Note 13, "Defined Benefit Plans," for further details. Derivative instruments, net of income tax of approximately $0.3 million. See Note 8, "Derivative Instruments," for further details.

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
Key Factors and Risks Affecting Our Reported Results.  Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and are themselves significantly impacted by changes in economic conditions. There has been low overall economic growth, particularly in the United States, and global economic conditions appear to have been relatively stable over the past couple of years. The most significant external factor impacting us recently is the impact of lower oil prices, which began to decline in the fourth quarter of 2014, declined throughout 2015 and remained at low levels during the first nine months of 2016. This decline directly impacts our Arrow Engine business within our Engineered Components reportable segment (which serves the upstream oil and natural gas markets at the well site) and our Energy reportable segment, which primarily serves petrochemical and other refineries in the downstream oil and gas markets, as well as having a smaller portion of the business dedicated to upstream activity.
Our Arrow Engine business' revenue declined more than 50% during 2015 as compared to 2014, and again in the first nine months of 2016 compared with first nine months of 2015, and is expected to remain at a low level until the price of oil increases over a sustained period where its customers decide to increase their activity levels and related well-site investments. The Arrow Engine business reacted aggressively in cutting costs and structuring its business in response to the lower demand levels, and was able to remain at an approximately break-even profit level in 2015, and near break-even the first nine months of 2016 despite these significant reductions in revenue.
In our Energy business, the impact of the lower oil prices was muted in 2015 due to market share gains and adding product content to our product portfolio. We were able to essentially hold 2015 sales levels flat with 2014 until the fourth quarter, when capital spending was significantly reduced at many of our customers, and sales levels dropped more than 20% on a sequential basis. The sales level has remained at a lower level during the first nine months of 2016, as customers tightly manage spending initiatives.
In addition to the impact of lower oil prices, there has been a shift over the past two to three years in our Energy reportable segment from historical demand and activity, both in the United States and internationally. Petrochemical plants and refinery customers deferred shutdown activity, and we experienced decreases in engineering and construction ("E&C") customer activity. As noted above, we were able to hold sales levels essentially flat on a sequential quarterly basis in 2014 and until fourth quarter of 2015 with market share gains and additional product content; however, our margins declined significantly due to the mix of product sales and inefficiencies that resulted from the shift in activity levels. The current lower oil prices have continued to place further pressure on the top-line and predictability of customer order patterns. Given these factors, we have been restructuring the business and its fixed cost structure to better align with the current business environment. We closed as well as consolidated certain facilities during 2014 and 2015, and opened a new lower-cost facility in Mexico, which began production in the fourth quarter of 2015. We have begun, and expect to continue, to realize the cost savings and operational efficiencies associated with leveraging the new lower fixed cost structure and other initiatives.

In addition to the impact of lower oil prices, the other significant external factor impacting our recent results is supply chain disruption within our Aerospace reportable segment. Beginning in the second quarter of 2015, our two largest Aerospace distribution customers began reducing their investment in on-hand inventory levels of fastener products, which we believe was partially in response to the decision of airframe original equipment ("OE") customers to source more product directly from the manufacturer. This trend has continued through the third quarter of 2016. While this has impacted our net sales, it has also had a significant impact on margin levels, as certain of these products historically command higher profit margins. In addition to the reduction in distribution customer sales, we also have experienced production and scheduling challenges in one of our Aerospace fastener facilities that has contributed to significantly lower margins in the first nine months of 2016 versus prior quarters and years. We established plans to address these matters and have been executing against those plans, as evidenced by our improved margins on a sequential quarterly basis during the second and third quarters of 2016. We will continue to monitor our operating results related to these matters and to determine if a trend develops that is other than temporary, in which case we may need to assess the potential for impairment of this reporting unit's long-lived assets, including goodwill and indefinite-lived intangible assets.
During the third quarter of 2015, given the uncertain economic environment and the impact on net sales and profitability of lower oil prices, a stronger U.S. dollar and slowing industrial production, we announced a Financial Improvement Plan ("FIP") to improve our profitability, cash flow conversion and operational efficiency. As part of the FIP, we targeted cost actions to yield $15 million of annual savings, accelerating an additional $5 million of savings initiatives in the Energy business, with the remaining $10 million of savings expected to be spread relatively evenly across the remainder of the Company. In February 2016, we added $7 million of cost savings actions, increasing the expected annual run-rate cost savings to $22 million. By implementing the FIP, we believe we have lowered the cost structure of our engine-related business, allowing it to achieve break-even operating profit despite the more than 50% decline in sales as a result of the impact of lower oil prices. The FIP consisted of headcount reductions, manufacturing and administrative cost reduction and facility closures or consolidations. We believe the FIP was necessary to help mitigate the external factors pressuring our revenue, and position the Company for improved profitability and operating leverage across a lower fixed cost structure in the future. The FIP is substantially complete, and the resulting savings is significantly helping to mitigate the impact of the reduction in year-over-year sales levels.
During the third quarter of 2016, given continued year-over-year net sales reductions, we accelerated additional facility consolidation actions in each of our reportable segments to more efficiently utilize our existing locations while better serving our customers. While each of the consolidation actions is not individually significant to the results of operations, they were enacted as part of our continuous improvement initiatives to optimize our manufacturing footprint and adapt to changing markets while remaining responsive to our customers. We continue to evaluate further actions as merited based on business performance, considering additional cost reductions or facility closures should sales and profitability levels continue below historical levels.
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

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three months ended September 30,
	2016	As a Percentage of Net Sales	2015	As a Percentage of Net Sales
Net Sales
Packaging	$90,330	44.7%	$87,930	39.6%
Aerospace	47,430	23.4%	45,380	20.4%
Energy	38,230	18.9%	51,600	23.2%
Engineered Components	26,300	13.0%	37,280	16.8%
Total	$202,290	100.0%	$222,190	100.0%
Gross Profit
Packaging	$32,180	35.6%	$31,980	36.4%
Aerospace	13,080	27.6%	15,220	33.5%
Energy	7,670	20.1%	7,990	15.5%
Engineered Components	5,120	19.5%	7,280	19.5%
Total	$58,050	28.7%	$62,470	28.1%
Selling, General and Administrative Expenses
Packaging	$12,090	13.4%	$10,110	11.5%
Aerospace	6,420	13.5%	8,110	17.9%
Energy	9,540	25.0%	11,550	22.4%
Engineered Components	1,940	7.4%	2,900	7.8%
Corporate expenses	10,270	N/A	8,240	N/A
Total	$40,260	19.9%	$40,910	18.4%
Operating Profit (Loss)
Packaging	$20,090	22.2%	$21,870	24.9%
Aerospace	6,660	14.0%	7,110	15.7%
Energy	(1,870)	(4.9)%	(3,560)	(6.9)%
Engineered Components	3,180	12.1%	4,380	11.7%
Corporate expenses	(10,270)	N/A	(8,240)	N/A
Total	$17,790	8.8%	$21,560	9.7%
Depreciation and Amortization
Packaging	$5,240	5.8%	$5,200	5.9%
Aerospace	3,560	7.5%	3,300	7.3%
Energy	1,000	2.6%	1,240	2.4%
Engineered Components	1,020	3.9%	980	2.6%
Corporate expenses	50	N/A	90	N/A
Total	$10,870	5.4%	$10,810	4.9%

The following table summarizes financial information for our reportable segments for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine months ended September 30,
	2016	As a Percentage of Net Sales	2015	As a Percentage of Net Sales
Net Sales
Packaging	$258,550	42.5%	$256,470	38.2%
Aerospace	132,020	21.7%	134,340	20.0%
Energy	122,930	20.2%	152,910	22.8%
Engineered Components	94,990	15.6%	127,500	19.0%
Total	$608,490	100.0%	$671,220	100.0%
Gross Profit
Packaging	$92,300	35.7%	$91,640	35.7%
Aerospace	32,730	24.8%	46,070	34.3%
Energy	26,470	21.5%	23,510	15.4%
Engineered Components	19,550	20.6%	25,890	20.3%
Total	$171,050	28.1%	$187,110	27.9%
Selling, General and Administrative Expenses
Packaging	$32,960	12.7%	$31,550	12.3%
Aerospace	19,060	14.4%	23,660	17.6%
Energy	35,040	28.5%	33,900	22.2%
Engineered Components	6,930	7.3%	9,320	7.3%
Corporate expenses	24,160	N/A	24,890	N/A
Total	$118,150	19.4%	$123,320	18.4%
Operating Profit (Loss)
Packaging	$59,340	23.0%	$60,090	23.4%
Aerospace	13,670	10.4%	22,410	16.7%
Energy	(8,570)	(7.0)%	(10,390)	(6.8)%
Engineered Components	12,620	13.3%	16,570	13.0%
Corporate expenses	(24,160)	N/A	(24,890)	N/A
Total	$52,900	8.7%	$63,790	9.5%
Depreciation and Amortization
Packaging	$15,850	6.1%	$15,590	6.1%
Aerospace	10,520	8.0%	9,820	7.3%
Energy	3,350	2.7%	3,380	2.2%
Engineered Components	3,100	3.3%	3,170	2.5%
Corporate expenses	220	N/A	260	N/A
Total	$33,040	5.4%	$32,220	4.8%

Results of Operations
The principal factors impacting us during the three months ended September 30, 2016, compared with the three months ended September 30, 2015, were:

•	the impact of lower oil prices, primarily impacting sales and profit levels in our Engineered Components and Energy reportable segments;

•	costs incurred and savings achieved from our FIP and other cost savings actions, spread across all of our reportable segments, with the largest amounts within our Energy reportable segment;

•	the impact of production and scheduling costs and inefficiencies, as well as the impact of lower distribution customer sales, all within our Aerospace reportable segment;

•	the impact of our November 2015 acquisition of the Tolleson, Arizona machined components facility from Parker-Hannifin within our Aerospace reportable segment; and

•	the impact of a stronger U.S. dollar, primarily in our Packaging and Energy reportable segments.

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015
Overall, net sales decreased approximately $19.9 million, or 9.0%, to $202.3 million for the three months ended September 30, 2016, as compared with $222.2 million in the three months ended September 30, 2015. This year-over-year decrease was primarily driven by our Energy and Engineered Components reportable segments, for which combined sales decreased by approximately $24.2 million (excluding the effects of foreign currency exchange), primarily as a result of lower oil prices and weakness in the energy-facing and industrial end markets. Our sales also decreased by approximately $2.5 million due to net unfavorable currency exchange, primarily in our Packaging reportable segment, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Excluding the effects of foreign currency exchange, sales within our Packaging reportable segment increased by approximately $4.7 million. Sales within our Aerospace reportable segment increased approximately $2.0 million, as the approximate $3.1 million increase resulting from the machined components facility acquisition in November 2015 was partially offset by lower sales to our distribution customers.
Gross profit margin (gross profit as a percentage of sales) approximated 28.7% and 28.1% for the three months ended September 30, 2016 and 2015, respectively. Gross profit margin increased primarily due to lower restructuring-related costs as compared to the prior year, primarily within our Energy reportable segment, and overall costs savings as a result of execution of our FIP and other cost savings actions. The impact of these savings more than offset the margin impact of lower net sales levels and related lower fixed cost absorption. In addition, gross profit decreased approximately $1.2 million as a result of the year-over-year impact of our reduction of an estimated acquisition liability in our Packaging segment in the third quarter of 2015, which did not recur in the current year. Gross profit also decreased over the prior year by approximately $1.0 million as a result of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Operating profit margin (operating profit as a percentage of sales) approximated 8.8% and 9.7% for the three months ended September 30, 2016 and 2015, respectively. Operating profit decreased approximately $3.8 million, or 17.5%, to $17.8 million for the three months ended September 30, 2016, from $21.6 million for the three months ended September 30, 2015. Operating profit decreased primarily due to lower sales levels in our Energy and Engineered Components reportable segments and costs related to the change in our President and Chief Executive Officer. These declines were mostly offset by savings as a result of our FIP, other cost savings initiatives and continued productivity initiatives.
Interest expense increased approximately $0.1 million, to $3.5 million for the three months ended September 30, 2016, as compared to $3.4 million for the three months ended September 30, 2015. Our weighted-average variable rate borrowings decreased to approximately $446.3 million in the three months ended September 30, 2016, from approximately $519.5 million in the three months ended September 30, 2015. The effective weighted-average interest rate on our outstanding variable rate borrowings, including our credit agreement ("Credit Agreement") and accounts receivable facilities, increased to approximately 2.1% for three months ended September 30, 2016, from approximately 1.8% for the three months ended September 30, 2015.
Other expense, net decreased approximately $0.5 million, to $0.2 million for the three months ended September 30, 2016, from $0.7 million for the three months ended September 30, 2015, primarily due to reductions of certain indemnification assets related to uncertain tax liabilities in 2015 that did not recur in 2016, partially offset by a decrease in gains on transactions denominated in foreign currencies.

The effective income tax rates for the three months ended September 30, 2016 and 2015 were 37.8% and 32.7%, respectively. The increase in the rate was primarily a result of losses at certain foreign subsidiaries where no tax benefit could be recorded in the third quarter of 2016, and the year-over-year impact of recognizing certain tax benefits resulting from the reduction of certain tax positions due to a lapse of statutory limitations in the third quarter of 2015, partially offset by earnings in foreign jurisdictions where the effective tax rate was less than 35%.
Net income from continuing operations decreased by approximately $2.9 million, to $8.8 million for the three months ended September 30, 2016, compared to $11.7 million for the three months ended September 30, 2015. The decrease was primarily the result of a $3.8 million decrease in operating profit, partially offset by a $0.5 million decrease in other expense, net and a $0.4 million decrease in income tax expense.
See below for a discussion of operating results by segment.
Packaging. Net sales increased approximately $2.4 million, or 2.7%, to $90.3 million in the three months ended September 30, 2016, as compared to $87.9 million in the three months ended September 30, 2015. Sales increased in our health, beauty and home care end markets by approximately $3.9 million, primarily due to growth in all regions. Sales of our industrial closures increased by approximately $0.7 million due to higher demand in North America. These increases were partially offset by approximately $2.3 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $0.2 million to $32.2 million, or 35.6% of sales, in the three months ended September 30, 2016, as compared to $32.0 million, or 36.4% of sales, in the three months ended September 30, 2015. Gross profit increased approximately $1.7 million due to higher sales levels, excluding the impact of unfavorable foreign exchange, and by approximately $0.7 million due to a combination of improved overhead cost absorption and a more favorable product sales mix. These increases were partially offset by the year-over-year impact of our reduction of an estimated acquisition liability in the third quarter of 2015 by approximately $1.2 million, which did not recur in 2016, and approximately $1.0 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's selling, general and administrative expenses increased approximately $2.0 million to $12.1 million, or 13.4% of sales, in the three months ended September 30, 2016, as compared to $10.1 million, or 11.5% of sales, in the three months ended September 30, 2015. The increase was primarily due to approximately $1.1 million of severance and other costs related to the closure of our existing Mexico manufacturing facility and establishment and move to the new manufacturing facility in Mexico, which is planned to begin production during the fourth quarter of 2016. In addition, there was an approximate $1.1 million reduction in the Arminak & Associates (“Arminak”) contingent liability in the three months ended September 30, 2015. These increases, along with approximately $0.6 million higher professional fee expenses year-over-year, were partially offset by a decrease in selling, general and administrative expenses of approximately $0.6 million due to the impact of foreign currency, and lower employee related costs as a result of execution of the FIP.
Packaging's operating profit decreased approximately $1.8 million to $20.1 million, or 22.2% of sales, in the three months ended September 30, 2016, as compared to $21.9 million, or 24.9% of sales, in the three months ended September 30, 2015. Although sales levels increased, operating profit and related margin declined as a result of the reduction in previously estimated acquisition-related liabilities, which did not recur in the current year, costs related to the closure of our current facility in Mexico and move to a new facility and an increase in professional fees. In addition, operating profit decreased approximately $0.4 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Aerospace.    Net sales for the three months ended September 30, 2016 increased approximately $2.0 million, or 4.5%, to $47.4 million, as compared to $45.4 million in the three months ended September 30, 2015. Sales increased approximately $3.1 million as a result of the machined components facility acquisition from Parker Hannifin in November 2015. Sales to OE customers increased approximately $0.7 million, while sales to distribution customers declined by approximately $1.8 million, primarily as a result of large customers continuing planned reductions of their investment in on-hand inventory levels of certain fastener products. Although Aerospace continued to improve its scheduling and throughput levels during the third quarter of 2016 on a sequential basis as compared with the first and second quarters of 2016, order demand from OE customers would have supported higher sales levels in the third quarter of 2016.
Gross profit within Aerospace decreased approximately $2.1 million to $13.1 million, or 27.6% of sales, in the three months ended September 30, 2016, from $15.2 million, or 33.5% of sales, in the three months ended September 30, 2015. Gross profit decreased by approximately $0.9 million due to manufacturing inefficiencies and related lower fixed cost absorption, approximately $0.8 million as a result of a less favorable product sales mix and approximately $0.4 million due to lower organic sales levels.

Selling, general and administrative expenses decreased approximately $1.7 million to $6.4 million, or 13.5% of sales, in the three months ended September 30, 2016, as compared to $8.1 million, or 17.9% of sales, in the three months ended September 30, 2015, primarily due to charges related to operational and leadership changes incurred in the three months ended September 30, 2015 that did not repeat in 2016 as well as cost savings associated with the FIP.
Operating profit within Aerospace decreased approximately $0.4 million to $6.7 million, or 14.0% of sales, in the three months ended September 30, 2016, as compared to $7.1 million, or 15.7% of sales, in the three months ended September 30, 2015. The decline in operating profit and operating profit margin was attributable to manufacturing inefficiencies, lower fixed cost absorption, lower organic sales levels and less favorable product sales mix, which were partially offset by cost savings achieved as part of the FIP and lower selling, general and administrative expenses.
Energy.    Net sales for the three months ended September 30, 2016 decreased approximately $13.4 million, or 25.9%, to $38.2 million, as compared to $51.6 million in the three months ended September 30, 2015. Sales decreased by approximately $11.8 million in the United States, primarily due to lower downstream demand from petrochemical refinery and distribution customers, as well as lower E&C activity. Net sales also declined by approximately $1.4 million in our international branches, due both to weaker upstream and downstream demand. Additionally, sales decreased by approximately $0.2 million due to net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Energy decreased approximately $0.3 million to $7.7 million, or 20.1% of sales, in the three months ended September 30, 2016, as compared to $8.0 million, or 15.5% of sales, in the three months ended September 30, 2015. Gross profit decreased by approximately $2.1 million as a result of lower sales levels. The decrease in gross profit related to sales levels was partially offset by approximately $1.5 million lower restructuring-related costs as compared to the prior year, and lower labor and fixed costs as a result of the cost savings actions as part of the FIP.
Selling, general and administrative expenses within Energy decreased approximately $2.0 million to $9.5 million, or 25.0% of sales, in the three months ended September 30, 2016, as compared to $11.6 million, or 22.4% of sales, in the three months ended September 30, 2015, primarily as a result of cost savings as a result of the FIP. In addition, Energy incurred approximately $0.7 million lower restructuring-related costs in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.
Overall, operating loss within Energy decreased approximately $1.7 million to an approximate $1.9 million loss, or 4.9% of sales, in the three months ended September 30, 2016, as compared to a loss of $3.6 million, or 6.9% of sales, in the three months ended September 30, 2015. The operating loss decreased as a result of lower costs in connection with the execution of the restructuring and related FIP and lower restructuring-related costs during the third quarter of 2016.
Engineered Components.    Net sales for the three months ended September 30, 2016 decreased approximately $11.0 million, or 29.5%, to $26.3 million, as compared to $37.3 million in the three months ended September 30, 2015. Sales of our industrial cylinders decreased by approximately $6.1 million, primarily due to lower demand for large high pressure gas cylinders in industrial applications. Sales of our engines and compression-related products declined approximately $4.9 million as a result of reduced levels of oil and gas drilling and well completions in the U.S. and Canada in response to lower oil prices.
Gross profit within Engineered Components decreased approximately $2.2 million to $5.1 million, or 19.5% of sales, in the three months ended September 30, 2016, from $7.3 million, or 19.5% of sales, in the three months ended September 30, 2015, primarily as a result of the lower sales levels. Gross profit margin remained consistent with the prior year level, as savings resulting from the FIP and additional cost reductions during third quarter 2016 to align our cost structure with current end market demand business, lower input costs and additional productivity initiatives offset the impact of lower absorption of fixed costs.
Selling, general and administrative expenses decreased approximately $1.0 million to $1.9 million, or 7.4% of sales, in the three months ended September 30, 2016, as compared to $2.9 million, or 7.8% of sales, in the three months ended September 30, 2015. The decrease in selling, general and administrative expenses was largely the result of cost savings initiatives to better align our cost structure with current demand levels.
Operating profit within Engineered Components decreased approximately $1.2 million to $3.2 million, or 12.1% of sales, in the three months ended September 30, 2016, as compared to $4.4 million, or 11.7% of sales, in the three months ended September 30, 2015. Operating profit declined primarily due to lower sales levels; however, operating profit margin increased due to execution of our FIP and other cost savings actions, which allowed the engine business to remain near break-even levels despite the reduction in net sales.

Corporate Expenses.    Corporate expenses consist of the following (dollars in millions):

	Three months ended September 30,
	2016	2015
Corporate operating expenses	$6.0	$3.1
Employee costs and related benefits	4.3	5.1
Corporate expenses	$10.3	$8.2
Corporate expenses increased approximately $2.1 million to $10.3 million for the three months ended September 30, 2016, from $8.2 million for the three months ended September 30, 2015. Corporate operating expenses increased approximately $2.9 million, primarily due to approximately $3.5 million of costs related to the July 2016 change in our President and Chief Executive Officer. These costs were partially offset by approximately $0.3 million of FIP related costs that were incurred in 2015 that did not repeat in 2016, and a decrease in third party professional fees of approximately $0.2 million. Employee costs and related benefits decreased approximately $0.8 million, primarily due to a decrease in expenses related to the timing and estimated attainment of our long-term incentive compensation, as well as lower employee levels following the FIP.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
Overall, net sales decreased approximately $62.7 million, or approximately 9.3%, to $608.5 million for the nine months ended September 30, 2016, as compared with $671.2 million in the nine months ended September 30, 2015. This year-over-year decrease was primarily driven by our Energy and Engineered Components reportable segments, for which combined sales decreased by approximately $61.6 million (excluding the effects of foreign currency exchange), primarily as a result of lower oil prices and weakness in the energy-facing end markets. In addition, sales within our Aerospace reportable segment declined approximately $2.3 million, as a decline in OE and distribution customer sales more than offset increased sales of approximately $9.2 million related to the November 2015 machined components facility acquisition. Foreign currency exchange resulted in an approximate $5.7 million reduction in sales due to net unfavorable currency exchange, primarily in our Packaging reportable segment, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. These declines were partially offset by approximately $6.9 million in increased sales within our Packaging reportable segment, excluding the impact of currency exchange, primarily due to sales growth in our European and Asian markets of our health, beauty and home care end markets products and strength of the North American market in sales of our industrial end market products.
Gross profit margin (gross profit as a percentage of sales) approximated 28.1% and 27.9% for the nine months ended September 30, 2016 and 2015, respectively. Gross profit margin improved primarily due to lower restructuring-related costs as compared to the prior year, primarily within our Energy reportable segment, and overall cost savings as a result of execution of our FIP and other cost savings actions. We incurred approximately $4.0 million lower material costs and direct labor in the nine months ended September 30, 2016 compared to the prior year as a result of the year-over-year impact of the 2015 U.S. West Coast port delays, which caused us to temporarily produce certain products in higher cost facilities to meet demand levels. The impact of these savings more than offset the margin impact of lower net sales levels and related lower fixed cost absorption, as well as the impact of manufacturing inefficiencies incurred in our Aerospace segment. In addition, gross profit decreased approximately $1.2 million as a result of the year-over-year impact of our reduction of an estimated acquisition liability in our Packaging segment in the third quarter of 2015, which did not recur in the current year. Gross profit also decreased over the prior year by approximately $2.0 million as a result of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Operating profit margin (operating profit as a percentage of sales) approximated 8.7% and 9.5% for the nine months ended September 30, 2016 and 2015, respectively. Operating profit decreased approximately $10.9 million, or 17.1%, to $52.9 million for the nine months ended September 30, 2016, compared to $63.8 million for the nine months ended September 30, 2015. Operating profit decreased primarily due to lower sales year-over-year and due to manufacturing inefficiencies, lower fixed cost absorption and costs incurred to improve throughput and better support customer demand levels in our Aerospace segment, and the impact of lower sales and related fixed cost absorption in our Engineered Components segment. These impacts were partially offset by cost savings associated with the execution of our FIP and other cost savings actions and lower material and labor spending in our Energy reportable segment.

Interest expense decreased approximately $0.4 million, to $10.2 million, for the nine months ended September 30, 2016, as compared to $10.6 million for the nine months ended September 30, 2015. The decrease in interest expense was primarily due to a decrease in our weighted-average variable rate borrowings to approximately $461.6 million in the nine months ended September 30, 2016, from approximately $676.8 million in the nine months ended September 30, 2015, primarily due to the distribution from Horizon to the Company in connection with the Cequent spin-off in June 2015, which the Company used to reduce outstanding borrowings. The effective weighted average interest rate on our outstanding variable rate borrowings, including our Credit Agreement and accounts receivable facilities, increased to approximately 2.1% for the nine months ended September 30, 2016, from approximately 1.8% for the nine months ended September 30, 2015. In addition, a portion of our 2015 interest expense was allocated to the Cequent businesses as part of the spin-off and was reclassified as discontinued operations.
We incurred debt financing and extinguishment costs of approximately $2.0 million during the nine months ended September 30, 2015 related to the amendment of our Credit Agreement in conjunction with the spin-off of the Cequent businesses. For more information on the amendment of our Credit Agreement, see Note 7, "Long-term Debt," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
Other expense, net decreased approximately $2.2 million, to $0.1 million for the nine months ended September 30, 2016, from $2.3 million for the nine months ended September 30, 2015, primarily due to the year-over-year impact of realized foreign currency gains and losses and reductions of certain indemnification assets related to uncertain tax liabilities in 2015 that did not recur in 2016.
The effective income tax rates for the nine months ended September 30, 2016 and 2015 were 35.2% and 34.2%, respectively. The increase in the rate was primarily a result of losses at certain foreign subsidiaries where no tax benefit could be recorded, and the year-over-year impact of recognizing certain tax benefits resulting from the reduction of certain tax positions due to a lapse of statutory limitations in the nine months ended September 30, 2015, partially offset by earnings in foreign jurisdictions where the effective tax rate was less than 35%.
Net income from continuing operations decreased by approximately $4.5 million, to $27.6 million for the nine months ended September 30, 2016, compared to $32.1 million for the nine months ended September 30, 2015. The decrease was primarily the result of a $10.9 million decrease in operating profit, partially offset by a $2.2 million decrease in other expense, net, a $2.0 million decrease in debt extinguishment costs, a $1.8 million decrease in income tax expense and a $0.4 million decrease in interest expense.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $2.1 million, or 0.8%, to $258.6 million in the nine months ended September 30, 2016, as compared to $256.5 million in the nine months ended September 30, 2015. Sales of our health, beauty and home care products increased approximately $4.3 million due to growth in our European and Asian markets, and sales of our industrial products increased approximately $2.4 million primarily due to increased demand in the North American market. Food and beverage products also increased approximately $0.2 million due to increased demand in the United States. These increases were partially offset by approximately $4.8 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $0.7 million to $92.3 million, or 35.7% of sales, in the nine months ended September 30, 2016, as compared to $91.6 million, or 35.7% of sales, in the nine months ended September 30, 2015. Gross profit increased approximately $2.5 million due to higher sales levels, excluding the impact of unfavorable foreign exchange, as well as an increase of approximately $1.5 million due to a combination of improved overhead cost absorption and a more favorable product sales mix. These increases were partially offset by the year-over-year impact of the reduction of an estimated acquisition liability in the third quarter of 2015 by approximately $1.2 million, which did not recur in the current year, and approximately $2.1 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's selling, general and administrative expenses increased approximately $1.4 million to $33.0 million, or 12.7% of sales, in the nine months ended September 30, 2016, as compared to $31.6 million, or 12.3% of sales, in the nine months ended September 30, 2015. The increase was primarily due to approximately $1.1 million of severance and other costs related to the closure of our existing Mexico manufacturing facility and establishment and move to the new manufacturing facility in Mexico, which is planned to begin production during the fourth quarter of 2016, and an approximate $1.1 million reduction in the Arminak contingent liability in the nine months ended September 30, 2015. In addition, professional fees increased approximately $1.2 million as a result of our front end reorganization to operate on a global versus regional basis, combined with other growth and product initiatives. These increases were partially offset by a decrease in selling, general and administrative expenses of approximately $1.1 million due the impact of foreign currency, with the remaining decrease primarily related to lower employee related costs as a result of execution of the FIP.

Packaging's operating profit decreased approximately $0.8 million to $59.3 million, or 23.0% of sales, in the nine months ended September 30, 2016, as compared to $60.1 million, or 23.4% of sales, in the nine months ended September 30, 2015. Although sales levels increased, operating profit and related margin declined primarily due to the reduction in the Arminak contingent liability in 2015, which did not reoccur in the current year, costs related to the closure and move from our existing facility in Mexico to a new facility and higher professional fees. In addition, operating profit decreased approximately $0.9 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Aerospace.    Net sales for the nine months ended September 30, 2016 decreased approximately $2.3 million, or 1.7%, to $132.0 million, as compared to $134.3 million in the nine months ended September 30, 2015. Sales to distribution customers declined by approximately $9.0 million, primarily as a result of certain large customers continuing planned reductions of their investment in on-hand inventory levels of certain fastener products. Sales to OE customers decreased approximately $2.5 million, and while demand continued at expected levels, we experienced scheduling and production constraints which impacted our ability to meet current demand. These decreases were partially offset by approximately $9.2 million of sales related to the November 2015 machined components facility acquisition.
Gross profit within Aerospace decreased approximately $13.4 million to $32.7 million, or 24.8% of sales, in the nine months ended September 30, 2016, from $46.1 million, or 34.3% of sales, in the nine months ended September 30, 2015. Of this decrease in gross profit, approximately $5.5 million is a result of manufacturing inefficiencies and lower fixed cost absorption, primarily due to additional costs incurred to improve manufacturing throughput and better support customer demand levels. Gross profit also decreased by approximately $4.1 million due to the lower organic sales levels, by approximately $2.3 million due to a less favorable product sales mix and approximately $1.4 million related to integration and new product qualification costs for the acquired machined components facility.
Selling, general and administrative expenses decreased approximately $4.6 million to $19.1 million, or 14.4% of sales, in the nine months ended September 30, 2016, as compared to $23.7 million, or 17.6% of sales, in the nine months ended September 30, 2015, primarily due to cost savings associated with the FIP, as well as charges related to operational and leadership changes incurred in the nine months ended September 30, 2015 that did not repeat in 2016.
Operating profit within Aerospace decreased approximately $8.7 million to $13.7 million, or 10.4% of sales, in the nine months ended September 30, 2016, as compared to $22.4 million, or 16.7% of sales, in the nine months ended September 30, 2015. The decline in operating profit and operating profit margin is primarily attributable to manufacturing inefficiencies and lower fixed cost absorption, a less favorable product sales mix and integration and new product qualification costs, which were partially offset by cost savings associated with the FIP and lower selling, general and administrative expenses as a result of charges in 2015 related to operational and leadership changes.
Energy.    Net sales for the nine months ended September 30, 2016 decreased approximately $30.0 million, or 19.6%, to $122.9 million, as compared to $152.9 million in the nine months ended September 30, 2015. Sales decreased by approximately $22.5 million in the United States and by approximately $5.1 million in our international branches, due to weaker upstream and downstream demand, primarily from the major oil and petrochemical refinery customers. Sales further declined by approximately $1.4 million due to lower sales resulting from branch closures in Brazil, China and the Netherlands, and approximately $0.9 million of net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Energy increased approximately $3.0 million to $26.5 million, or 21.5% of sales, in the nine months ended September 30, 2016, as compared to $23.5 million, or 15.4% of sales, in the nine months ended September 30, 2015. While sales declined year-over-year, resulting in approximately $4.8 million lower gross profit, gross profit increased in total primarily due to approximately $4.0 million lower material costs as a result of costs incurred in 2015 as part of the U.S. West Coast port delays, which caused us to temporarily produce certain products in higher cost facilities to meet demand levels. Additionally, gross profit increased by approximately $2.1 million as a result of lower restructuring-related costs as compared to the prior year. The remainder of the increase in gross profit is primarily due to lower labor and fixed costs as a result of the cost savings actions as part of the FIP.
Selling, general and administrative expenses within Energy increased approximately $1.1 million to $35.0 million, or 28.5% of sales, in the nine months ended September 30, 2016, as compared to $33.9 million, or 22.2% of sales, in the nine months ended September 30, 2015, primarily due to approximately $5.5 million of higher professional fees and other costs associated with our restructuring efforts. In addition, we incurred approximately $1.0 million related to potentially uncollectable accounts receivable. These increases were partially offset by approximately $2.8 million of expenses incurred during the second quarter of 2015 to resolve a previous legal claim, which did not repeat in 2016, as well as lower ongoing costs as a result of the FIP and other cost cutting measures.

Overall, operating loss within Energy decreased approximately $1.8 million to a $8.6 million loss, or 7.0% of sales, in the nine months ended September 30, 2016, as compared to a $10.4 million loss, or 6.8% of sales, in the nine months ended September 30, 2015, as the improvements in year-over-year operating performance as a result of the restructuring and FIP savings, as well as the impact of the 2015 legal claim and 2015 U.S. West Coast port delays, were mostly offset by the impact of the decrease in net sales.
Engineered Components.    Net sales for the nine months ended September 30, 2016 decreased approximately $32.5 million, or 25.5%, to $95.0 million, as compared to $127.5 million in the nine months ended September 30, 2015. Sales of our engines and compression-related products declined approximately $18.2 million as a result of reduced levels of oil and gas drilling and well completions in the U.S. and Canada in response to lower oil prices. Sales of our industrial cylinders decreased by approximately $14.3 million, primarily due to lower demand for large high pressure gas cylinders in industrial applications.
Gross profit within Engineered Components decreased approximately $6.3 million to $19.6 million, or 20.6% of sales, in the nine months ended September 30, 2016, from $25.9 million, or 20.3% of sales, in the nine months ended September 30, 2015, primarily as a result of the decreased sales levels. Gross profit margin from sales of our industrial cylinders increased as a result of lower input costs and ongoing productivity initiatives, which more than offset the impact of lower sales levels and lower fixed cost absorption. This was partially offset by decreased gross profit margin from sales of our engine and compression-related products as a result of lower fixed cost absorption despite cost reductions to better align our cost structure with current demand levels.
Selling, general and administrative expenses decreased approximately $2.4 million to $6.9 million, or 7.3% of sales, in the nine months ended September 30, 2016, as compared to $9.3 million, or 7.3% of sales, in the nine months ended September 30, 2015. The decrease in selling, general and administrative expenses was primarily a result of our FIP and other cost savings initiatives for engine and compression-related products, as we reduced costs given the low oil-related activity to better align our cost structure with current demand levels. In addition, selling, general and administrative expenses were lowered for industrial cylinder products as a result of lower demand for gas cylinders in industrial applications.
Operating profit within Engineered Components decreased approximately $4.0 million to $12.6 million, or 13.3% of sales, in the nine months ended September 30, 2016, as compared to operating profit of $16.6 million, or 13.0% of sales, in the nine months ended September 30, 2015. Operating profit declined primarily due to lower sales levels; however, operating profit margin increased due to execution of our FIP and other cost savings actions, which allowed the engine business to remain near break-even levels despite the reduction in net sales.
Corporate Expenses.    Corporate expenses consist of the following (dollars in millions):

	Nine months ended September 30,
	2016	2015
Corporate operating expenses	$10.4	$9.1
Employee costs and related benefits	13.8	15.8
Corporate expenses	$24.2	$24.9
Corporate expenses decreased approximately $0.7 million to $24.2 million for the nine months ended September 30, 2016, from $24.9 million for the nine months ended September 30, 2015. Corporate operating expenses increased approximately $1.3 million, primarily due to approximately $3.5 million of costs related to the July 2016 change in our President and Chief Executive Officer, which were partially offset by a decrease in third-party professional fees and other corporate costs of approximately $1.5 million, a favorable property tax assessment settlement in 2016 of approximately $0.4 million for a former business unit and approximately $0.3 million of FIP related costs that were incurred in 2015 that did not repeat in 2016. Employee costs and related benefits decreased approximately $2.0 million, primarily due to lower headcount following the Cequent spin-off as well as lower employee levels following the FIP, which were partially offset by an increase in expense related to the timing and estimated attainment of our long-term incentive compensation.
Discontinued Operations.    The results of discontinued operations consist of our former Cequent businesses, which were spun-off on June 30, 2015. During the nine months ended September 30, 2015, loss from discontinued operations, net of income tax expense, was approximately $4.7 million. See Note 3, "Discontinued Operations," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities of continuing operations were approximately $46.4 million for the nine months ended September 30, 2016, as compared to $28.7 million for the nine months ended September 30, 2015. Significant changes in cash flows used for and provided by operating activities of continuing operations and the reasons for such changes are as follows:

•
For the nine months ended September 30, 2016, the Company generated approximately $67.1 million of cash, based on the reported net income of approximately $27.6 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, changes in deferred income taxes, stock-based compensation and related tax effect and other, net. For the nine months ended September 30, 2015, the Company generated approximately $68.1 million in cash flows based on the reported income from continuing operations of approximately $32.1 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $9.8 million and $15.8 million for the nine months ended September 30, 2016 and 2015, respectively. The increased use of cash for each of the nine month periods is due primarily to the timing of sales and collection of cash within the periods. Days sales outstanding of receivables remained flat period-over-period.

•
Increases in inventory resulted in a use of cash of approximately $4.6 million and $7.0 million for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, the increase in our gross inventory levels is primarily as a result of lower than expected sales, as we operated at higher production levels earlier in the year in anticipation of higher customer demand. For the nine months ended September 30, 2015, the increase was primarily due to higher material sourcing costs and increased purchases related to U.S. West Coast port delays, mainly in our Energy reportable segment.

•
Decreases in prepaid expenses and other assets resulted in a cash source of approximately $10.8 million for the nine months ended September 30, 2016, primarily as a result of the timing of certain domestic tax payments. Increases in prepaid expenses and other assets resulted in a cash use of approximately $1.0 million for the nine months ended September 30, 2015, primarily as a result of the timing of payments made for certain operating prepaid expenses.

•
Decreases in accounts payable and accrued liabilities resulted in a cash use of approximately $17.2 million and $15.5 million for the nine months ended September 30, 2016 and 2015, respectively. The change in cash used for accounts payable and accrued liabilities is primarily a result of the timing of payments made to suppliers and mix of vendors and related terms. Our days accounts payable on hand remained flat period-over-period.

Net cash used for investing activities of continuing operations for the nine months ended September 30, 2016 and 2015 was approximately $22.3 million and $18.7 million, respectively. During the first nine months of 2016, we incurred approximately $22.4 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of property and equipment was approximately $0.1 million. During the first nine months of 2015, we incurred approximately $20.4 million in capital expenditures and received cash from the disposition of property and equipment of approximately $1.7 million.
Net cash used for financing activities of continuing operations for the nine months ended September 30, 2016 was approximately $21.0 million, as compared to $203.9 million for the nine months ended September 30, 2015. During the first nine months of 2016, we made net repayments of $9.9 million on our receivables and revolving credit facilities, and repaid approximately $10.4 million on our term loan. We also used a net cash amount of approximately $0.7 million related to our stock compensation arrangements. During the first nine months of 2015, in conjunction with the spin-off of our former Cequent businesses, Horizon made a cash distribution to us of $214.5 million. We used the distribution received from Horizon to amend and pay down our term loan facilities. During the first nine months of 2015, we had net additional repayments of approximately $10.9 million on our receivables and revolving credit facilities, and net additional repayments of approximately $166.4 million on our term loan facilities. We transferred cash of approximately $17.1 million during the period to Horizon, in connection with the spin-off. We also made deferred purchase price payments related to our previous acquisitions of approximately $5.8 million, we used approximately $1.9 million related to debt financing fees and used a net cash amount of approximately $1.9 million related to our stock compensation arrangements.

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
At September 30, 2016, approximately $261.2 million was outstanding on the Term Loan A Facility and approximately $97.2 million was outstanding on the revolving credit facility. The Credit Agreement allows issuance of letters of credit, not to exceed $40.0 million in aggregate, against revolving credit facility commitments, of which approximately $16.3 million was outstanding at September 30, 2016.
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
We may be required to prepay a portion of our Term Loan A Facility in an amount equal to a percentage of our excess cash flow, as defined, which such percentage will be based on our leverage ratio, as defined. As of September 30, 2016, no amounts are due under this provision.
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). Our permitted leverage ratio under the Credit Agreement is 3.50 to 1.00 as of September 30, 2016. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual leverage ratio was 2.94 to 1.00 at September 30, 2016. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of September 30, 2016. Our actual interest expense coverage ratio was 11.65 to 1.00 at September 30, 2016. At September 30, 2016, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended September 30, 2016 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2015	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Twelve Months Ended September 30, 2016
Net income (loss)	$(33,400)	$27,400	$27,560	$(33,240)
Bank stipulated adjustments:
Interest expense	14,060	10,610	10,230	13,680
Income tax expense	6,540	16,740	14,980	4,780
Depreciation and amortization	43,540	32,210	33,040	44,370
Extraordinary non-cash charges	75,680	—	—	75,680
Non-cash compensation expense(1)	6,340	4,590	5,240	6,990
Other non-cash expenses or losses	17,830	8,730	2,610	11,710
Non-recurring expenses or costs relating to cost saving projects(2)	15,000	11,540	11,400	14,860
Acquisition integration costs(3)	1,880	1,800	1,160	1,240
Debt financing and extinguishment costs(4)	1,970	1,970	—	—
Permitted dispositions(5)	4,740	4,740	—	—
Consolidated Bank EBITDA, as defined	$154,180	$120,330	$106,220	$140,070

	September 30, 2016
Total Consolidated Indebtedness, as defined(6)	$411,920
Consolidated Bank EBITDA, as defined	140,070
Actual leverage ratio	2.94	x
Covenant requirement	3.50	x

		Less:	Add:
	Year Ended December 31, 2015	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Twelve Months Ended September 30, 2016
Interest expense	$14,060	$10,610	$10,230	$13,680
Bank stipulated adjustments:
Interest income	(420)	(240)	(160)	(340)
Non-cash amounts attributable to amortization of financing costs	(1,700)	(1,360)	(990)	(1,330)
Pro forma adjustment for acquisitions and dispositions	130	120	—	10
Total Consolidated Cash Interest Expense, as defined	$12,070	$9,130	$9,080	$12,020

	September 30, 2016
Consolidated Bank EBITDA, as defined	$140,070
Total Consolidated Cash Interest Expense, as defined	12,020
Actual interest expense coverage ratio	11.65	x
Covenant requirement	3.00	x
_____________________________

(1)	Non-cash compensation expenses resulting from the grant of restricted shares and units of common stock and common stock options.

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
Another important source of liquidity is our $75.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. Our available liquidity under our accounts receivable facility has ranged from approximately $54 million to $69 million over the twelve months following the Cequent spin-off, depending on the level of our receivables outstanding at a given point in time during that period. We had approximately $48.8 million and $53.6 million outstanding under the facility as of September 30, 2016 and December 31, 2015, respectively, and approximately $8.6 million and $7.1 million available but not utilized as of September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, we had approximately $97.2 million outstanding under our revolving credit facility and had approximately $386.5 million potentially available after giving effect to approximately $16.3 million of letters of credit issued and outstanding. At December 31, 2015, we had approximately $100.3 million outstanding under our revolving credit facility and had approximately $378.1 million potentially available after giving effect to approximately $21.6 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, as of September 30, 2016 and December 31, 2015, we had approximately $78.3 million and $107.4 million, respectively, of borrowing capacity available for general corporate purposes.
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
Our combined weighted average monthly amounts outstanding on our Credit Agreement and our accounts receivable facility during the first nine months of 2016 approximated $461.6 million, compared to the weighted average monthly amounts outstanding during the first nine months of 2015 of approximately $676.8 million. The overall decrease is due primarily to the distribution received from the Cequent spin-off in June 2015.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. While the majority of our cash on hand as of September 30, 2016 is located in jurisdictions outside the U.S., given aggregate available funding under our revolving credit and accounts receivable facilities of $78.3 million at September 30, 2016, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.

Our exposure to interest rate risk results from the variable rates under our Credit Agreement. Borrowings under the Credit Agreement bear interest, at various rates, as more fully described in Note 7, "Long-term Debt," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q. We use interest rate swap agreements to fix the LIBOR-based variable portion of the interest rates on our term loan facility. As of September 30, 2016, we had interest rate swap agreements in place that hedge a declining notional value of debt ranging from approximately $248.2 million to approximately $192.7 million, with established fixed interest rates in a range of 0.74% to 2.68%, with various expiration terms extending to June 30, 2020.
We are subject to variable interest rates on our term loan and revolving credit facility. At September 30, 2016, 1-Month LIBOR approximated 0.53%. Based on our variable rate-based borrowings outstanding at September 30, 2016, and after consideration of the interest rate swap agreement associated with our term loan A, a 1% increase in the per annum interest rate would increase our interest expense by approximately $1.6 million annually.
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
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On June 9, 2016, Moody's affirmed a rating of Ba3 to our senior secured credit facilities, as presented in Note 7, "Long-term Debt" included in Item 1, "Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also affirmed a Ba3 to our Corporate Family Rating and maintained our outlook as stable. On June 1, 2015, Standard & Poor's affirmed a BB- corporate credit rating to our amended credit facilities and maintained our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
We have experienced significant year-over-year top-line pressure across all of our end markets during 2016, primarily in our energy-facing businesses. We managed to mitigate much of the impact of an approximate 9% year-over-year net sales decline with cost savings resulting from of our $22 million Financial Improvement Plan implemented during the back half of 2015 and via continued cost management and productivity initiatives. While we expect fourth quarter of 2016 to be reasonably comparable to fourth quarter 2015, we believe the current uncertain macroeconomic environment will continue to persist.
While we continue to attempt to mitigate the challenging external factors impacting our top-line, we also continue to execute on internal projects that we control, including continued execution of our Aerospace production and scheduling improvements, optimizing our footprint to move more production to our lower-cost facilities while remaining responsive to our customers, pruning our product portfolios to deemphasize or no longer sell certain lower-margin products, seeking lower-cost sources for input costs and continuously assessing our fixed cost footprints. We plan to execute on these internal initiatives which we believe will enable us to navigate through the current challenging environment until demand levels and activity increase, and position us for improved profitability and ability to leverage our lower fixed cost structure with higher sales levels.

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
During the quarter ended September 30, 2016, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2015.

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
Evaluation of disclosure controls and procedures
As of September 30, 2016, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 9, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2015 Form 10-K except for the following, which we also disclosed in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2016:
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits
Exhibits Index:

3.1(a)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Third Amended and Restated By-laws of TriMas Corporation.
10.1	Separation and Release Agreement between TriMas Corporation and David M. Wathen dated August 8, 2016.
10.2	Offer Letter between TriMas Corporation and Thomas A. Amato dated July 23, 2016.
10.3	Form of Non-Qualified Stock Option Agreement under the 2011 Omnibus Incentive Compensation Plan.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 001-10716).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on December 18, 2015 (File No. 001-10716).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ ROBERT J. ZALUPSKI

Date:	October 27, 2016	By:	Robert J. Zalupski Chief Financial Officer