Form 10-Q
period 2017-03-31
TRIMAS CORP
filed 2017-04-27
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)

		Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 20, 2017, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,713,035 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to: the Company's leverage; liabilities imposed by the Company's debt instruments; market demand; competitive factors; supply constraints; material and energy costs; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; technology factors; litigation; government and regulatory actions; the Company's accounting policies; future trends; general economic and currency conditions; the potential impact of Brexit; various conditions specific to the Company's business and industry; the Company’s ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; potential costs and savings related to facility consolidation activities; future prospects of the Company; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	March 31, 2017	December 31, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$22,640	$20,710
Receivables, net of reserves of approximately $4.0 million and $4.6 million as of March 31, 2017 and December 31, 2016, respectively	119,240	111,570
Inventories	159,010	160,460
Prepaid expenses and other current assets	7,980	16,060
Total current assets	308,870	308,800
Property and equipment, net	184,000	179,160
Goodwill	316,110	315,080
Other intangibles, net	209,100	213,920
Other assets	34,810	34,690
Total assets	$1,052,890	$1,051,650
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$13,770	$13,810
Accounts payable	76,850	72,270
Accrued liabilities	40,880	47,190
Total current liabilities	131,500	133,270
Long-term debt, net	353,110	360,840
Deferred income taxes	8,070	5,910
Other long-term liabilities	50,130	51,910
Total liabilities	542,810	551,930
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 45,711,986 shares at March 31, 2017 and 45,520,598 shares at December 31, 2016	460	460
Paid-in capital	818,600	817,580
Accumulated deficit	(286,930)	(293,920)
Accumulated other comprehensive loss	(22,050)	(24,400)
Total shareholders' equity	510,080	499,720
Total liabilities and shareholders' equity	$1,052,890	$1,051,650

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended March 31,
	2017	2016
Net sales	$199,830	$202,880
Cost of sales	(148,070)	(146,960)
Gross profit	51,760	55,920
Selling, general and administrative expenses	(36,020)	(39,470)
Operating profit	15,740	16,450
Other expense, net:
Interest expense	(3,550)	(3,440)
Other expense, net	(610)	(60)
Other expense, net	(4,160)	(3,500)
Income before income tax expense	11,580	12,950
Income tax expense	(4,590)	(4,650)
Net income	$6,990	$8,300
Basic earnings per share:
Net income per share	$0.15	$0.18
Weighted average common shares—basic	45,570,495	45,278,990
Diluted earnings per share:
Net income per share	$0.15	$0.18
Weighted average common shares—diluted	45,908,958	45,654,816

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2017	2016
Net income	$6,990	$8,300
Other comprehensive income (loss):
Defined benefit pension and postretirement plans (Note 13)	170	150
Foreign currency translation	1,800	(2,660)
Derivative instruments (Note 8)	380	(2,960)
Total other comprehensive income (loss)	2,350	(5,470)
Total comprehensive income	$9,340	$2,830

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$6,990	$8,300
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Loss on dispositions of assets	4,170	590
Depreciation	5,800	5,940
Amortization of intangible assets	4,990	5,100
Amortization of debt issue costs	350	340
Deferred income taxes	1,870	(20)
Non-cash compensation expense	1,470	1,970
Tax effect from stock based compensation	—	620
Increase in receivables	(7,590)	(11,210)
(Increase) decrease in inventories	(420)	330
Decrease in prepaid expenses and other assets	8,070	7,700
Decrease in accounts payable and accrued liabilities	(3,160)	(23,660)
Other operating activities	(570)	660
Net cash provided by (used for) operating activities	21,970	(3,340)
Cash Flows from Investing Activities:
Capital expenditures	(10,740)	(5,980)
Net proceeds from disposition of property and equipment	30	120
Net cash used for investing activities	(10,710)	(5,860)
Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	(3,470)	(3,470)
Proceeds from borrowings on revolving credit and accounts receivable facilities	186,640	117,130
Repayments of borrowings on revolving credit and accounts receivable facilities	(191,760)	(97,220)
Shares surrendered upon options and restricted stock vesting to cover taxes	(450)	(650)
Other financing activities	(290)	(620)
Net cash provided by (used for) financing activities	(9,330)	15,170
Cash and Cash Equivalents:
Net increase for the period	1,930	5,970
At beginning of period	20,710	19,450
At end of period	$22,640	$25,420
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,050	$2,980
Cash paid for taxes	$1,230	$1,780

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Three Months Ended March 31, 2017
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2016	$460	$817,580	$(293,920)	$(24,400)	$499,720
Net income	—	—	6,990	—	6,990
Other comprehensive income	—	—	—	2,350	2,350
Shares surrendered upon options and restricted stock vesting to cover taxes	—	(450)	—	—	(450)
Non-cash compensation expense	—	1,470	—	—	1,470
Balances, March 31, 2017	$460	$818,600	$(286,930)	$(22,050)	$510,080

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
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2016 Annual Report on Form 10-K.
2. New Accounting Pronouncements
Recently Issued Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"). ASU 2017-07 requires that the service cost component of net period pension and postretirement benefit cost be presented in the same line item as other employee compensation costs, while the other components be presented separately as non-operating income (expense). ASU 2017-07 also allows only the service cost component to be eligible for capitalization when applicable. ASU 2017-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"), which simplifies the test for goodwill impairment by eliminating the requirement to perform a hypothetical purchase price allocation to measure the amount of goodwill impairment. ASU 2017-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"). ASU 2017-01 provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted under certain circumstances. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"), which requires that income tax consequences of an intra-entity transfer of an asset other than inventory are recognized when the transfer occurs. ASU 2016-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied using a modified retrospective approach with early adoption permitted. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied using a retrospective approach with early adoption permitted. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which requires that lessees, at the lease commencement date, recognize a lease liability representing the lessee's obligation to make lease payments arising from a lease as well as a right-of-use asset, which represents the lessee's right to use, or control the use of a specified asset, for the lease term. The new guidance also aligns lessor accounting to the lessee accounting model and to Topic 606, "Revenue from Contracts with Customers." ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and is to be applied using a modified retrospective approach with early adoption permitted. The Company is in the process of assessing the impact of the adoption on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Since the issuance of the original standard, the FASB has issued several subsequent updates as disclosed within the Company's 2016 Annual Report on Form 10-K. Although the Company is still in the process of evaluating its contracts, the Company does not believe the adoption of this standard will have a material impact on the amount or timing of its revenues. The Company expects to adopt this standard on January 1, 2018 utilizing the modified retrospective approach. The Company continues to evaluate the impact of the adoption on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)" ("ASU 2016-09"), which simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Certain of these changes are required to be applied retrospectively, while other changes are required to be applied prospectively. The Company adopted this standard on January 1, 2017. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement, which resulted in the recognition of a discrete tax benefit of $0.3 million for the three months ended March 31, 2017. The Company elected to apply the cash flow classification guidance of ASU 2016-09 prospectively, with excess income tax benefits classified as an operating activity on the consolidated statement of cash flows. Finally, as excess tax benefits are no longer recognized in additional paid-in capital, the Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earning per share for the three months ended March 31, 2017.
3. Facility Closures
Reynosa, Mexico facility
In March 2017, the Company announced plans within the Energy reportable segment to cease production at its Reynosa, Mexico facility, and consolidate production into its Houston, Texas facility. While no significant costs were incurred as a result of the plans during the quarter ended March 31, 2017, the Company's manufacturing facility in Reynosa is subject to a lease agreement expiring in 2025, for which the Company is assessing the potential recoverability of its future lease obligations for this facility. The Company will record an estimate of future unrecoverable lease obligations, if any, upon the cease-use date of the facility, which the Company expects will be by June 30, 2017.
Wolverhampton, United Kingdom facility
In March 2017, the Company exited its Wolverhampton, United Kingdom facility within the Energy reportable segment. In connection with this action, during the first quarter of 2017 the Company recorded pre-tax charges of approximately $3.5 million within selling, general and administrative expenses, of which approximately $3.2 million were non-cash charges related to the disposal of certain assets.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2017 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Energy	Engineered Components	Total
Balance, December 31, 2016	$162,090	$146,430	$—	$6,560	$315,080
Foreign currency translation and other	1,030	—	—	—	1,030
Balance, March 31, 2017	$163,120	$146,430	$—	$6,560	$316,110
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles as of March 31, 2017 and December 31, 2016 are summarized below (dollars in thousands):

	As of March 31, 2017		As of December 31, 2016
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$73,820	$(35,200)	$73,570	$(33,200)
Customer relationships, 15 – 25 years	132,230	(46,690)	132,230	(44,970)
Total customer relationships	206,050	(81,890)	205,800	(78,170)
Technology and other, 1 – 15 years	57,490	(26,880)	57,470	(26,040)
Technology and other, 17 – 30 years	43,300	(31,900)	43,300	(31,370)
Total technology and other	100,790	(58,780)	100,770	(57,410)
Indefinite-lived intangible assets:
Trademark/Trade names	42,930	—	42,930	—
Total other intangible assets	$349,770	$(140,670)	$349,500	$(135,580)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended March 31,
	2017	2016
Technology and other, included in cost of sales	$1,350	$1,380
Customer relationships, included in selling, general and administrative expenses	3,640	3,720
Total amortization expense	$4,990	$5,100
5. Inventories
Inventories consist of the following components (dollars in thousands):

	March 31, 2017	December 31, 2016
Finished goods	$91,050	$95,290
Work in process	24,710	22,930
Raw materials	43,250	42,240
Total inventories	$159,010	$160,460

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	March 31, 2017	December 31, 2016
Land and land improvements	$15,000	$14,910
Buildings	70,880	71,100
Machinery and equipment	288,620	281,180
	374,500	367,190
Less: Accumulated depreciation	190,500	188,030
Property and equipment, net	$184,000	$179,160
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended March 31,
	2017	2016
Depreciation expense, included in cost of sales	$5,200	$5,230
Depreciation expense, included in selling, general and administrative expenses	600	710
Total depreciation expense	$5,800	$5,940
7. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	March 31, 2017	December 31, 2016
Credit Agreement	$327,740	$333,720
Receivables facility and other	43,800	45,650
Debt issuance costs	(4,660)	(4,720)
	366,880	374,650
Less: Current maturities, long-term debt	13,770	13,810
Long-term debt, net	$353,110	$360,840
Credit Agreement
The Company is party to a credit agreement (the "Credit Agreement"), consisting of a $500.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies ("Foreign Currency Loans"), subject to a $75.0 million sub limit, which matures on June 30, 2020 and is subject to interest at London Interbank Offered Rates ("LIBOR") plus 1.625%, and a $275.0 million senior secured term loan A facility ("Term Loan A Facility"), which matures on June 30, 2020 and is subject to interest at LIBOR plus 1.625%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company may be required to prepay a portion of its Term Loan A Facility in an amount equal to a percentage of the Company's excess cash flow, as defined, with such percentage based on the Company's leverage ratio, as defined. As of March 31, 2017, no amounts are due under this provision.
The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. At March 31, 2017, the Company had approximately $73.4 million outstanding under its revolving credit facility and had approximately $410.4 million potentially available after giving effect to approximately $16.2 million of letters of credit issued and outstanding. At December 31, 2016, the Company had approximately $75.9 million outstanding under its revolving credit facility and had approximately $408.2 million potentially available after giving effect to approximately $15.9 million of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had approximately $146.5 million and $126.5 million at March 31, 2017 and December 31, 2016, respectively, of borrowing capacity available for general corporate purposes.
Principal payments required under the Credit Agreement for the Term Loan A Facility are approximately $3.4 million due each fiscal quarter from December 2015 through September 2018 and approximately $5.2 million due each fiscal quarter from December 2018 through March 2020, with final payment of approximately $202.8 million due on June 30, 2020.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $75.0 million foreign currency sub limit of the $500.0 million senior secured revolving credit facility are secured by a pledge of the assets of the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including restrictions on the incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). At March 31, 2017, the Company was in compliance with its financial covenants contained in the Credit Agreement.
As of March 31, 2017 and December 31, 2016, the Company's Term Loan A Facility traded at approximately 99.6% of par value and the Company's revolving credit facility traded at approximately 99.3% of par value. The valuations of the Credit Agreement were determined based on Level 2 inputs under the fair value hierarchy, as defined.
Receivables Facility
The Company is party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to $75.0 million to a third-party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 1-month LIBOR-based rate plus a usage fee of 1.00% and a fee on the unused portion of the facility of 0.35% as of March 31, 2017 and 2016.
The Company had approximately $43.7 million and $45.5 million outstanding under the facility as of March 31, 2017 and December 31, 2016, respectively, and approximately $11.1 million and $10.1 million available but not utilized as of March 31, 2017 and December 31, 2016, respectively. Aggregate costs incurred under the facility were approximately $0.3 million for the three months ended March 31, 2017 and approximately $0.2 million for the three months ended March 31, 2016, and are included in interest expense in the accompanying consolidated statement of income. The facility expires on June 30, 2020.
The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 1-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the agreement. As of March 31, 2017, the cost of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.8 months and an average discount rate of 1.7%.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8. Derivative Instruments
The Company utilizes interest rate swap agreements to fix the LIBOR-based variable portion of the interest rate on its long-term debt. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. As of March 31, 2017, the Company had interest rate swap agreements in place that hedge a declining notional value of debt ranging from approximately $241.7 million to approximately $192.7 million, amortizing consistent with future scheduled debt principal payments. The interest rate swap agreements establish fixed interest rates in a range of 0.74% to 2.68% with various expiration terms extending to June 30, 2020. At inception, the interest rate swaps were and continue to be designated as cash flow hedges.
As of March 31, 2017 and December 31, 2016, the fair value carrying amount of the Company's derivative instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments
Interest rate swaps	Prepaid expenses and other current assets	$240	$160
Interest rate swaps	Accrued liabilities	(810)	(870)
Interest rate swaps	Other long-term liabilities	(2,880)	(3,360)
Total derivatives designated as hedging instruments		$(3,450)	$(4,070)
The following table summarizes the loss recognized in accumulated other comprehensive income or loss ("AOCI") as of March 31, 2017 and December 31, 2016, and the amounts reclassified from AOCI into earnings for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Amount of Loss Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended March 31,
	As of March 31, 2017	As of December 31, 2016	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2017	2016
Derivatives designated as hedging instruments
Interest rate swaps	$(2,140)	$(2,520)	Interest expense	$(250)	$(110)
Over the next 12 months, the Company expects to reclassify approximately $0.6 million of pre-tax deferred losses from AOCI to interest expense as the related interest payments for the designated interest rate swaps are funded.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's interest rate swaps use observable inputs such as interest rate yield curves. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are shown below (dollars in thousands):

	Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017	Interest rate swaps	Recurring	$(3,450)	$—	$(3,450)	$—
December 31, 2016	Interest rate swaps	Recurring	$(4,070)	$—	$(4,070)	$—
9. Commitments and Contingencies
Asbestos
As of March 31, 2017, the Company was a party to 629 pending cases involving an aggregate of 5,310 claims primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of its subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, excluding amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal Year Ended December 31, 2016	6,242	140	1,009	34	$15,624	$2,920,000
Three Months Ended March 31, 2017	5,339	76	96	9	$5,444	$617,600
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 5,310 claims pending at March 31, 2017, 60 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At March 31, 2017, of the 60 claims that set forth specific amounts, there were no claims seeking specific amounts for punitive damages. Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	2	20	38
In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $8.4 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely there will be a period within the next six to 18 months, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows (dollars in thousands):

	Three months ended March 31,
	2017	2016
Net Sales
Packaging	$80,960	$80,110
Aerospace	45,420	40,500
Energy	40,930	44,750
Engineered Components	32,520	37,520
Total	$199,830	$202,880
Operating Profit (Loss)
Packaging	$16,850	$17,840
Aerospace	5,000	3,460
Energy	(3,900)	(3,610)
Engineered Components	4,980	5,580
Corporate expenses	(7,190)	(6,820)
Total	$15,740	$16,450
11. Equity Awards
The Company maintains the following long-term equity incentive plans: the TriMas Corporation Director Retainer Share Election Program, the 2011 TriMas Corporation Omnibus Incentive Compensation Plan and the TriMas Corporation 2006 Long Term Equity Incentive Plan (collectively, the "Plans"). The 2006 Long Term Equity Incentive Plan expired in 2016, such that, while existing grants will remain outstanding until exercised, vested or cancelled, no new shares may be issued under the plan. See below for details of awards under the Plans by type.
Stock Options
The Company did not grant any stock option awards during the three months ended March 31, 2017. Information related to stock options at March 31, 2017 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	206,854	$13.19
Granted	—	—
Exercised	—	—
Cancelled	—	—
Expired	—	—
Outstanding at March 31, 2017	206,854	$13.19	7.3	$1,562,826
As of March 31, 2017, 56,854 stock options outstanding were exercisable under the Plans. There was approximately $0.7 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 2.3 years.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company recognized approximately $0.2 million of stock-based compensation related to stock options during the three months ended March 31, 2017 and no stock-based compensation during the three months ended March 31, 2016. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
Restricted Shares
The Company awarded the following restricted shares during the three months ended March 31, 2017:

•
granted 189,062 restricted shares of common stock to certain employees which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company; and

•
granted 30,429 restricted shares of common stock to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate their service prior to the vesting date.

In addition, during the three months ended March 31, 2017, the Company issued 3,216 shares related to director fee deferrals. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
During the three months ended March 31, 2017, the Company awarded 111,761 performance-based shares of common stock to certain Company key employees which vest three years from the grant date so long as the employee remains with the Company. The performance criteria for these awards is based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group, measured over a period beginning January 1, 2017 and ending December 31, 2019. TSR is calculated as the Company's average closing stock price for the 20-trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20-trading days prior to the start of the performance period. Depending on the performance achieved, the amount of shares earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value and term of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk-free interest rate of 1.52% and annualized volatility of 35.6%.
During 2015, the Company awarded performance-based shares of common stock to certain Company key employees which were earned based upon the Company's total TSR relative to the TSR of the common stock of a pre-defined industry peer-group and measured over a period beginning September 10, 2015 and ending on December 31, 2016. The Company attained 121.1% of the target on a weighted average basis, resulting in an increase of 12,718 shares during the three months ended March 31, 2017.
Information related to restricted shares at March 31, 2017 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	645,660	$20.45
Granted	347,186	25.04
Vested	(227,912)	20.49
Cancelled	(9,761)	20.77
Outstanding at March 31, 2017	755,173	$22.54	1.6	$15,669,840
As of March 31, 2017, there was approximately $10.9 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted average period of 2.5 years.
The Company recognized approximately $1.3 million and $2.0 million of stock-based compensation expense related to restricted shares during the three months ended March 31, 2017 and 2016, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and restricted share awards. The following table summarizes the dilutive effect of restricted shares and options to purchase common stock for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Weighted average common shares—basic	45,570,495	45,278,990
Dilutive effect of restricted share awards	283,839	286,189
Dilutive effect of stock options	54,624	89,637
Weighted average common shares—diluted	45,908,958	45,654,816
13. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost for the three months ended March 31, 2017 and 2016 are as follows (dollars in thousands):

	Pension Plans
	Three months ended March 31,
	2017	2016
Service costs	$280	$250
Interest costs	320	400
Expected return on plan assets	(370)	(420)
Amortization of net loss	250	230
Net periodic benefit cost	$480	$460
The Company contributed approximately $0.3 million to its defined benefit pension plans during the three months ended March 31, 2017. The Company expects to contribute approximately $3.1 million to its defined benefit pension plans for the full year 2017.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14. Other Comprehensive Income (Loss)
Changes in AOCI by component for the three months ended March 31, 2017 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2016	$(12,120)	$(2,520)	$(9,760)	$(24,400)
Net unrealized gains arising during the period (a)	—	240	1,800	2,040
Less: Net realized losses reclassified to net income (b)	(170)	(140)	—	(310)
Net current-period other comprehensive income	170	380	1,800	2,350
Balance, March 31, 2017	$(11,950)	$(2,140)	$(7,960)	$(22,050)
__________________________
(a) Derivative instruments, net of income tax of approximately $0.1 million. See Note 8, "Derivative Instruments," for further details.
(b) Defined benefit plans, net of income tax of approximately $0.1 million. See Note 13, "Defined Benefit Plans," for further details. Derivative instruments, net of income tax of approximately $0.1 million. See Note 8, "Derivative Instruments," for further details.
Changes in AOCI by component for the three months ended March 31, 2016 are summarized as follows, net of tax (dollars in thousands):

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward-Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2016.
Introduction
We are a global manufacturer and distributor of products for commercial, industrial and consumer markets. We are principally engaged in four reportable segments: Packaging, Aerospace, Energy and Engineered Components.
Key Factors and Risks Affecting Our Reported Results.  Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and are themselves significantly impacted by changes in economic conditions. There has been low overall economic growth, particularly in the United States, and global economic conditions have been relatively stable over the past couple of years.
The most significant external factor impacting us recently is the impact of lower oil prices, which began to decline in the fourth quarter of 2014, and since have remained at low levels. This decline has most directly impacted the Arrow Engine business, which serves the upstream oil and natural gas markets at the well site, within our Engineered Components reportable segment. Arrow Engine has experienced a more than 75% decline in net sales from pre-2015 levels as a result of the low oil-related activity and end market demand. While oil prices have stabilized over the past several months, and net sales were slightly down in the first quarter of 2017 compared to first quarter 2016, we expect net sales to remain at a low level compared with historical levels until the price of oil increases and remains higher over a sustained period where our customers decide to increase their activity levels and related well-site investments. In response to the reduced demand, Arrow Engine has lowered its cost structure over the past two years to align with current demand levels, and allowed it to generate positive operating income in first quarter 2017 and attain approximately break-even operating profit during full year 2016.
Lower oil prices have also impacted our Energy reportable segment. Historically, a portion of this business has served the upstream market, in addition to primarily serving petrochemical facilities and oil refineries in the downstream oil and gas markets. There have been minimal upstream sales in our Energy reportable segment over the past 18 months. In addition to the impact of lower oil prices, there has been a shift over the past few years in our Energy reportable segment from historical demand and activity, both in the United States and internationally. Petrochemical plants and refinery customers deferred shutdown activity, and we experienced decreases in engineering and construction ("E&C") customer activity. Our sales and margin levels over this period have declined significantly due to the mix of product sales and inefficiencies that resulted from the shift in activity levels. The current lower oil prices have continued to place further pressure on the top-line and predictability of customer order patterns. Given these factors, we have been realigning the business and its fixed cost structure with the current business environment, aggressively closing and consolidating facilities and seeking alternate lower-cost sources for input costs, including exits of our Wolverhampton, United Kingdom and Reynosa, Mexico facilities announced during the first quarter of 2017. We have begun, and expect to continue, to realize the cost savings and operational efficiencies associated with leveraging the new lower fixed cost structure and other initiatives, and continue to evaluate the cost structure and physical footprint of the business.
The other significant external factor impacting our recent results is supply chain disruption within our Aerospace reportable segment. Beginning in the middle of 2015, our two largest Aerospace distribution customers began reducing their investment in on-hand inventory levels of fastener products, and their purchases of our products. This trend continued through 2016, although it appears to be moderating as we enter 2017, albeit at lower levels. While this has impacted our net sales, it has also had a significant impact on margin levels, as certain of these products historically commanded higher profit margins. In addition to the reduction in distribution customer sales, in the first quarter of 2016, we also experienced lower sales, and significantly lower profit margins, as a result of production and scheduling challenges in one of our Aerospace fastener facilities, significantly lower fixed cost absorption and inefficiencies as we adjusted to the changing demand levels, and integration costs associated with our machined components facility acquisition. We established plans to address these matters, and have been executing against those plans, as evidenced by improved margins in first quarter 2017 compared to first quarter 2016.

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
Certain of our businesses are sensitive to oil price movements. As noted earlier, our Arrow Engine business is most directly impacted by significant volatility in oil prices. Arrow's pumpjack and other engine sales and related parts, which comprise a significant portion of the business, are impacted by oil and gas drilling levels, rig counts, well completion activities and commodity pricing. In addition, a portion of our Energy reportable segment serves upstream customers at oil well sites that have been impacted by changes in oil prices. The majority of this segment provides parts for refineries and chemical plants, which may or may not decide to incur capital expenditures or changeover production stock, both of which require retooling with our gaskets and bolts, in times of fluctuating oil prices. Our Packaging reportable segment may be impacted by oil prices, as it is a significant driver of resin pricing, although we generally are able to maintain profit levels when oil prices change due to escalator/de-escalator clauses in contracts with many of our customers.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three months ended March 31,
	2017	As a Percentage of Net Sales	2016	As a Percentage of Net Sales
Net Sales
Packaging	$80,960	40.5%	$80,110	39.5%
Aerospace	45,420	22.7%	40,500	19.9%
Energy	40,930	20.5%	44,750	22.1%
Engineered Components	32,520	16.3%	37,520	18.5%
Total	$199,830	100.0%	$202,880	100.0%
Gross Profit
Packaging	$25,660	31.7%	$28,870	36.0%
Aerospace	10,740	23.6%	9,630	23.8%
Energy	8,520	20.8%	9,400	21.0%
Engineered Components	6,840	21.0%	8,020	21.4%
Total	$51,760	25.9%	$55,920	27.6%
Selling, General and Administrative Expenses
Packaging	$8,810	10.9%	$11,030	13.8%
Aerospace	5,740	12.6%	6,170	15.2%
Energy	12,420	30.3%	13,010	29.1%
Engineered Components	1,860	5.7%	2,440	6.5%
Corporate expenses	7,190	N/A	6,820	N/A
Total	$36,020	18.0%	$39,470	19.5%
Operating Profit (Loss)
Packaging	$16,850	20.8%	$17,840	22.3%
Aerospace	5,000	11.0%	3,460	8.5%
Energy	(3,900)	(9.5)%	(3,610)	(8.1)%
Engineered Components	4,980	15.3%	5,580	14.9%
Corporate expenses	(7,190)	N/A	(6,820)	N/A
Total	$15,740	7.9%	$16,450	8.1%
Depreciation and Amortization
Packaging	$5,270	6.5%	$5,300	6.6%
Aerospace	3,600	7.9%	3,450	8.5%
Energy	940	2.3%	1,180	2.6%
Engineered Components	920	2.8%	1,020	2.7%
Corporate expenses	60	N/A	90	N/A
Total	$10,790	5.4%	$11,040	5.4%

Results of Operations
The principal factors impacting us during the three months ended March 31, 2017, compared with the three months ended March 31, 2016, were:

•	the impact of improved throughput and productivity in our Aerospace reportable segment, enabling this segment to achieve higher sales levels in the three months ended March 31, 2017;

•
footprint consolidation and relocation projects within our Packaging and Energy reportable segments, under which we incurred approximately $3.4 million higher charges in the three months ended March 31, 2017;

•	the impact of continued low oil prices, primarily impacting sales and profit levels in our Engineered Components and Energy reportable segments; and

•	the impact of a stronger U.S. dollar, primarily in our Packaging reportable segment.

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016
Overall, net sales decreased approximately $3.1 million, or 1.5%, to $199.8 million for the three months ended March 31, 2017, as compared with $202.9 million in the three months ended March 31, 2016. Sales within our Aerospace reportable segment increased approximately $4.9 million, with increases in sales to distribution and OE customers, as a result of our recent productivity initiatives to improve scheduling and throughput. In addition, excluding the effects of foreign currency exchange, sales within our Packaging reportable segment increased by approximately $2.7 million primarily due to increased demand for our industrial closures in North America and Europe and for our health, beauty and home care products in Europe and Asia. These increases were more than offset by the year-over-year decreases from our Energy and Engineered Components reportable segments, for which combined sales decreased by approximately $8.8 million (excluding the effects of foreign currency exchange), primarily as a result of continued low oil prices and weakness in the energy-facing and industrial end markets. Our sales also decreased by approximately $1.9 million due to net unfavorable currency exchange, primarily in our Packaging reportable segment, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 25.9% and 27.6% for the three months ended March 31, 2017 and 2016, respectively. Gross profit margin decreased primarily due to costs associated with the consolidation of manufacturing facilities in India and to finalize the move to a new Mexico facility, both within our Packaging reportable segment. Gross profit also decreased due to higher materials costs and a less favorable product sales mix, primarily in our Packaging and Aerospace reportable segments. In addition, gross profit decreased over the prior year by approximately $0.8 million as a result of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Operating profit margin (operating profit as a percentage of sales) approximated 7.9% and 8.1% for the three months ended March 31, 2017 and 2016, respectively. Operating profit decreased approximately $0.8 million, or 4.3%, to $15.7 million for the three months ended March 31, 2017, from $16.5 million for the three months ended March 31, 2016. Operating profit and margin decreased as a result of lower sales volumes as well as costs associated with footprint consolidation and relocation projects within our Packaging and Energy reportable segments, which were partially offset by the results of our continued cost savings and productivity initiatives.
Interest expense increased approximately $0.2 million, to $3.6 million for the three months ended March 31, 2017, as compared to $3.4 million for the three months ended March 31, 2016. Our weighted average variable rate borrowings decreased to approximately $414.0 million in the three months ended March 31, 2017, from approximately $474.8 million in the three months ended March 31, 2016. The effective weighted average interest rate on our outstanding variable rate borrowings, including our credit agreement ("Credit Agreement") and accounts receivable facilities, increased to approximately 2.6% for three months ended March 31, 2017, from approximately 2.1% for the three months ended March 31, 2016.
Other expense, net increased approximately $0.5 million, to $0.6 million for the three months ended March 31, 2017, from $0.1 million for the three months ended March 31, 2016, primarily due to an increase in losses on transactions denominated in foreign currencies.
The effective income tax rates for the three months ended March 31, 2017 and 2016 were 39.6% and 35.9%, respectively. The increase in the rate was primarily a result of losses at certain foreign subsidiaries where no tax benefit could be recorded, and a change in the Company's indefinite reinvestment assertion in undistributed foreign earnings in two of its foreign subsidiaries. These increases were partially offset by a discrete tax benefit recognized in the three months ended March 31, 2017 as a result of the January 1, 2017 adoption of the recently issued stock compensation accounting standard.
Net income decreased by approximately $1.3 million, to $7.0 million for the three months ended March 31, 2017, compared to $8.3 million for the three months ended March 31, 2016. The decrease was primarily the result of a $0.8 million decrease in operating profit, a $0.5 million increase in other expense, net, and a $0.2 million increase in interest expense, partially offset by a $0.1 million decrease in income tax expense.
See below for a discussion of operating results by segment.
Packaging. Net sales increased approximately $0.9 million, or 1.1%, to $81.0 million in the three months ended March 31, 2017, as compared to $80.1 million in the three months ended March 31, 2016. Sales of our industrial closures increased approximately $1.4 million due to higher demand in North America and Europe. Sales of our health, beauty and home care products increased approximately $1.2 million primarily due to higher demand in Europe and Asia. Additionally, sales of our food and beverage products increased approximately $0.1 million. These increases were partially offset by approximately $1.8 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.

Packaging's gross profit decreased approximately $3.2 million to $25.7 million, or 31.7% of sales, in the three months ended March 31, 2017, as compared to $28.9 million, or 36.0% of sales, in the three months ended March 31, 2016. Gross profit decreased by approximately $1.4 million as a result of costs to consolidate manufacturing facilities in India and to finalize the move to a new facility in Mexico in the first quarter of 2017. In addition, gross profit declined due to approximately $0.9 million higher resin expenses in the first quarter of 2017 than first quarter 2016 as well as due to $0.9 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's selling, general and administrative expenses decreased approximately $2.2 million to $8.8 million, or 10.9% of sales, in the three months ended March 31, 2017, as compared to $11.0 million, or 13.8% of sales, in the three months ended March 31, 2016. The decrease was primarily due to higher costs in the first quarter of 2016 that did not repeat in the first quarter of 2017, incurred in connection with our reorganization to position the Packaging business based on global product categories, as well as generally lower go-forward spending levels resulting from the reorganization.
Packaging's operating profit decreased approximately $1.0 million to $16.9 million, or 20.8% of sales, in the three months ended March 31, 2017, as compared to $17.8 million, or 22.3% of sales, in the three months ended March 31, 2016. Although sales levels increased and selling, general and administrative expenses decreased, operating profit and related margin declined as a result of costs incurred to consolidate facilities in India and finalize the move to a a new manufacturing facility in Mexico, as well as higher resin costs and approximately $0.6 million of unfavorable currency exchange.
Aerospace.    Net sales for the three months ended March 31, 2017 increased approximately $4.9 million, or 12.1%, to $45.4 million, as compared to $40.5 million in the three months ended March 31, 2016. Sales to our distribution customers increased approximately $3.4 million, as we began to experience higher demand from certain customers and the order patterns generally appear to be stabilizing as compared with the past five or six quarters of lower and more volatile order patterns. Sales to our OE customers increased approximately $1.5 million, as demand levels continue at expected levels.
Gross profit within Aerospace increased approximately $1.1 million to $10.7 million, or 23.6% of sales, in the three months ended March 31, 2017, from $9.6 million, or 23.8% of sales, in the three months ended March 31, 2016, primarily as a result of higher sales levels. In the first quarter of 2016, we incurred additional costs and experienced lower fixed cost absorption associated with manufacturing and production scheduling inefficiencies, primarily in our Commerce, CA facility. While we have improved the efficiency levels during the first quarter of 2017 and reduced manufacturing spend levels consistent with the current demand level in this facility, these improvements were essentially offset by higher costs due to inefficiencies at our standard fastener facility in Ottawa, KS and our machined components facilities in Stanton, CA and Tolleson, AZ.
Selling, general and administrative expenses decreased approximately $0.5 million to $5.7 million, or 12.6% of sales, in the three months ended March 31, 2017, as compared to $6.2 million, or 15.2% of sales, in the three months ended March 31, 2016, due to reduced reserves for past due accounts receivable and a decrease in certain administrative support costs.
Operating profit within Aerospace increased approximately $1.5 million to $5.0 million, or 11.0% of sales, in the three months ended March 31, 2017, as compared to $3.5 million, or 8.5% of sales, in the three months ended March 31, 2016. Operating profit improved primarily as a result of higher sales levels and lower selling, general and administrative expenses.
Energy.    Net sales for the three months ended March 31, 2017 decreased approximately $3.8 million, or 8.5%, to $40.9 million, as compared to $44.8 million in the three months ended March 31, 2016. Sales decreased by approximately $3.0 million in North America, primarily due to continued lower customer demand levels from oil and gas customers, and by approximately $1.8 million as a part of exiting our facility in Wolverhampton, United Kingdom. These decreases were partially offset by an increase in sales of approximately $1.0 million in our international branches due to increased customer demand and turnaround activity.
Gross profit within Energy decreased approximately $0.9 million to $8.5 million, or 20.8% of sales, in the three months ended March 31, 2017, as compared to $9.4 million, or 21.0% of sales, in the three months ended March 31, 2016, primarily due to the decline in net sales, as this segment was able to essentially hold year-over-year gross profit margin flat, despite the sales decline, as a result of the savings achieved from ongoing footprint realignment initiatives and improvements in manufacturing efficiencies within our Houston, Texas manufacturing facility.
Selling, general and administrative expenses within Energy decreased approximately $0.6 million to $12.4 million, or 30.3% of sales, in the three months ended March 31, 2017, as compared to $13.0 million, or 29.1% of sales, in the three months ended March 31, 2016. Selling, general and administrative expenses decreased by approximately $1.0 million as a result of an increase in reserves for past due accounts receivable in the first quarter of 2016 that did not repeat in the first quarter of 2017, and by approximately $0.5 million as a result of lower third-party professional fees. These decreases were partially offset by approximately $1.1 million of higher year-over-year costs related to facility closures, primarily as a result of costs associated with exiting our manufacturing facility in Wolverhampton, United Kingdom.

Overall, the operating loss within Energy increased approximately $0.3 million to an approximate $3.9 million loss, or 9.5% of sales, in the three months ended March 31, 2017, as compared to a loss of $3.6 million, or 8.1% of sales, in the three months ended March 31, 2016, as the impact of lower sales levels and incremental costs associated with footprint realignment activities more than offset the decrease to operating loss as a result of lower bad debt expense, reduced fixed costs as a result of prior footprint realignment activities and improved manufacturing efficiencies.
Engineered Components.    Net sales for the three months ended March 31, 2017 decreased approximately $5.0 million, or 13.3%, to $32.5 million, as compared to $37.5 million in the three months ended March 31, 2016. Sales of our industrial cylinders decreased by approximately $4.4 million, primarily due to the impact of customer consolidations and lower demand for large high pressure gas cylinders in industrial applications. Sales of our engines and compression-related products declined by approximately $0.6 million as a result of continued low levels of oil and gas drilling and well completions in the U.S. and Canada.
Gross profit within Engineered Components decreased approximately $1.2 million to $6.8 million, or 21.0% of sales, in the three months ended March 31, 2017, from $8.0 million, or 21.4% of sales, in the three months ended March 31, 2016. Gross profit from sales of our industrial cylinders decreased approximately $1.5 million as a result of lower sales in the U.S. industrial packaged gas market. Gross profit from sales of our engines and compression-related products increased approximately $0.3 million as a result of leveraging our lower fixed cost structure implemented in response to the lower oil-related activity.
Selling, general and administrative expenses decreased approximately $0.5 million to $1.9 million, or 5.7% of sales, in the three months ended March 31, 2017, as compared to $2.4 million, or 6.5% of sales, in the three months ended March 31, 2016 primarily due to lower salaries and wages given the efforts to align costs with currently lower demand levels.
Operating profit within Engineered Components decreased approximately $0.6 million to $5.0 million, or 15.3% of sales, in the three months ended March 31, 2017, as compared to $5.6 million, or 14.9% of sales, in the three months ended March 31, 2016. Operating profit declined primarily due to lower sales levels, while operating profit margin as a percentage of sales improved 40 basis points as a result of cost reduction actions taken to better align our cost structure with demand levels.
Corporate Expenses.    Corporate expenses consist of the following (dollars in millions):

	Three months ended March 31,
	2017	2016
Corporate operating expenses	$2.4	$1.9
Employee costs and related benefits	4.8	4.9
Corporate expenses	$7.2	$6.8
Corporate expenses increased approximately $0.4 million to $7.2 million for the three months ended March 31, 2017, from $6.8 million for the three months ended March 31, 2016, primarily due to a favorable property tax assessment settlement of approximately $0.4 million for a former business unit during the three months ended March 31, 2016 that did not repeat in 2017.
Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were approximately $22.0 million for the three months ended March 31, 2017, as compared to cash used for operating activities of approximately $3.3 million for the three months ended March 31, 2016. Significant changes in cash flows provided by and used for operating activities and the reasons for such changes were as follows:

•
For the three months ended March 31, 2017, the Company generated approximately $25.1 million of cash, based on the reported net income of approximately $7.0 million and after considering the effects of non-cash items related to losses on dispositions of assets, depreciation, amortization, changes in deferred income taxes, stock-based compensation and other operating activities. For the three months ended March 31, 2016, the Company generated approximately $23.5 million in cash flows based on the reported net income of approximately $8.3 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $7.6 million and $11.2 million for the three months ended March 31, 2017 and 2016, respectively. The increased use of cash for each of the three month periods is due primarily to the timing of sales and collection of cash within the periods, as our first quarter net sales are typically greater than those in the fourth quarter. Days sales outstanding of receivables decreased by 5 days as of March 31, 2017 as compared to March 31, 2016, primarily as a result of our increased focus on working capital management.

•
We increased our investment in inventory by approximately $0.4 million for the three months ended March 31, 2017 primarily as a result of operating at higher production levels in anticipation of higher customer demand. We reduced our investment in inventory by approximately $0.3 million for the three months ended March 31, 2016.

•
Decreases in prepaid expenses and other assets resulted in a cash source of approximately $8.1 million and $7.7 million for the three months ended March 31, 2017 and 2016, respectively, primarily as a result of the timing of payments made for income taxes and certain operating expenses.

•
Decreases in accounts payable and accrued liabilities resulted in a cash use of approximately $3.2 million and $23.7 million for the three months ended March 31, 2017 and 2016, respectively. The change in cash used for accounts payable and accrued liabilities is primarily a result of higher levels of purchases in first quarter of 2017, as well as the timing of payments made to suppliers and the mix of vendors and related terms. Our days accounts payable on hand remained relatively flat period-over-period.

Net cash used for investing activities for the three months ended March 31, 2017 and 2016 was approximately $10.7 million and $5.9 million, respectively. During the first three months of 2017, we incurred approximately $10.7 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. During the first three months of 2016, we incurred approximately $6.0 million in capital expenditures and received cash from the disposition of property and equipment of approximately $0.1 million.
Net cash used for financing activities for the three months ended March 31, 2017 was approximately $9.3 million, as compared to net cash provided by financing activities of $15.2 million for the three months ended March 31, 2016. During the first three months of 2017, we made net repayments of $5.1 million on our revolving credit and accounts receivable facilities, and repaid approximately $3.5 million on our term loan. We also used a net cash amount of approximately $0.7 million related to our stock compensation arrangements. During the first three months of 2016, we had net additional borrowings of approximately $19.9 million on our revolving credit and accounts receivable facilities, and repaid approximately $3.5 million on our term loan. We also used a net cash amount of approximately $1.3 million related to our stock compensation arrangements.

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
At March 31, 2017, approximately $254.4 million was outstanding on the Term Loan A Facility and approximately $73.4 million was outstanding on the revolving credit facility. The Credit Agreement allows issuance of letters of credit, not to exceed $40.0 million in aggregate, against revolving credit facility commitments, of which approximately $16.2 million was outstanding at March 31, 2017.
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
We may be required to prepay a portion of our Term Loan A Facility in an amount equal to a percentage of our excess cash flow, as defined, which such percentage will be based on our leverage ratio, as defined. As of March 31, 2017, no amounts are due under this provision.
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). Our permitted leverage ratio under the Credit Agreement is 3.50 to 1.00 as of March 31, 2017. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual leverage ratio was 2.52 to 1.00 at March 31, 2017. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of March 31, 2017. Our actual interest expense coverage ratio was 12.03 to 1.00 at March 31, 2017. At March 31, 2017, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended March 31, 2017 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended March 31, 2017
Net loss	$(41,110)
Bank stipulated adjustments:
Interest expense	13,830
Depreciation and amortization	44,610
Extraordinary non-cash charges	98,900
Non-cash compensation expense(1)	6,440
Other non-cash expenses or losses	12,070
Non-recurring expenses or costs relating to cost saving projects(2)	13,700
Acquisition integration costs(3)	690
Consolidated Bank EBITDA, as defined	$149,130

	March 31, 2017
Total Consolidated Indebtedness, as defined(4)	$375,490
Consolidated Bank EBITDA, as defined	149,130
Actual leverage ratio	2.52	x
Covenant requirement	3.50	x

Twelve Months Ended March 31, 2017
Interest expense	$13,830
Bank stipulated adjustments:
Interest income	(60)
Non-cash amounts attributable to amortization of financing costs	(1,370)
Total Consolidated Cash Interest Expense, as defined	$12,400

	March 31, 2017
Consolidated Bank EBITDA, as defined	$149,130
Total Consolidated Cash Interest Expense, as defined	12,400
Actual interest expense coverage ratio	12.03	x
Covenant requirement	3.00	x
_____________________________

(1)	Non-cash compensation expenses resulting from the grant of restricted shares and units of common stock and common stock options.

(2)
Non-recurring costs and expenses relating to cost savings projects, including restructuring and severance expenses, not to exceed $15.0 million in any fiscal year and $40.0 million in aggregate, subsequent to June 30, 2015.

(3)	Costs and expenses arising from the integration of any business acquired not to exceed $15.0 million in any fiscal year and $40.0 million in the aggregate.

(4)	Includes $4.0 million of acquisition deferred purchase price.

Another important source of liquidity is our $75.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. Our available liquidity under our accounts receivable facility has ranged from approximately $49 million to $66 million, depending on the level of our receivables outstanding at a given point in time during the year. We had approximately $43.7 million and $45.5 million outstanding under the facility as of March 31, 2017 and December 31, 2016, respectively, and approximately $11.1 million and $10.1 million available but not utilized as of March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, we had approximately $73.4 million outstanding under our revolving credit facility and had approximately $410.4 million potentially available after giving effect to approximately $16.2 million of letters of credit issued and outstanding. At December 31, 2016, we had approximately $75.9 million outstanding under our revolving credit facility and had approximately $408.2 million potentially available after giving effect to approximately $15.9 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, as of March 31, 2017 and December 31, 2016, we had approximately $146.5 million and $126.5 million, respectively, of borrowing capacity available for general corporate purposes.
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
Our combined weighted average monthly amounts outstanding on our Credit Agreement and our accounts receivable facility during the first three months of 2017 approximated $414.0 million, compared to the weighted average monthly amounts outstanding during the first three months of 2016 of approximately $474.8 million. The overall decrease is primarily due to cash generated and used to repay amounts outstanding on our revolving credit facility.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. While the majority of our cash on hand as of March 31, 2017 is located in jurisdictions outside the U.S., given aggregate available funding under our revolving credit and accounts receivable facilities of $146.5 million at March 31, 2017, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.
Our exposure to interest rate risk results from the variable rates under our Credit Agreement. Borrowings under the Credit Agreement bear interest, at various rates, as more fully described in Note 7, "Long-term Debt," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q. We use interest rate swap agreements to fix the LIBOR-based variable portion of the interest rates on our term loan facility. As of March 31, 2017, we had interest rate swap agreements in place that hedge a declining notional value of debt ranging from approximately $241.7 million to approximately $192.7 million, with established fixed interest rates in a range of 0.74% to 2.68%, with various expiration terms extending to June 30, 2020.
We are subject to variable interest rates on our term loan and revolving credit facility. At March 31, 2017, 1-Month LIBOR approximated 0.98%. Based on our variable rate-based borrowings outstanding at March 31, 2017, and after consideration of the interest rate swap agreement associated with our Term Loan A Facility, a 1% increase in the per annum interest rate would increase our interest expense by approximately $1.3 million annually.
Principal payments required under the Credit Agreement for the Term Loan A Facility are $3.4 million due each fiscal quarter from December 2015 through September 2018 and approximately $5.2 million due each fiscal quarter from December 2018 through March 2020, with final payment of $202.8 million due on June 30, 2020.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases, and annual rent expense for continuing operations related thereto approximated $17.4 million in 2016. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
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
We are also subject to interest risk as it relates to our long-term debt. We use interest rate swap agreements to fix the variable portion of our debt to manage this risk. See Note 8, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
Common Stock
TriMas is listed in the NASDAQ Global Select MarketSM. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On June 9, 2016, Moody's affirmed a rating of Ba3 to our senior secured credit facilities, as presented in Note 7, "Long-term Debt" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also affirmed a Ba3 to our Corporate Family Rating and maintained our outlook as stable. On December 21, 2016, Standard & Poor's affirmed a BB- corporate credit rating to our credit facilities and on June 1, 2015, Standard & Poor's maintained our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
The past few years have been a period of significant change for TriMas, with portfolio reshaping as part of spinning-off our former Cequent business in 2015, various acquisitions within our Packaging and Aerospace businesses and significant reductions in our fixed cost structure in response to challenging macroeconomic conditions. In addition, we underwent a CEO leadership transition in July 2016, and have a renewed focus on optimizing the financial performance of our current portfolio of businesses. We have also implemented a redefined TriMas Business Model that establishes the major tenants of how we will operate in 2017 and later years.
We remain cautiously optimistic about the possibility for growth in 2017, particularly focused on growth programs in our Packaging and Aerospace reportable segments, and realized year-over-year growth in both of these segments during first quarter. In addition, while uncertainty still exists with respect to the broader macroeconomic environment, there are signs of stabilization in certain of our key end markets, most notably within the Aerospace distribution channel, where year-over-year sales increased in first quarter, and increased quoting activity for upstream oil and gas-related business. There remains the potential that the new U.S. presidential administration might accelerate the U.S. industrial economy, which would benefit us given a majority of our sales and production is in the U.S. While these additional factors would be positive for TriMas, we are not counting on significant market improvement. Rather, we remain focused on managing internal projects that we control, including continued execution of our performance improvement plans in Energy and Aerospace, pruning our product portfolios to de-emphasize or no longer sell certain lower-margin products within certain regions, and seeking lower-cost sources for input costs, all while continuously assessing our manufacturing footprint and fixed cost structure.
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
During the quarter ended March 31, 2017, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2016.

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
Item 4.    Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Evaluation of disclosure controls and procedures
As of March 31, 2017, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 9, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2016 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits
Exhibits Index:

3.1(a)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Third Amended and Restated By-laws of TriMas Corporation.
10.1	Form of Performance Stock Units Agreement - 2017 LTI - under the 2011 Omnibus Incentive Compensation Plan.
10.2	Form of Restricted Stock Units Agreement (Three-Year Vest) - 2017 LTI - under the 2011 Omnibus Incentive Compensation Plan.
10.3	Form of Restricted Stock Units Agreement (Board Of Directors) (One-Year Vest) - 2017 LTI - under the 2011 Omnibus Incentive Compensation Plan.
10.4
Foreign Subsidiary Borrowing Agreement and Amendment dated as of January 10, 2017, among TriMas Company LLC, TriMas Corporation, TriMas Corporation Limited, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (as defined therein) and as Fronting Lender, JPMorgan Chase Bank, N.A., Bank of America, N.A. and Wells Fargo Bank, National Association, J.P. Morgan Europe Limited, in its capacity as Foreign Currency Agent, and the Revolving Lenders party hereto.

10.5
Amendment, dated as of March 8, 2017 to the Credit Agreement, dated as of October 16, 2013 (as amended, amended and restated, supplemented or otherwise modified from time to time), among TriMas Corporation, TriMas Company LLC, the subsidiary borrowers from time to time parties thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto.

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

TRIMAS CORPORATION (Registrant)

/s/ ROBERT J. ZALUPSKI

Date:	April 27, 2017	By:	Robert J. Zalupski Chief Financial Officer