Form 10-Q
period 2017-06-30
TRIMAS CORP
filed 2017-07-27
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017
Or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to .
Commission file number 001-10716
TRIMAS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-2687639 (IRS Employer Identification No.)
38505 Woodward Avenue, Suite 200
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 20, 2017, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,721,160 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	June 30, 2017	December 31, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$22,680	$20,710
Receivables, net of reserves of approximately $5.0 million and $4.6 million as of June 30, 2017 and December 31, 2016, respectively	123,790	111,570
Inventories	156,330	160,460
Prepaid expenses and other current assets	9,770	16,060
Total current assets	312,570	308,800
Property and equipment, net	183,760	179,160
Goodwill	317,850	315,080
Other intangibles, net	204,110	213,920
Other assets	34,840	34,690
Total assets	$1,053,130	$1,051,650
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$13,760	$13,810
Accounts payable	77,060	72,270
Accrued liabilities	42,160	47,190
Total current liabilities	132,980	133,270
Long-term debt, net	332,740	360,840
Deferred income taxes	8,200	5,910
Other long-term liabilities	50,750	51,910
Total liabilities	524,670	551,930
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 45,720,921 shares at June 30, 2017 and 45,520,598 shares at December 31, 2016	460	460
Paid-in capital	820,440	817,580
Accumulated deficit	(272,080)	(293,920)
Accumulated other comprehensive loss	(20,360)	(24,400)
Total shareholders' equity	528,460	499,720
Total liabilities and shareholders' equity	$1,053,130	$1,051,650

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net sales	$213,370	$203,320	$413,200	$406,200
Cost of sales	(153,960)	(146,240)	(302,030)	(293,200)
Gross profit	59,410	57,080	111,170	113,000
Selling, general and administrative expenses	(33,160)	(38,420)	(69,180)	(77,890)
Operating profit	26,250	18,660	41,990	35,110
Other expense, net:
Interest expense	(3,420)	(3,310)	(6,970)	(6,750)
Other income (expense), net	30	130	(580)	70
Other expense, net	(3,390)	(3,180)	(7,550)	(6,680)
Income before income tax expense	22,860	15,480	34,440	28,430
Income tax expense	(8,010)	(5,000)	(12,600)	(9,650)
Net income	$14,850	$10,480	$21,840	$18,780
Basic earnings per share:
Net income per share	$0.32	$0.23	$0.48	$0.41
Weighted average common shares—basic	45,717,697	45,429,851	45,644,096	45,354,421
Diluted earnings per share:
Net income per share	$0.32	$0.23	$0.48	$0.41
Weighted average common shares—diluted	45,922,416	45,726,348	45,915,687	45,690,582

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$14,850	$10,480	$21,840	$18,780
Other comprehensive income (loss):
Defined benefit pension and postretirement plans (Note 13)	160	150	330	300
Foreign currency translation	1,930	(4,080)	3,730	(6,740)
Derivative instruments (Note 8)	(400)	(1,330)	(20)	(4,290)
Total other comprehensive income (loss)	1,690	(5,260)	4,040	(10,730)
Total comprehensive income	$16,540	$5,220	$25,880	$8,050

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Six months ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$21,840	$18,780
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on dispositions of assets	3,030	1,120
Depreciation	13,050	11,980
Amortization of intangible assets	9,990	10,190
Amortization of debt issue costs	690	670
Deferred income taxes	2,060	230
Non-cash compensation expense	3,340	4,140
Tax effect from stock based compensation	—	(170)
Increase in receivables	(11,490)	(3,660)
Decrease in inventories	2,850	1,130
Decrease in prepaid expenses and other assets	6,280	10,650
Decrease in accounts payable and accrued liabilities	(1,930)	(21,710)
Other operating activities	(120)	(410)
Net cash provided by operating activities	49,590	32,940
Cash Flows from Investing Activities:
Capital expenditures	(16,910)	(12,960)
Net proceeds from disposition of property and equipment	1,780	120
Net cash used for investing activities	(15,130)	(12,840)
Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	(6,910)	(6,950)
Proceeds from borrowings on revolving credit and accounts receivable facilities	300,050	216,580
Repayments of borrowings on revolving credit and accounts receivable facilities	(324,900)	(225,050)
Shares surrendered upon options and restricted stock vesting to cover taxes	(480)	(650)
Other financing activities	(250)	180
Net cash used for financing activities	(32,490)	(15,890)
Cash and Cash Equivalents:
Net increase for the period	1,970	4,210
At beginning of period	20,710	19,450
At end of period	$22,680	$23,660
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,060	$5,860
Cash paid for taxes	$10,600	$3,170

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Six Months Ended June 30, 2017
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2016	$460	$817,580	$(293,920)	$(24,400)	$499,720
Net income	—	—	21,840	—	21,840
Other comprehensive income	—	—	—	4,040	4,040
Shares surrendered upon options and restricted stock vesting to cover taxes	—	(480)	—	—	(480)
Non-cash compensation expense	—	3,340	—	—	3,340
Balances, June 30, 2017	$460	$820,440	$(272,080)	$(20,360)	$528,460

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
3. Facility Closures
Reynosa, Mexico facility
In March 2017, the Company announced plans within the Energy reportable segment to cease production at its Reynosa, Mexico facility, and consolidate production into its Houston, Texas facility. During the second quarter of 2017, upon the cease use date of the facility, the Company recorded a pre-tax charge of approximately $1.5 million within cost of sales for estimated future unrecoverable lease obligations, net of estimated sublease recoveries, for the lease that expires in 2025. In addition, in the second quarter of 2017, the Company incurred approximately $1.2 million of pre-tax non-cash charges within cost of sales related to accelerated depreciation expense as a result of shortening the expected lives on certain machinery, equipment and leasehold improvement assets that the Company no longer used following the facility closure.
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
4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2017 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Energy	Engineered Components	Total
Balance, December 31, 2016	$162,090	$146,430	$—	$6,560	$315,080
Foreign currency translation and other	2,770	—	—	—	2,770
Balance, June 30, 2017	$164,860	$146,430	$—	$6,560	$317,850

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles as of June 30, 2017 and December 31, 2016 are summarized below (dollars in thousands):

	As of June 30, 2017		As of December 31, 2016
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$73,840	$(37,130)	$73,570	$(33,200)
Customer relationships, 15 – 25 years	132,230	(48,420)	132,230	(44,970)
Total customer relationships	206,070	(85,550)	205,800	(78,170)
Technology and other, 1 – 15 years	57,510	(27,720)	57,470	(26,040)
Technology and other, 17 – 30 years	43,300	(32,430)	43,300	(31,370)
Total technology and other	100,810	(60,150)	100,770	(57,410)
Indefinite-lived intangible assets:
Trademark/Trade names	42,930	—	42,930	—
Total other intangible assets	$349,810	$(145,700)	$349,500	$(135,580)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Technology and other, included in cost of sales	$1,360	$1,390	$2,710	$2,770
Customer relationships, included in selling, general and administrative expenses	3,640	3,700	7,280	7,420
Total amortization expense	$5,000	$5,090	$9,990	$10,190
5. Inventories
Inventories consist of the following components (dollars in thousands):

	June 30, 2017	December 31, 2016
Finished goods	$86,230	$95,290
Work in process	25,210	22,930
Raw materials	44,890	42,240
Total inventories	$156,330	$160,460

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	June 30, 2017	December 31, 2016
Land and land improvements	$15,120	$14,910
Buildings	71,270	71,100
Machinery and equipment	291,280	281,180
	377,670	367,190
Less: Accumulated depreciation	193,910	188,030
Property and equipment, net	$183,760	$179,160
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Depreciation expense, included in cost of sales	$6,740	$5,240	$11,940	$10,470
Depreciation expense, included in selling, general and administrative expenses	510	800	1,110	1,510
Total depreciation expense	$7,250	$6,040	$13,050	$11,980
7. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	June 30, 2017	December 31, 2016
Credit Agreement	$298,670	$333,720
Receivables facility and other	52,100	45,650
Debt issuance costs	(4,270)	(4,720)
	346,500	374,650
Less: Current maturities, long-term debt	13,760	13,810
Long-term debt, net	$332,740	$360,840
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company may be required to prepay a portion of its Term Loan A Facility in an amount equal to a percentage of the Company's excess cash flow, as defined, with such percentage based on the Company's leverage ratio, as defined. As of June 30, 2017, no amounts are due under this provision.
The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. At June 30, 2017, the Company had approximately $47.7 million outstanding under its revolving credit facility and had approximately $436.0 million potentially available after giving effect to approximately $16.3 million of letters of credit issued and outstanding. At December 31, 2016, the Company had approximately $75.9 million outstanding under its revolving credit facility and had approximately $408.2 million potentially available after giving effect to approximately $15.9 million of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had approximately $176.7 million and $126.5 million at June 30, 2017 and December 31, 2016, respectively, of borrowing capacity available for general corporate purposes.
Principal payments required under the Credit Agreement for the Term Loan A Facility are approximately $3.4 million due each fiscal quarter from December 2015 through September 2018 and approximately $5.2 million due each fiscal quarter from December 2018 through March 2020, with final payment of approximately $202.8 million due on June 30, 2020.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $75.0 million foreign currency sub limit of the $500.0 million senior secured revolving credit facility are secured by a pledge of the assets of the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including restrictions on the incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). At June 30, 2017, the Company was in compliance with its financial covenants contained in the Credit Agreement.
As of June 30, 2017 and December 31, 2016, the Company's Term Loan A Facility traded at approximately 99.6% of par value and the Company's revolving credit facility traded at approximately 99.3% of par value. The valuations of the Credit Agreement were determined based on Level 2 inputs under the fair value hierarchy, as defined.
Receivables Facility
The Company is party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to $75.0 million to a third-party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 1-month LIBOR-based rate plus a usage fee of 1.00% and a fee on the unused portion of the facility of 0.35% as of June 30, 2017 and 2016.
The Company had approximately $52.0 million and $45.5 million outstanding under the facility as of June 30, 2017 and December 31, 2016, respectively, and approximately $9.8 million and $10.1 million available but not utilized as of June 30, 2017 and December 31, 2016, respectively. Aggregate costs incurred under the facility were approximately $0.3 million and $0.2 million for the three months ended June 30, 2017 and 2016, and $0.6 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively, and are included in interest expense in the accompanying consolidated statement of income. The facility expires on June 30, 2020.
The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 1-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the agreement. As of June 30, 2017, the cost of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.7 months and an average discount rate of 1.9%.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8. Derivative Instruments
The Company utilizes interest rate swap agreements to fix the LIBOR-based variable portion of the interest rate on its long-term debt. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. As of June 30, 2017, the Company had interest rate swap agreements in place that hedge a declining notional value of debt ranging from approximately $238.4 million to approximately $192.7 million, amortizing consistent with future scheduled debt principal payments. The interest rate swap agreements establish fixed interest rates in a range of 0.74% to 2.68% with various expiration terms extending to June 30, 2020. At inception, the interest rate swaps were and continue to be designated as cash flow hedges.
As of June 30, 2017 and December 31, 2016, the fair value carrying amount of the Company's derivative instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments
Interest rate swaps	Prepaid expenses and other current assets	$160	$160
Interest rate swaps	Accrued liabilities	(1,030)	(870)
Interest rate swaps	Other long-term liabilities	(3,240)	(3,360)
Total derivatives designated as hedging instruments		$(4,110)	$(4,070)
The following table summarizes the loss recognized in accumulated other comprehensive income or loss ("AOCI") as of June 30, 2017 and December 31, 2016, and the amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Amount of Loss Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended June 30,		Six months ended June 30,
	As of June 30, 2017	As of December 31, 2016	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2017	2016	2017	2016
Derivatives designated as hedging instruments
Interest rate swaps	$(2,540)	$(2,520)	Interest expense	$(90)	$(110)	$(340)	$(220)
Over the next 12 months, the Company expects to reclassify approximately $0.9 million of pre-tax deferred losses from AOCI to interest expense as the related interest payments for the designated interest rate swaps are funded.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's interest rate swaps use observable inputs such as interest rate yield curves. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 are shown below (dollars in thousands):

	Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017	Interest rate swaps	Recurring	$(4,110)	$—	$(4,110)	$—
December 31, 2016	Interest rate swaps	Recurring	$(4,070)	$—	$(4,070)	$—
9. Commitments and Contingencies
Asbestos
As of June 30, 2017, the Company was a party to 609 pending cases involving an aggregate of 5,274 claims primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of its subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, excluding amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Six Months Ended June 30, 2017	5,339	102	151	16	$6,422	$1,164,500
Fiscal Year Ended December 31, 2016	6,242	140	1,009	34	$15,624	$2,920,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 5,274 claims pending at June 30, 2017, 58 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At June 30, 2017, of the 58 claims that set forth specific amounts, there were no claims seeking specific amounts for punitive damages. Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	16	42
In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $8.4 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely there will be a period within the next 12 months, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.
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
Aerospace – Permanent blind bolts, highly engineered specialty fasteners, temporary fasteners and other precision machined parts used in the commercial, business and military aerospace industries.
Energy – Metallic and non-metallic industrial sealant products and fasteners for the petroleum refining, petrochemical and other industrial markets.
Engineered Components – High-pressure and low-pressure steel cylinders for the transportation, storage and dispensing of compressed gases, and natural gas engines, compressors, gas production equipment and chemical pumps engineered for use at well sites for the oil and gas industry.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net Sales
Packaging	$88,740	$88,110	$169,700	$168,220
Aerospace	47,580	44,090	93,000	84,590
Energy	43,490	39,950	84,420	84,700
Engineered Components	33,560	31,170	66,080	68,690
Total	$213,370	$203,320	$413,200	$406,200
Operating Profit (Loss)
Packaging	$21,540	$21,410	$38,390	$39,250
Aerospace	6,930	3,550	11,930	7,010
Energy	110	(3,090)	(3,790)	(6,700)
Engineered Components	4,710	3,860	9,690	9,440
Corporate expenses	(7,040)	(7,070)	(14,230)	(13,890)
Total	$26,250	$18,660	$41,990	$35,110
11. Equity Awards
The Company maintains the following long-term equity incentive plans: the TriMas Corporation 2017 Equity and Incentive Compensation Plan, the TriMas Corporation Director Retainer Share Election Program, the 2011 TriMas Corporation Omnibus Incentive Compensation Plan and the TriMas Corporation 2006 Long Term Equity Incentive Plan (collectively, the "Plans"). The 2006 Long Term Equity Incentive Plan expired in 2016, such that, while existing grants will remain outstanding until exercised, vested or cancelled, no new shares may be issued under the plan. See below for details of awards under the Plans by type.
Stock Options
The Company did not grant any stock option awards during the six months ended June 30, 2017. Information related to stock options at June 30, 2017 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	206,854	$13.19
Granted	—	—
Exercised	—	—
Cancelled	—	—
Expired	—	—
Outstanding at June 30, 2017	206,854	$13.19	7.1	$1,583,511
As of June 30, 2017, 56,854 stock options outstanding were exercisable under the Plans. As of June 30, 2017, there was approximately $0.5 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 2.1 years.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company recognized approximately $0.2 million and $0.3 million of stock-based compensation related to stock options during the three and six months ended June 30, 2017, respectively, and no stock-based compensation during the three and six months ended June 30, 2016. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
Restricted Shares
The Company awarded the following restricted shares during the six months ended June 30, 2017:

•
granted 189,062 restricted shares of common stock to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company; and

•
granted 30,429 restricted shares of common stock to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date.

In addition, during the six months ended June 30, 2017, the Company issued 7,124 shares related to director fee deferrals. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
During the six months ended June 30, 2017, the Company awarded 111,761 performance-based shares of common stock to certain Company key employees which vest three years from the grant date so long as the employee remains with the Company. These awards are earned 50% based upon the Company's achievement of earnings per share compound annual growth rate ("EPS CAGR")metrics over a period beginning January 1, 2017 and ending December 31, 2019. The remaining 50% of the grants are earned based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group, measured over the performance period. TSR is calculated as the Company's average closing stock price for the 20-trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20-trading days prior to the start of the performance period. The Company estimated the grant-date fair value and term of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk-free interest rate of 1.52% and annualized volatility of 35.6%. Depending on the performance achieved for these two metrics, the amount of shares earned can vary from 40% of the target award to a maximum of 200% of the target award for the EPS CAGR metric and 0% of the target award to a maximum of 200% of the target award for the TSR metric.
During 2015, the Company awarded performance-based shares of common stock to certain Company key employees which were earned based upon the Company's total TSR relative to the TSR of the common stock of a pre-defined industry peer-group and measured over a period beginning September 10, 2015 and ending on December 31, 2016. The Company attained 121.1% of the target on a weighted average basis, resulting in an increase of 12,718 shares during the six months ended June 30, 2017.
Information related to restricted shares at June 30, 2017 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	645,660	$20.45
Granted	351,094	24.99
Vested	(236,198)	20.41
Cancelled	(11,757)	20.94
Outstanding at June 30, 2017	748,799	$22.59	1.3	$15,612,459
As of June 30, 2017, there was approximately $9.3 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted average period of 2.3 years.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company recognized approximately $1.7 million and $2.2 million of stock-based compensation expense related to restricted shares during the three months ended June 30, 2017 and 2016, respectively, and approximately $3.0 million and $4.1 million during the six months ended June 30, 2017 and 2016, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
12. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and restricted share awards. The following table summarizes the dilutive effect of restricted shares and options to purchase common stock for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Weighted average common shares—basic	45,717,697	45,429,851	45,644,096	45,354,421
Dilutive effect of restricted share awards	162,153	215,881	222,996	251,035
Dilutive effect of stock options	42,566	80,616	48,595	85,126
Weighted average common shares—diluted	45,922,416	45,726,348	45,915,687	45,690,582
13. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost for the three and six months ended June 30, 2017 and 2016 are as follows (dollars in thousands):

	Pension Plans
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service costs	$270	$240	$550	$490
Interest costs	320	390	640	790
Expected return on plan assets	(360)	(420)	(730)	(840)
Amortization of net loss	250	250	500	480
Net periodic benefit cost	$480	$460	$960	$920
The Company contributed approximately $0.8 million and $1.1 million to its defined benefit pension plans during the three and six months ended June 30, 2017, respectively. The Company expects to contribute approximately $3.1 million to its defined benefit pension plans for the full year 2017.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14. Other Comprehensive Income (Loss)
Changes in AOCI by component for the six months ended June 30, 2017 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2016	$(12,120)	$(2,520)	$(9,760)	$(24,400)
Net unrealized gains (losses) arising during the period (a)	—	(230)	3,730	3,500
Less: Net realized losses reclassified to net income (b)	(330)	(210)	—	(540)
Net current-period other comprehensive income (loss)	330	(20)	3,730	4,040
Balance, June 30, 2017	$(11,790)	$(2,540)	$(6,030)	$(20,360)
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
The most significant external factor impacting us recently is the impact of lower oil prices, which began to decline in the fourth quarter of 2014, and since have remained at low levels. This decline has most directly impacted the Arrow Engine business, which serves the upstream oil and natural gas markets at the well site, within our Engineered Components reportable segment. Arrow Engine has experienced a more than 75% decline in net sales from pre-2015 levels as a result of the low oil-related activity and end-market demand. Net sales were slightly higher in the first half of 2017 compared with the first half of 2016. While oil prices have fluctuated in recent months, they remain at low levels. We expect net sales to remain at a low level compared with historical levels until the price of oil increases and remains higher over a sustained period where our customers decide to increase their activity levels and related well-site investments. In response to the reduced demand, Arrow Engine has lowered its cost structure over the past two years to align with current demand levels, and allowed it to attain approximately break-even operating profit during full year 2016 and the first half of 2017.
Lower oil prices have also impacted our Energy reportable segment. Historically, a portion of this business has served the upstream market, in addition to primarily serving petrochemical facilities and oil refineries in the downstream oil and gas markets. There have been minimal upstream sales in our Energy reportable segment over the past 18 to 24 months. In addition to the impact of lower oil prices, there has been a shift over the past few years in our Energy reportable segment from historical demand and activity, both in the United States and internationally. Petrochemical plants and refinery customers deferred shutdown activity, and we experienced decreases in engineering and construction ("E&C") customer activity. Our sales and margin levels over this period have declined significantly due to the mix of product sales and inefficiencies that resulted from the shift in activity levels. The current lower oil prices have continued to place further pressure on the top-line and predictability of customer order patterns. Given these factors, we have been realigning the business and its fixed cost structure with the current business environment, aggressively closing and consolidating facilities and seeking alternate lower-cost sources for input costs, including exits of our Wolverhampton, United Kingdom and Reynosa, Mexico facilities announced during the first quarter of 2017. We are now realizing the benefit of the cost savings and operational efficiencies associated with leveraging the new lower fixed cost structure and other initiatives, as evidenced by our improvement in operating profit. We will continue to evaluate the cost structure and physical footprint of the business.
The other significant external factor impacting our financial results over the past two years is supply chain disruption within our Aerospace reportable segment. In 2015 and 2016, our two largest Aerospace distribution customers reduced their investment in on-hand inventory levels of fastener products, and their purchases of our products. This trend has moderated in the first half of 2017, as year-over-year sales are higher to these customers. While this has impacted our net sales, it also had a significant impact on prior year margin levels, as certain of these products historically commanded higher profit margins. In addition to the impact of distribution customer sales, in the first half of 2016, we also experienced lower sales, and significantly lower profit margins, as a result of production and scheduling challenges in one of our Aerospace fastener facilities, significantly lower fixed cost absorption and inefficiencies as we adjusted to the changing demand levels, and integration costs associated with our machined components facility acquisition. We established plans to address these matters, and have been executing against those plans, as evidenced by improved operating profit margins in the first half of 2017 compared to the first half of 2016, as well as on a sequential basis from the first quarter of 2017 to the second quarter of 2017.
Each year, our businesses target cost savings from continuous improvement and productivity initiatives in an effort to lower input costs or improve throughput and yield rates with a goal of at least covering inflationary and market cost increases. In addition, we continuously review our costs to ensure alignment between current demand and cost structure.

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
Our business does not experience significant seasonal fluctuation, other than our fourth quarter, which has tended to be the lowest net sales quarter of the year given holiday shutdowns in certain customers or other customers deferring capital spending to the new year. We do not consider sales order backlog to be a material factor in our business. A growing portion of our sales is derived from international sources, which exposes us to certain risks, including currency risks.
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
Certain of our businesses are sensitive to oil price movements. As noted earlier, our Arrow Engine business is most directly impacted by significant volatility in oil prices. Arrow Engine's pumpjack and other engine sales and related parts, which comprise a significant portion of the business, are impacted by oil and gas drilling levels, rig counts, well completion activities and commodity pricing. In addition, a portion of our Energy reportable segment serves upstream customers at oil well sites that have been impacted by lower oil prices. The majority of this segment provides parts for refineries and chemical plants, which may or may not decide to incur capital expenditures for preventive maintenance or capacity expansion activities, both of which require use of our gaskets and bolts, in times of fluctuating oil prices. Our Packaging reportable segment may be impacted by oil prices, as it is a significant driver of resin pricing, although we generally are able to maintain profit levels when oil prices change due to escalator/de-escalator clauses in contracts with many of our customers.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three months ended June 30,
	2017	As a Percentage of Net Sales	2016	As a Percentage of Net Sales
Net Sales
Packaging	$88,740	41.6%	$88,110	43.3%
Aerospace	47,580	22.3%	44,090	21.7%
Energy	43,490	20.4%	39,950	19.7%
Engineered Components	33,560	15.7%	31,170	15.3%
Total	$213,370	100.0%	$203,320	100.0%
Gross Profit
Packaging	$32,230	36.3%	$31,250	35.5%
Aerospace	12,350	26.0%	10,020	22.7%
Energy	7,990	18.4%	9,400	23.5%
Engineered Components	6,840	20.4%	6,410	20.6%
Total	$59,410	27.8%	$57,080	28.1%
Selling, General and Administrative Expenses
Packaging	$10,690	12.0%	$9,840	11.2%
Aerospace	5,420	11.4%	6,470	14.7%
Energy	7,880	18.1%	12,490	31.3%
Engineered Components	2,130	6.3%	2,550	8.2%
Corporate expenses	7,040	N/A	7,070	N/A
Total	$33,160	15.5%	$38,420	18.9%
Operating Profit (Loss)
Packaging	$21,540	24.3%	$21,410	24.3%
Aerospace	6,930	14.6%	3,550	8.1%
Energy	110	0.3%	(3,090)	(7.7)%
Engineered Components	4,710	14.0%	3,860	12.4%
Corporate expenses	(7,040)	N/A	(7,070)	N/A
Total	$26,250	12.3%	$18,660	9.2%
Depreciation and Amortization
Packaging	$5,600	6.3%	$5,310	6.0%
Aerospace	3,630	7.6%	3,510	8.0%
Energy	2,010	4.6%	1,170	2.9%
Engineered Components	940	2.8%	1,060	3.4%
Corporate expenses	70	N/A	80	N/A
Total	$12,250	5.7%	$11,130	5.5%

The following table summarizes financial information for our reportable segments for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six months ended June 30,
	2017	As a Percentage of Net Sales	2016	As a Percentage of Net Sales
Net Sales
Packaging	$169,700	41.1%	$168,220	41.4%
Aerospace	93,000	22.5%	84,590	20.8%
Energy	84,420	20.4%	84,700	20.9%
Engineered Components	66,080	16.0%	68,690	16.9%
Total	$413,200	100.0%	$406,200	100.0%
Gross Profit
Packaging	$57,890	34.1%	$60,120	35.7%
Aerospace	23,090	24.8%	19,650	23.2%
Energy	16,510	19.6%	18,800	22.2%
Engineered Components	13,680	20.7%	14,430	21.0%
Total	$111,170	26.9%	$113,000	27.8%
Selling, General and Administrative Expenses
Packaging	$19,500	11.5%	$20,870	12.4%
Aerospace	11,160	12.0%	12,640	14.9%
Energy	20,300	24.0%	25,500	30.1%
Engineered Components	3,990	6.0%	4,990	7.3%
Corporate expenses	14,230	N/A	13,890	N/A
Total	$69,180	16.7%	$77,890	19.2%
Operating Profit (Loss)
Packaging	$38,390	22.6%	$39,250	23.3%
Aerospace	11,930	12.8%	7,010	8.3%
Energy	(3,790)	(4.5)%	(6,700)	(7.9)%
Engineered Components	9,690	14.7%	9,440	13.7%
Corporate expenses	(14,230)	N/A	(13,890)	N/A
Total	$41,990	10.2%	$35,110	8.6%
Depreciation and Amortization
Packaging	$10,870	6.4%	$10,610	6.3%
Aerospace	7,230	7.8%	6,960	8.2%
Energy	2,950	3.5%	2,350	2.8%
Engineered Components	1,860	2.8%	2,080	3.0%
Corporate expenses	130	N/A	170	N/A
Total	$23,040	5.6%	$22,170	5.5%

Results of Operations
The principal factors impacting us during the three months ended June 30, 2017, compared with the three months ended June 30, 2016, were:

•	the impact of improved throughput and productivity in our Aerospace reportable segment, enabling this segment to achieve higher sales levels in the three months ended June 30, 2017;

•
the costs associated with exiting the facility in Reynosa, Mexico within our Energy reportable segment, under which we incurred approximately $2.7 million of charges in the three months ended June 30, 2017;

•	the impact of continued low oil prices, primarily impacting sales and profit levels in our Engineered Components reportable segment; and

•	the impact of a stronger U.S. dollar, primarily in our Packaging reportable segment.

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016
Overall, net sales increased approximately $10.1 million, or 4.9%, to $213.4 million for the three months ended June 30, 2017, as compared with $203.3 million in the three months ended June 30, 2016. Our Energy and Engineered Components reportable segments had a combined sales increase of approximately $6.0 million, primarily as a result of increased customer demand and some market stabilization despite continued low oil prices. Sales within our Aerospace reportable segment increased approximately $3.5 million, primarily due to increases in sales to distribution customers. In addition, excluding the effects of foreign currency exchange, sales within our Packaging reportable segment increased by approximately $2.1 million primarily due to increased demand for our our health, beauty and home care products in Europe and Asia, as well as increased demand for our food and beverage products. These increases were partially offset by approximately $1.6 million of net unfavorable currency exchange, primarily in our Packaging reportable segment, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 27.8% and 28.1% for the three months ended June 30, 2017 and 2016, respectively. Gross profit margin decreased primarily due to costs associated with exiting our facility in Reynosa, Mexico within our Energy reportable segment, partially offset by increased gross profit margin within our Aerospace reportable segment as a result of recent initiatives to improve production scheduling and manufacturing efficiencies. In addition, gross profit was impacted by approximately $0.9 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Operating profit margin (operating profit as a percentage of sales) approximated 12.3% and 9.2% for the three months ended June 30, 2017 and 2016, respectively. Operating profit increased approximately $7.6 million, or 40.7%, to $26.3 million for the three months ended June 30, 2017, from $18.7 million for the three months ended June 30, 2016. Operating profit and margin increased due to higher sales levels across all of our reportable segments, our initiatives to improve production scheduling and manufacturing efficiencies, primarily in our Aerospace reportable segment, and our footprint realignment activities within our Energy reportable segment.
Interest expense increased approximately $0.1 million, to $3.4 million for the three months ended June 30, 2017, as compared to $3.3 million for the three months ended June 30, 2016. Our weighted average variable rate borrowings decreased to approximately $394.0 million in the three months ended June 30, 2017, from approximately $463.6 million in the three months ended June 30, 2016. The effective weighted average interest rate on our outstanding variable rate borrowings, including our credit agreement ("Credit Agreement") and accounts receivable facilities, increased to approximately 2.5% for three months ended June 30, 2017, from approximately 2.0% for the three months ended June 30, 2016.
Other income, net was approximately $0.1 million for the three months ended June 30, 2017 and 2016, respectively, primarily due to gains on transactions denominated in foreign currencies partially offset by costs attributed to a reduction of certain indemnification assets related to uncertain tax liabilities.
The effective income tax rates for the three months ended June 30, 2017 and 2016 were 35.0% and 32.3%, respectively. The increase in the rate was primarily a result of losses at certain foreign subsidiaries where no tax benefit could be recorded, the year-over-year impact of recognizing certain tax benefits due to a lapse of a statutory limitation in the second quarter of 2016, and discrete tax expense recognized in the three months ended June 30, 2017.
Net income increased by approximately $4.4 million, to $14.9 million for the three months ended June 30, 2017, compared to $10.5 million for the three months ended June 30, 2016. The increase was primarily the result of a $7.6 million increase in operating profit, partially offset by a $3.0 million increase in income tax expense and a $0.1 million increase in interest expense.
See below for a discussion of operating results by segment.
Packaging. Net sales increased approximately $0.6 million, or 0.7%, to $88.7 million in the three months ended June 30, 2017, as compared to $88.1 million in the three months ended June 30, 2016. Sales of our health, beauty and home care products increased approximately $1.3 million primarily due to higher demand in Europe and Asia. Additionally, sales of our food and beverage products increased approximately $0.7 million and sales of our industrial closures increased approximately $0.1 million. These increases were partially offset by approximately $1.5 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $1.0 million to $32.2 million, or 36.3% of sales, in the three months ended June 30, 2017, as compared to $31.3 million, or 35.5% of sales, in the three months ended June 30, 2016. Increases in gross profit due to the higher sales levels and lower material costs were partially offset by approximately $0.9 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.

Packaging's selling, general and administrative expenses increased approximately $0.9 million to $10.7 million, or 12.0% of sales, in the three months ended June 30, 2017, as compared to $9.8 million, or 11.2% of sales, in the three months ended June 30, 2016, primarily due to an approximate $1.1 million charge to reserve an outstanding accounts receivable amount for a European customer who filed for bankruptcy.
Packaging's operating profit increased approximately $0.1 million to $21.5 million, or 24.3% of sales, in the three months ended June 30, 2017, as compared to $21.4 million, or 24.3% of sales, in the three months ended June 30, 2016, as the profit earned on higher sales levels and lower material costs was offset by a bad debt provision recorded in the second quarter of 2017 and approximately $0.6 million of unfavorable currency exchange.
Aerospace.    Net sales for the three months ended June 30, 2017 increased approximately $3.5 million, or 7.9%, to $47.6 million, as compared to $44.1 million in the three months ended June 30, 2016. This segment continues to improve its production scheduling and manufacturing efficiencies, which enabled it to increase daily production rates and ship higher levels of net sales in 2017 as compared to 2016. Sales to our distribution customers increased approximately $3.4 million, while sales to OE customers increased approximately $0.1 million.
Gross profit within Aerospace increased approximately $2.4 million to $12.4 million, or 26.0% of sales, in the three months ended June 30, 2017, from $10.0 million, or 22.7% of sales, in the three months ended June 30, 2016, primarily as a result of higher sales levels. In addition, in the second quarter of 2016, we incurred approximately $1.0 million of additional costs to improve our manufacturing throughput, which did not recur in the second quarter of 2017.
Selling, general and administrative expenses decreased approximately $1.1 million to $5.4 million, or 11.4% of sales, in the three months ended June 30, 2017, as compared to $6.5 million, or 14.7% of sales, in the three months ended June 30, 2016, primarily due to approximately $0.6 million of lower estimated uncollectable accounts receivable expenses as a result of collection of previously reserved customer balances, as well as decreased spending in certain administrative support costs.
Operating profit within Aerospace increased approximately $3.3 million to $6.9 million, or 14.6% of sales, in the three months ended June 30, 2017, as compared to $3.6 million, or 8.1% of sales, in the three months ended June 30, 2016. Operating profit improved primarily as a result of higher sales levels and continued improvement in production scheduling and manufacturing efficiencies, as well as lower selling, general and administrative expenses.
Energy.    Net sales for the three months ended June 30, 2017 increased approximately $3.5 million, or 8.9%, to $43.5 million, as compared to $40.0 million in the three months ended June 30, 2016. Sales increased by approximately $5.2 million in North America, primarily due to increased customer demand and increasing our share of current year turnaround activity. The increase was partially offset by a decrease in net sales of approximately $1.7 million in Europe, primarily due to exiting our facility in Wolverhampton, United Kingdom.
Gross profit within Energy decreased approximately $1.4 million to $8.0 million, or 18.4% of sales, in the three months ended June 30, 2017, as compared to $9.4 million, or 23.5% of sales, in the three months ended June 30, 2016. During the second quarter of 2017, we incurred approximately $2.7 million of costs associated with exiting our facility in Reynosa, Mexico, which included approximately $1.5 million for estimated future unrecoverable lease obligations, net of estimated sublease recoveries, for the lease that expires in 2025, and approximately $1.2 million of charges related to accelerated depreciation expense as a result of shortening the expected lives on certain machinery, equipment and leasehold improvement assets that the Company no longer used following the facility closure. The decrease was partially offset by an increase in gross profit in North America due to higher sales levels, savings achieved from ongoing footprint realignment initiatives and improvements in manufacturing efficiencies within our Houston, Texas manufacturing facility.
Selling, general and administrative expenses within Energy decreased approximately $4.6 million to $7.9 million, or 18.1% of sales, in the three months ended June 30, 2017, as compared to $12.5 million, or 31.3% of sales, in the three months ended June 30, 2016. Selling, general and administrative expenses decreased by approximately $3.0 million as a result of lower costs related to previously closed facilities in the second quarter of 2017 as compared with the second quarter of 2016, and by approximately $0.3 million as a result of lower third-party professional fees. The remaining $1.3 million decrease was primarily due to lower ongoing costs associated with the Company's current footprint following completion of significant realignment activities.
Operating profit within Energy increased approximately $3.2 million to approximately $0.1 million of profit, or 0.3% of sales, in the three months ended June 30, 2017, as compared to a loss of $3.1 million, or 7.7% of sales, in the three months ended June 30, 2016, as a result of lower selling, general and administrative expenses related to prior footprint realignment activities, higher sales levels and improved manufacturing efficiencies, which more than offset the costs incurred associated with the closure of our Reynosa Mexico facility in the second quarter of 2017.

Engineered Components.    Net sales for the three months ended June 30, 2017 increased approximately $2.4 million, or 7.7%, to $33.6 million, as compared to $31.2 million in the three months ended June 30, 2016. Sales of our engines and compression-related products increased by approximately $1.7 million, as we experienced improved demand levels compared with prior year consistent with drilling activity in the United States and Canada and continued stabilization of oil prices. Sales of our industrial cylinders increased by approximately $0.7 million, primarily due to increased demand for large high pressure gas cylinders in industrial applications.
Gross profit within Engineered Components increased approximately $0.4 million to $6.8 million, or 20.4% of sales, in the three months ended June 30, 2017, from $6.4 million, or 20.6% of sales, in the three months ended June 30, 2016. Gross profit and related margin increased primarily as a result of higher sales levels and fixed cost leverage related to sales of oil-field engines and compression-related products.
Selling, general and administrative expenses decreased approximately $0.5 million to $2.1 million, or 6.3% of sales, in the three months ended June 30, 2017, as compared to $2.6 million, or 8.2% of sales, in the three months ended June 30, 2016 primarily due to lowering our ongoing operating costs consistent with lower than historical demand levels.
Operating profit within Engineered Components increased approximately $0.8 million to $4.7 million, or 14.0% of sales, in the three months ended June 30, 2017, as compared to $3.9 million, or 12.4% of sales, in the three months ended June 30, 2016. Operating profit increased primarily due to higher sales levels, while operating profit margin as a percentage of sales improved as a result of cost reduction actions taken to better align our cost structure with demand levels.
Corporate Expenses.    Corporate expenses consist of the following (dollars in millions):

	Three months ended June 30,
	2017	2016
Corporate operating expenses	$2.3	$2.5
Employee costs and related benefits	4.7	4.6
Corporate expenses	$7.0	$7.1
Corporate expenses decreased approximately $0.1 million to $7.0 million for the three months ended June 30, 2017, from $7.1 million for the three months ended June 30, 2016. Corporate operating expenses decreased approximately $0.2 million, partially offset by an increase in employee costs and related benefits of approximately $0.1 million, primarily due to an increase in expense related to the timing and estimated attainment of our incentive compensation plans.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016
Overall, net sales increased approximately $7.0 million, or 1.7%, to $413.2 million for the six months ended June 30, 2017, as compared with $406.2 million in the six months ended June 30, 2016. Sales within our Aerospace reportable segment increased approximately $8.4 million, with increases in sales to distribution and OE customers, as a result of improved manufacturing throughput. In addition, excluding the effects of foreign currency exchange, sales within our Packaging reportable segment increased by approximately $4.8 million primarily due to increased demand for our industrial closures in North America and Europe and for our health, beauty and home care products in Europe and Asia. These increases were partially offset by the year-over-year decrease of approximately $2.6 million in our Engineered Components reportable segment, primarily as a result of industrial cylinder customers' consolidations. Our sales were also impacted by approximately $3.5 million of net unfavorable currency exchange, primarily in our Packaging reportable segment, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 26.9% and 27.8% for the six months ended June 30, 2017 and 2016, respectively. Gross profit margin decreased primarily due to costs associated with the consolidation of manufacturing facilities in India and to finalize the move to a new Mexico facility, both within our Packaging reportable segment, as well as costs associated with the closure of the Reynosa, Mexico facility within our Energy reportable segment. In addition, gross profit decreased compared to the prior year period by approximately $1.7 million as a result of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. These decreases were partially offset by improved manufacturing efficiency levels and reduced manufacturing spend, primarily within our Aerospace reportable segment.

Operating profit margin (operating profit as a percentage of sales) approximated 10.2% and 8.6% for the six months ended June 30, 2017 and 2016, respectively. Operating profit increased approximately $6.9 million, or 19.6%, to $42.0 million for the six months ended June 30, 2017, compared to $35.1 million for the six months ended June 30, 2016. Operating profit and margin increased as a result of higher sales levels in our Aerospace and Packaging reportable segments, our productivity initiatives to improve scheduling and throughput, particularly in our Aerospace reportable segment, and our footprint realignment activities within our Energy reportable segment. These factors were partially offset by the costs incurred in the first half of 2017 associated with footprint consolidation and relocation projects within our Packaging and Energy reportable segments.
Interest expense increased approximately $0.2 million, to $7.0 million, for the six months ended June 30, 2017, as compared to $6.8 million for the six months ended June 30, 2016. The increase in interest expense was primarily due to an increase in our interest rates, which more than offset lower average borrowings. Our weighted average variable rate borrowings decreased to approximately $404.0 million in the six months ended June 30, 2017, from approximately $469.2 million in the six months ended June 30, 2016. However, the effective weighted average interest rate on our outstanding variable rate borrowings, including our Credit Agreement and accounts receivable facilities, increased to approximately 2.6% for the six months ended June 30, 2017, from approximately 2.0% for the six months ended June 30, 2016.
Other income (expense), net increased approximately $0.7 million, to $0.6 million of other expense, net for the six months ended June 30, 2017, from $0.1 million of other income, net for the six months ended June 30, 2016, primarily due to an increase in losses on transactions denominated in foreign currencies.
The effective income tax rates for the six months ended June 30, 2017 and 2016 were 36.6% and 33.9%, respectively. The increase in the rate was primarily a result of losses at certain foreign subsidiaries where no tax benefit could be recorded, the year-over-year impact of recognizing certain tax benefits due to a lapse of a statutory limitation in the first six months of 2016, and a change in the Company's indefinite reinvestment assertion in undistributed foreign earnings in two of its foreign subsidiaries. These increases were partially offset by a discrete tax benefit related to stock compensation recognized in the six months ended June 30, 2017.
Net income from continuing operations increased by approximately $3.0 million, to $21.8 million for the six months ended June 30, 2017, compared to $18.8 million for the six months ended June 30, 2016. The increase was primarily the result of a $6.9 million increase in operating profit, partially offset by a $3.0 million increase in income tax expense, a $0.7 million increase in other expense, net and a $0.2 million increase in interest expense.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $1.5 million, or 0.9%, to $169.7 million in the six months ended June 30, 2017, as compared to $168.2 million in the six months ended June 30, 2016. Sales of our health, beauty and home care products increased approximately $2.5 million primarily due to higher demand in Europe and Asia. Sales of our industrial closures increased approximately $1.5 million due to higher demand in North America and Europe. Additionally, sales of our food and beverage products increased approximately $0.8 million. These increases were partially offset by approximately $3.3 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's gross profit decreased approximately $2.2 million to $57.9 million, or 34.1% of sales, in the six months ended June 30, 2017, as compared to $60.1 million, or 35.7% of sales, in the six months ended June 30, 2016. Although sales levels increased, gross profit decreased due to approximately $1.4 million of costs to consolidate manufacturing facilities in India and to finalize the move to a new facility in Mexico in the first quarter of 2017. In addition, gross profit declined due to approximately $1.7 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's selling, general and administrative expenses decreased approximately $1.4 million to $19.5 million, or 11.5% of sales, in the six months ended June 30, 2017, as compared to $20.9 million, or 12.4% of sales, in the six months ended June 30, 2016. The decrease was primarily due to higher costs incurred in the first quarter of 2016 in connection with re-organizing our go-to-market strategy based on global product categories, as well as generally lower go-forward spending levels resulting from this reorganization. The decrease was partially offset by an approximate $1.1 million charge recorded in the second quarter of 2017 to reserve an outstanding accounts receivable amount for a European customer who filed for bankruptcy.
Packaging's operating profit decreased approximately $0.9 million to $38.4 million, or 22.6% of sales, in the six months ended June 30, 2017, as compared to $39.3 million, or 23.3% of sales, in the six months ended June 30, 2016. Although sales levels increased and selling, general and administrative expenses decreased, operating profit and related margin declined as a result of costs incurred to consolidate facilities in India and finalize the move to a new manufacturing facility in Mexico, as well as an approximate $1.1 million charge recorded in the second quarter of 2017 to reserve an outstanding accounts receivable amount and approximately $1.2 million of unfavorable currency exchange.

Aerospace.    Net sales for the six months ended June 30, 2017 increased approximately $8.4 million, or 9.9%, to $93.0 million, as compared to $84.6 million in the six months ended June 30, 2016. This segment continues to improve its production scheduling and manufacturing efficiencies, which enabled it to increase daily production rates and ship higher levels of net sales in 2017 as compared to 2016. Sales to our distribution customers increased approximately $6.6 million, as the order patterns continued to stabilize and increase in 2017 as compared to the lower and more volatile levels throughout 2016. Sales to our OE customers increased approximately $1.6 million.
Gross profit within Aerospace increased approximately $3.4 million to $23.1 million, or 24.8% of sales, in the six months ended June 30, 2017, from $19.7 million, or 23.2% of sales, in the six months ended June 30, 2016, primarily as a result of higher sales levels. In addition, in the first half of 2016, we incurred additional costs and experienced lower fixed cost absorption associated with production scheduling and manufacturing inefficiencies, primarily in our Commerce, CA facility. We have improved the efficiency levels during the first half of 2017 and reduced manufacturing spend levels despite higher demand level in this facility. These improvements were partially offset by higher costs due to manufacturing costs and inefficiencies at our standard fastener facility in Ottawa, KS.
Selling, general and administrative expenses decreased approximately $1.5 million to $11.2 million, or 12.0% of sales, in the six months ended June 30, 2017, as compared to $12.6 million, or 14.9% of sales, in the six months ended June 30, 2016, primarily due to approximately $0.8 million reduced expense to reserve for past due accounts receivable as a result of collection of previously reserved customer balances, approximately $0.3 million of decreases in professional fees and decreased spending in certain administrative support costs.
Operating profit within Aerospace increased approximately $4.9 million to $11.9 million, or 12.8% of sales, in the six months ended June 30, 2017, as compared to $7.0 million, or 8.3% of sales, in the six months ended June 30, 2016. Operating profit improved primarily as a result of higher sales levels, continued improvement in production scheduling and manufacturing efficiencies and lower selling, general and administrative expenses.
Energy.    Net sales for the six months ended June 30, 2017 decreased approximately $0.3 million, or 0.3%, to $84.4 million, as compared to $84.7 million in the six months ended June 30, 2016. Sales increased approximately $2.2 million in North America and $0.5 million in Asia primarily due to increased customer demand and increasing our share of turnaround activity. These increases were more than offset by a decrease in net sales of approximately $3.0 million in Europe, primarily due to exiting our facility in Wolverhampton, United Kingdom.
Gross profit within Energy decreased approximately $2.3 million to $16.5 million, or 19.6% of sales, in the six months ended June 30, 2017, as compared to $18.8 million, or 22.2% of sales, in the six months ended June 30, 2016. During the second quarter of 2017, we incurred approximately $2.7 million of costs associated with exiting our facility in Reynosa, Mexico, which included approximately $1.5 million for estimated net future unrecoverable lease obligations for the lease that expires in 2025, and approximately $1.2 million of charges related to accelerated depreciation expense on certain machinery, equipment and leasehold improvement assets that the Company no longer used following the facility closure. The decrease was partially offset by an increase in gross profit in North America due to higher sales levels, savings achieved from ongoing footprint realignment initiatives and improvements in manufacturing efficiencies within our Houston, Texas manufacturing facility.
Selling, general and administrative expenses within Energy decreased approximately $5.2 million to $20.3 million, or 24.0% of sales, in the six months ended June 30, 2017, as compared to $25.5 million, or 30.1% of sales, in the six months ended June 30, 2016. Selling, general and administrative expenses decreased by approximately $2.0 million as a result of lower costs related to previously closed facilities in the first half of 2017 as compared to the first half of 2016, approximately $1.0 million as a result of an increase in reserves for past due accounts receivable in the first half of 2016 that did not repeat in the first half of 2017, and by approximately $0.8 million as a result of lower third-party professional fees. The remaining $1.4 million decrease was primarily due to lower ongoing costs associated with the Company's current operating footprint following completion of significant realignment activities.
Overall, operating loss within Energy decreased approximately $2.9 million to a $3.8 million loss, or 4.5% of sales, in the six months ended June 30, 2017, as compared to a $6.7 million loss, or 7.9% of sales, in the six months ended June 30, 2016, as a result of lower selling, general and administrative expenses related to prior footprint realignment activities, improved manufacturing efficiencies and lower bad debt expense, which more than offset the costs incurred associated with the closure of our Reynosa, Mexico facility.

Engineered Components.    Net sales for the six months ended June 30, 2017 decreased approximately $2.6 million, or 3.8%, to $66.1 million, as compared to $68.7 million in the six months ended June 30, 2016. Sales of our industrial cylinders decreased by approximately $3.7 million, primarily due to the impact of certain of our large customers consolidating operations and lowering their current sales demand. Sales of our oil-field engines and compression-related products increased by approximately $1.1 million primarily due to increases in drilling activity in the United States and Canada and the continued stabilization of oil prices.
Gross profit within Engineered Components decreased approximately $0.7 million to $13.7 million, or 20.7% of sales, in the six months ended June 30, 2017, from $14.4 million, or 21.0% of sales, in the six months ended June 30, 2016. Gross profit from sales of our industrial cylinders decreased approximately $1.5 million as a result of lower sales in the U.S. industrial packaged gas market. Gross profit from sales of our engines and compression-related products increased approximately $0.8 million due to higher sales levels and leveraging our lower fixed cost structure.
Selling, general and administrative expenses decreased approximately $1.0 million to $4.0 million, or 6.0% of sales, in the six months ended June 30, 2017, as compared to $5.0 million, or 7.3% of sales, in the six months ended June 30, 2016 primarily due to lowering our ongoing operating costs consistent with lower than historical demand levels.
Operating profit within Engineered Components increased approximately $0.3 million to $9.7 million, or 14.7% of sales, in the six months ended June 30, 2017, as compared to operating profit of $9.4 million, or 13.7% of sales, in the six months ended June 30, 2016. Operating profit and related margin improved primarily due to increased sales levels of our oil-field engines and compression-related products and better leveraging of our lower fixed cost structure.
Corporate Expenses.    Corporate expenses consist of the following (dollars in millions):

	Six months ended June 30,
	2017	2016
Corporate operating expenses	$4.7	$4.4
Employee costs and related benefits	9.5	9.5
Corporate expenses	$14.2	$13.9
Corporate expenses increased approximately $0.3 million to $14.2 million for the six months ended June 30, 2017, from $13.9 million for the six months ended June 30, 2016 primarily due to a favorable property tax assessment settlement of approximately $0.4 million for a former business unit during 2016 that did not repeat in 2017.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were approximately $49.6 million for the six months ended June 30, 2017, as compared to approximately $32.9 million for the six months ended June 30, 2016. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:

•
For the six months ended June 30, 2017, the Company generated approximately $53.9 million of cash, based on the reported net income of approximately $21.8 million and after considering the effects of non-cash items related to losses on dispositions of assets, depreciation, amortization, changes in deferred income taxes, stock-based compensation and other operating activities. For the six months ended June 30, 2016, the Company generated approximately $46.5 million in cash flows based on the reported net income of approximately $18.8 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $11.5 million and $3.7 million for the six months ended June 30, 2017 and 2016, respectively. The increased use of cash for each of the six month periods is due primarily to the timing of sales and collection of cash within the periods. Days sales outstanding of receivables decreased by three days as of June 30, 2017 as compared to June 30, 2016, primarily as a result of our increased focus on collections activity.

•
For the six months ended June 30, 2017, we reduced our investment in inventory by approximately $2.9 million, primarily as a result of our footprint consolidation and relocation projects and our increased focus on working capital management, as we did not need to make significant investments in additional inventory despite the increase in sales. For the six months ended June 30, 2016, we reduced our investment in inventory by approximately $1.1 million.

•
Decreases in prepaid expenses and other assets resulted in a cash source of approximately $6.3 million and $10.7 million for the six months ended June 30, 2017 and 2016, respectively, primarily as a result of the timing of payments made for income taxes and certain operating expenses.

•
Decreases in accounts payable and accrued liabilities resulted in a cash use of approximately $1.9 million and $21.7 million for the six months ended June 30, 2017 and 2016, respectively. The change in cash used for accounts payable and accrued liabilities is primarily a result of higher levels of purchases in 2017, as well as the timing of payments made to suppliers and the mix of vendors and related terms. There was no significant change in our days accounts payable on hand as of June 30, 2017 compared to June 30, 2016.

Net cash used for investing activities for the six months ended June 30, 2017 and 2016 was approximately $15.1 million and $12.8 million, respectively. During the first six months of 2017, we incurred approximately $16.9 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of property and equipment was approximately $1.8 million. During the first six months of 2016, we incurred approximately $13.0 million in capital expenditures and received cash from the disposition of property and equipment of approximately $0.1 million.
Net cash used for financing activities for the six months ended June 30, 2017 and 2016 was approximately $32.5 million and $15.9 million, respectively. During the first six months of 2017, we made net repayments of approximately $24.9 million on our revolving credit and accounts receivable facilities, and repaid approximately $6.9 million on our term loan. We also used a net cash amount of approximately $0.5 million related to our stock compensation arrangements. During the first six months of 2016, we made net repayments of approximately $8.5 million on our revolving credit and accounts receivable facilities, and repaid approximately $7.0 million on our term loan. We also used a net cash amount of approximately $0.7 million related to our stock compensation arrangements.

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
At June 30, 2017, approximately $250.9 million was outstanding on the Term Loan A Facility and approximately $47.7 million was outstanding on the revolving credit facility. The Credit Agreement allows issuance of letters of credit, not to exceed $40.0 million in aggregate, against revolving credit facility commitments, of which approximately $16.3 million was outstanding at June 30, 2017.
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
We may be required to prepay a portion of our Term Loan A Facility in an amount equal to a percentage of our excess cash flow, as defined, which such percentage will be based on our leverage ratio, as defined. As of June 30, 2017, no amounts are due under this provision.
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). Our permitted leverage ratio under the Credit Agreement is 3.50 to 1.00 as of June 30, 2017. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual leverage ratio was 2.34 to 1.00 at June 30, 2017. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of June 30, 2017. Our actual interest expense coverage ratio was 12.12 to 1.00 at June 30, 2017. At June 30, 2017, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended June 30, 2017 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended June 30, 2017
Net loss	$(36,740)
Bank stipulated adjustments:
Interest expense	13,940
Depreciation and amortization	45,730
Extraordinary non-cash charges	98,900
Non-cash compensation expense(1)	6,140
Other non-cash expenses or losses	13,190
Non-recurring expenses or costs relating to cost saving projects(2)	10,330
Acquisition integration costs(3)	350
Consolidated Bank EBITDA, as defined	$151,840

	June 30, 2017
Total Consolidated Indebtedness, as defined(4)	$354,720
Consolidated Bank EBITDA, as defined	151,840
Actual leverage ratio	2.34	x
Covenant requirement	3.50	x

Twelve Months Ended June 30, 2017
Interest expense	$13,940
Bank stipulated adjustments:
Non-cash amounts attributable to amortization of financing costs	(1,410)
Total Consolidated Cash Interest Expense, as defined	$12,530

	June 30, 2017
Consolidated Bank EBITDA, as defined	$151,840
Total Consolidated Cash Interest Expense, as defined	12,530
Actual interest expense coverage ratio	12.12	x
Covenant requirement	3.00	x
_____________________________

(1)	Non-cash compensation expenses resulting from the grant of restricted shares and units of common stock and common stock options.

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

Another important source of liquidity is our $75.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. Our available liquidity under our accounts receivable facility has ranged from approximately $49 million to $66 million, depending on the level of our receivables outstanding at a given point in time during the year. We had approximately $52.0 million and $45.5 million outstanding under the facility as of June 30, 2017 and December 31, 2016, respectively, and approximately $9.8 million and $10.1 million available but not utilized as of June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, we had approximately $47.7 million outstanding under our revolving credit facility and had approximately $436.0 million potentially available after giving effect to approximately $16.3 million of letters of credit issued and outstanding. At December 31, 2016, we had approximately $75.9 million outstanding under our revolving credit facility and had approximately $408.2 million potentially available after giving effect to approximately $15.9 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, as of June 30, 2017 and December 31, 2016, we had approximately $176.7 million and $126.5 million, respectively, of borrowing capacity available for general corporate purposes.
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
The combined weighted average monthly amounts outstanding on our Credit Agreement and accounts receivable facilities during the first six months of 2017 approximated $404.0 million, compared to the weighted average monthly amounts outstanding during the first six months of 2016 of approximately $469.2 million. The overall decrease is primarily due to cash generated and used to repay amounts outstanding on our revolving credit facilities.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. While the majority of our cash on hand as of June 30, 2017 is located in jurisdictions outside the U.S., given aggregate available funding under our revolving credit and accounts receivable facilities of $176.7 million at June 30, 2017 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future.
Our exposure to interest rate risk results from the variable rates under our Credit Agreement. Borrowings under the Credit Agreement bear interest at various rates, as more fully described in Note 7, "Long-term Debt," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q. We use interest rate swap agreements to fix the LIBOR-based variable portion of the interest rates on our term loan facility. As of June 30, 2017, we had interest rate swap agreements in place that hedge a declining notional value of debt ranging from approximately $238.4 million to approximately $192.7 million, with established fixed interest rates in a range of 0.74% to 2.68%, with various expiration terms extending to June 30, 2020.
We are subject to variable interest rates on our term loan, revolving credit and accounts receivable facilities. At June 30, 2017, 1-Month LIBOR approximated 1.22%. Based on our variable rate-based borrowings outstanding at June 30, 2017, and after consideration of the interest rate swap agreement associated with our Term Loan A Facility, a 1% increase in the per annum interest rate would increase our interest expense by approximately $1.1 million annually.
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
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On June 9, 2017, Moody's affirmed a rating of Ba3 to our senior secured credit facilities, as presented in Note 7, "Long-term Debt" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also affirmed a Ba3 to our Corporate Family Rating and maintained its outlook as stable. On June 23, 2017, Standard & Poor's affirmed a BB- corporate credit rating to our credit facilities and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
The past few years have been a period of significant change for TriMas, with portfolio reshaping as part of spinning-off our former Cequent business in 2015, various acquisitions within our Packaging and Aerospace businesses and significant reductions in our fixed cost structure in response to challenging macroeconomic conditions. In addition, we underwent a CEO leadership transition in July 2016, and have a renewed focus on optimizing the financial performance of our current portfolio of businesses. We have also implemented a redefined TriMas Business Model that establishes the major tenants of how we now operate in 2017 and will in future years.
We remain cautiously optimistic about the possibility for growth in 2017, particularly focused on growth programs in our Packaging and Aerospace reportable segments, and have realized year-over-year growth in both of these segments during the first half of 2017. In addition, while uncertainty still exists with respect to the broader macroeconomic environment, there are signs of stabilization in certain of our key end markets, most notably within the Aerospace distribution channel, where year-over-year sales increased in the first half of 2017 compared to the first half of 2016, and increased quoting activity for upstream oil and gas-related business. There remains the potential that the new U.S. presidential administration might accelerate the U.S. industrial economy, which would benefit us given a majority of our sales and production is in the U.S. While these additional factors would be positive for TriMas, we are not counting on significant market improvement. Rather, we remain focused on managing internal projects that we control, including continued application of the TriMas Business Model within Energy and Aerospace to improve our manufacturing processes and product delivery, pruning our product portfolios to de-emphasize or no longer sell certain lower-margin products within certain regions, and seeking lower-cost sources for input costs, all while continuously assessing our manufacturing footprint and fixed cost structure.
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
During the quarter ended June 30, 2017, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2016.

In completing our 2016 assessment of goodwill and indefinite-lived intangible assets, the fair value of the Aerospace reporting unit equaled carrying value following our recognition of goodwill and intangible asset impairment charges in the fourth quarter of 2016. All other reporting units with goodwill had an implied fair value greater than carrying value by more than 89% in our last quantitative assessment. The amount of remaining goodwill attributable to the Aerospace reporting unit was approximately $146.4 million as of each of June 30, 2017 and December 31, 2016. We have not identified any events or changes in circumstances that could reasonably be expected to have an other than temporary effect on the significant assumptions used in estimating the fair value of our Aerospace or other reporting units with goodwill.

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
Evaluation of disclosure controls and procedures
As of June 30, 2017, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
At the Company’s Annual Meeting of Stockholders on May 16, 2017, the stockholders of the Company approved the TriMas Corporation 2017 Equity and Incentive Compensation Plan (the “2017 Plan”). The following description of the 2017 Plan is qualified in its entirety by reference to the 2017 Plan, which is filed as Exhibit 10.1 to this report and incorporated herein by reference.

In general, the 2017 Plan will be administered by the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors (the “Board”) (or its successor) or any other committee of the Board designated by the Board, as applicable. The Compensation Committee may from time to time delegate all or any part of its authority under the 2017 Plan to a subcommittee. The 2017 Plan will enable the Compensation Committee to provide equity and incentive compensation to (1) the Company’s officers and other key employees (and those of its subsidiaries), including persons who have agreed to commence serving in such capacity within 90 days of the grant of the applicable award, (2) the Company’s non-employee directors and (3) certain other individuals who provide employee-type services. Pursuant to the 2017 Plan, the Company may grant equity-based or cash compensation generally in form of stock options, appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents, other stock-based awards and cash incentive awards upon terms and conditions as further described in the 2017 Plan. The 2017 Plan will permit the Company to grant awards that may be able to qualify as “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”) and awards that are not intended to so qualify.

Subject to adjustment as described in the 2017 Plan, and subject to the 2017 Plan’s share counting rules, a total of 2,000,000 shares of common stock are available for awards granted under the 2017 Plan. These shares may be shares of original issuance or treasury shares, or a combination of both. The aggregate number of shares available under the 2017 Plan will be reduced by one share of common stock for every one share subject to an award granted under the 2017 Plan. Shares underlying certain awards under the 2017 Plan that expire or are forfeited, cancelled or settled for cash (or are unearned) will again be available under the 2017 Plan, as further described in the 2017 Plan.

The 2017 Plan also provides that, subject to adjustment as described in the 2017 Plan:

•	the aggregate number of shares of common stock actually issued or transferred upon the exercise of incentive stock options will not exceed 2,000,000 shares of common stock;

•
no participant will be granted stock options and/or appreciation rights, in the aggregate, for more than 750,000 shares of common stock during any calendar year, except that such limit is multiplied by two for a participant’s first year of service with the Company or any subsidiary;

•
no participant will be granted awards of restricted stock, restricted stock units, performance shares and/or other stock-based awards that are intended to qualify as “qualified performance-based compensation” under Section 162(m) (“Qualified Performance-Based Awards”), in the aggregate, for more than 750,000 shares of common stock during any calendar year, except that such limit is multiplied by two for a participant’s first year of service with the Company or any subsidiary;

•
no participant in any calendar year will receive an award of performance units and/or certain other awards payable in cash (excluding cash incentive awards) that are Qualified Performance-Based Awards having an aggregate maximum value as of their respective grant dates in excess of $4,000,000, except that such limit is multiplied by two for a participant’s first year of service with the Company or any subsidiary; and

•
generally, no non-employee director will be granted, in any period of one calendar year, awards under the 2017 Plan having an aggregate maximum value at the date of grant (calculating the value of any such awards based on the grant date fair value for financial reporting purposes), taken together with any cash fees payable to the non-employee director for the calendar year, in excess of $500,000 ($600,000 with respect to a non-executive chairperson), except that such limit may be increased to $650,000 ($750,000 with respect to a non-executive chairperson).

The 2017 Plan permits the Compensation Committee to make certain performance-based awards to participants under the 2017 Plan, which awards will be earned based upon the achievement of management objectives. The management objectives underlying each such award will be determined by the Compensation Committee based on one or more, or a combination, of the following metrics if the award is a Qualified Performance-Based Award:

•
Profits (e.g., gross profit, gross profit growth, operating income, earnings before or after deduction for all or any portion of interest, taxes, depreciation or amortization, net income (before or after taxes), consolidated net income, net earnings, net sales, cost of sales, basic or diluted earnings per share (before or after taxes), residual or economic earnings, net operating profit (before or after taxes), or economic profit);

•
Cash Flow (e.g., actual or adjusted earnings before or after interest, taxes, depreciation and/or amortization (including EBIT and EBITDA), free cash flow, free cash flow with or without specific capital expenditure target or range, including or excluding divestments and/or acquisitions, operating cash flow, total cash flow, cash flow in excess of cost of capital or residual cash flow, or cash flow return on investment);

•	Returns (e.g., profits or cash flow returns on: assets, investment, capital, invested capital, net capital employed, equity, or sales);

•	Working Capital (e.g., working capital targets, working capital divided by sales, days’ sales outstanding, days’ sales inventory, or days’ sales in payables);

•	Profit Margins (e.g., profits divided by revenues or gross margins and material margins divided by revenues);

•	Liquidity Measures (e.g., debt-to-capital, debt-to-EBITDA, or total debt ratio);

•
Sales Growth, Gross Margin Growth, Cost Initiative and Stock Price Metrics (e.g., revenue, net revenue, revenue growth, net revenue growth, revenue growth outside the United States, gross margin and gross margin growth, material margin and material margin growth, stock price appreciation, total return to stockholders, sales and administrative costs divided by sales, or sales and administrative costs divided by profits); and

•
Strategic Initiative Key Deliverable Metrics consisting of one or more of the following: product development; strategic partnering; research and development; vitality index; market penetration; market share; geographic business expansion goals; expense targets or cost reduction goals; general and administrative expense savings; selling, general and administrative expenses; objective measures of client/customer satisfaction; employee satisfaction; employee retention; management of employment practices and employee benefits; supervision of litigation and information technology; productivity ratios; economic value added (or another measure of profitability that considers the cost of capital employed); product quality; sales of new products; or goals relating to acquisitions or divestitures of subsidiaries, affiliates and joint ventures.

The Board generally will be able to amend the 2017 Plan, subject to stockholder approval in certain circumstances as described in the 2017 Plan.

Item 6.    Exhibits
Exhibits Index:

3.1(a)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Third Amended and Restated By-laws of TriMas Corporation.
10.1	TriMas Corporation 2017 Equity and Incentive Compensation Plan.
10.2	Amendment No. 8, effective as of April 21, 2017, to the Amended and Restated Receivables Transfer Agreement.
10.3
Sixth Amended and Restated Fee Letter, dated as of April 21, 2017, among Wells Fargo Bank, National Association, as Administrative Agent, TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, and the persons from time to time party thereto as Purchasers.

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

TRIMAS CORPORATION (Registrant)

/s/ ROBERT J. ZALUPSKI

Date:	July 27, 2017	By:	Robert J. Zalupski Chief Financial Officer