Form 10-Q
period 2017-09-30
TRIMAS CORP
filed 2017-10-26
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 19, 2017, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,721,160 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to: general economic and currency conditions; material and energy costs; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; competitive factors; future trends; our ability to realize our business strategies; our ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; the performance of our subcontractors and suppliers; supply constraints; market demand; technology factors; intellectual property factors; litigation; government and regulatory actions; our leverage; liabilities imposed by our debt instruments; labor disputes; changes to fiscal and tax policies; contingent liabilities relating to acquisition activities; information technology factors; the disruption of operations from catastrophic or extraordinary events, including natural disasters; the potential impact of Brexit; tax considerations relating to the Cequent spin-off; our future prospects; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	September 30, 2017	December 31, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$24,760	$20,710
Receivables, net of reserves of approximately $5.2 million and $4.6 million as of September 30, 2017 and December 31, 2016, respectively	125,410	111,570
Inventories	160,180	160,460
Prepaid expenses and other current assets	8,800	16,060
Total current assets	319,150	308,800
Property and equipment, net	185,800	179,160
Goodwill	318,730	315,080
Other intangibles, net	199,150	213,920
Other assets	30,500	34,690
Total assets	$1,053,330	$1,051,650
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$13,810
Accounts payable	77,720	72,270
Accrued liabilities	41,600	47,190
Total current liabilities	119,320	133,270
Long-term debt, net	336,560	360,840
Deferred income taxes	5,750	5,910
Other long-term liabilities	44,740	51,910
Total liabilities	506,370	551,930
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 45,721,160 shares at September 30, 2017 and 45,520,598 shares at December 31, 2016	460	460
Paid-in capital	822,190	817,580
Accumulated deficit	(258,950)	(293,920)
Accumulated other comprehensive loss	(16,740)	(24,400)
Total shareholders' equity	546,960	499,720
Total liabilities and shareholders' equity	$1,053,330	$1,051,650

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net sales	$209,330	$202,290	$622,530	$608,490
Cost of sales	(150,500)	(144,240)	(452,530)	(437,440)
Gross profit	58,830	58,050	170,000	171,050
Selling, general and administrative expenses	(30,710)	(40,260)	(99,890)	(118,150)
Operating profit	28,120	17,790	70,110	52,900
Other expense, net:
Interest expense	(3,390)	(3,480)	(10,360)	(10,230)
Debt financing and related expenses	(6,640)	—	(6,640)	—
Other expense, net	(200)	(200)	(780)	(130)
Other expense, net	(10,230)	(3,680)	(17,780)	(10,360)
Income before income tax expense	17,890	14,110	52,330	42,540
Income tax expense	(4,760)	(5,330)	(17,360)	(14,980)
Net income	$13,130	$8,780	$34,970	$27,560
Basic earnings per share:
Net income per share	$0.29	$0.19	$0.77	$0.61
Weighted average common shares—basic	45,721,155	45,435,936	45,669,782	45,381,592
Diluted earnings per share:
Net income per share	$0.29	$0.19	$0.76	$0.60
Weighted average common shares—diluted	46,029,361	45,760,455	45,953,578	45,713,873

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$13,130	$8,780	$34,970	$27,560
Other comprehensive income (loss):
Defined benefit pension and postretirement plans (Note 13)	170	140	500	440
Foreign currency translation	910	(1,550)	4,640	(8,290)
Derivative instruments (Note 8)	2,540	630	2,520	(3,660)
Total other comprehensive income (loss)	3,620	(780)	7,660	(11,510)
Total comprehensive income	$16,750	$8,000	$42,630	$16,050

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Nine months ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$34,970	$27,560
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on dispositions of assets	3,210	1,350
Depreciation	18,890	17,710
Amortization of intangible assets	14,920	15,330
Amortization of debt issue costs	1,030	1,000
Deferred income taxes	2,420	360
Non-cash compensation expense	5,090	5,240
Tax effect from stock based compensation	—	(640)
Debt financing and related expenses	6,640	—
Increase in receivables	(12,700)	(9,790)
Increase in inventories	(580)	(4,560)
Decrease in prepaid expenses and other assets	7,110	10,780
Decrease in accounts payable and accrued liabilities	(8,590)	(17,150)
Other operating activities	240	(780)
Net cash provided by operating activities	72,650	46,410
Cash Flows from Investing Activities:
Capital expenditures	(24,120)	(22,390)
Net proceeds from disposition of property and equipment	1,800	120
Net cash used for investing activities	(22,320)	(22,270)
Cash Flows from Financing Activities:
Proceeds from issuance of senior notes	300,000	—
Repayments of borrowings on term loan facilities	(257,940)	(10,380)
Proceeds from borrowings on revolving credit and accounts receivable facilities	353,710	314,860
Repayments of borrowings on revolving credit and accounts receivable facilities	(435,250)	(324,780)
Debt financing fees	(6,070)	—
Shares surrendered upon options and restricted stock vesting to cover taxes	(480)	(1,500)
Other financing activities	(250)	760
Net cash used for financing activities	(46,280)	(21,040)
Cash and Cash Equivalents:
Net increase for the period	4,050	3,100
At beginning of period	20,710	19,450
At end of period	$24,760	$22,550
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,020	$8,870
Cash paid for taxes	$13,140	$9,130

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Nine Months Ended September 30, 2017
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2016	$460	$817,580	$(293,920)	$(24,400)	$499,720
Net income	—	—	34,970	—	34,970
Other comprehensive income	—	—	—	7,660	7,660
Shares surrendered upon options and restricted stock vesting to cover taxes	—	(480)	—	—	(480)
Non-cash compensation expense	—	5,090	—	—	5,090
Balances, September 30, 2017	$460	$822,190	$(258,950)	$(16,740)	$546,960

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a diversified industrial manufacturer of products for customers in the consumer products, aerospace, industrial, petrochemical, refinery and oil and gas end markets. The Company is principally engaged in the following reportable segments with diverse products and market channels: Packaging, Aerospace, Energy and Engineered Components. See Note 10, "Segment Information," for further information on each of the Company's reportable segments.
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
2. New Accounting Pronouncements
Recently Issued Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), which better aligns an entity's risk management activities and financial reporting for hedging relationships, simplifies hedge accounting requirements and creates more transparency around how economic results are presented in the financial statements. ASU 2017-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"). ASU 2017-07 requires that the service cost component of net period pension and postretirement benefit cost be presented in the same line item as other employee compensation costs, while the other components be presented separately as non-operating income (expense). ASU 2017-07 also allows only the service cost component to be eligible for capitalization when applicable. ASU 2017-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Since the issuance of the original standard, the FASB has issued several subsequent updates as disclosed within the Company's 2016 Annual Report on Form 10-K. The Company has evaluated the standard and its customer contracts, and as a result, does not believe the adoption of this standard will have a material impact on the amount or timing of its revenues. The Company expects to adopt this standard on January 1, 2018 utilizing the modified retrospective approach.
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
4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2017 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Energy	Engineered Components	Total
Balance, December 31, 2016	$162,090	$146,430	$—	$6,560	$315,080
Foreign currency translation and other	3,650	—	—	—	3,650
Balance, September 30, 2017	$165,740	$146,430	$—	$6,560	$318,730

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles as of September 30, 2017 and December 31, 2016 are summarized below (dollars in thousands):

	As of September 30, 2017		As of December 31, 2016
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$73,790	$(39,030)	$73,570	$(33,200)
Customer relationships, 15 – 25 years	132,230	(50,150)	132,230	(44,970)
Total customer relationships	206,020	(89,180)	205,800	(78,170)
Technology and other, 1 – 15 years	57,520	(28,480)	57,470	(26,040)
Technology and other, 17 – 30 years	43,300	(32,960)	43,300	(31,370)
Total technology and other	100,820	(61,440)	100,770	(57,410)
Indefinite-lived intangible assets:
Trademark/Trade names	42,930	—	42,930	—
Total other intangible assets	$349,770	$(150,620)	$349,500	$(135,580)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Technology and other, included in cost of sales	$1,280	$1,460	$3,990	$4,230
Customer relationships, included in selling, general and administrative expenses	3,650	3,680	10,930	11,100
Total amortization expense	$4,930	$5,140	$14,920	$15,330
5. Inventories
Inventories consist of the following components (dollars in thousands):

	September 30, 2017	December 31, 2016
Finished goods	$89,600	$95,290
Work in process	24,890	22,930
Raw materials	45,690	42,240
Total inventories	$160,180	$160,460

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	September 30, 2017	December 31, 2016
Land and land improvements	$15,180	$14,910
Buildings	72,770	71,100
Machinery and equipment	295,500	281,180
	383,450	367,190
Less: Accumulated depreciation	197,650	188,030
Property and equipment, net	$185,800	$179,160
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Depreciation expense, included in cost of sales	$5,440	$5,120	$17,380	$15,590
Depreciation expense, included in selling, general and administrative expenses	400	610	1,510	2,120
Total depreciation expense	$5,840	$5,730	$18,890	$17,710
7. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	September 30, 2017	December 31, 2016
4.875% Senior Notes due October 2025	$300,000	$—
Credit Agreement	37,510	333,720
Receivables facility and other	7,000	45,650
Debt issuance costs	(7,950)	(4,720)
	336,560	374,650
Less: Current maturities, long-term debt	—	13,810
Long-term debt, net	$336,560	$360,840
Senior Notes
In September 2017, the Company issued $300.0 million aggregate principal amount of 4.875% senior notes due October 15, 2025 ("Senior Notes") at par value in a private placement under Rule 144A of the Securities Act of 1933, as amended. The Company used the proceeds from the offering to fully repay the $250.9 million principal, plus $0.4 million related interest, outstanding on its former senior secured term loan A facility due 2020 ("Term Loan A Facility"), repay approximately $41.7 million of outstanding obligations under the Company's accounts receivable facility, pay fees and expenses of $5.0 million related to the Senior Notes offering, pay fees and expenses of $1.1 million related to amending its existing credit agreement, with the remaining amount retained as cash on its consolidated balance sheet. Of the $5.0 million of fees and expenses related to the Senior Notes, approximately $4.9 million was capitalized as debt issuance costs and approximately $0.1 million was recorded as debt financing and related expenses in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Senior Notes accrue interest at a rate of 4.875% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2018. The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis, by certain subsidiaries of the Company (each a "Guarantor" and collectively the "Guarantors"). The Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
Prior to October 15, 2020, the Company may redeem up to 35% of the principal amount of the Senior Notes at a redemption price of 104.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of one or more equity offerings provided that each such redemption occurs within 90 days of the date of closing of each such equity offering. In addition, the Company may redeem all or part of the Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus a "make whole" premium. On or after October 15, 2020, the Company may redeem all or part of the Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the twelve-month period beginning on October 15 of the years indicated below:

Year	Percentage
2020	102.438%
2021	101.219%
2022 and thereafter	100.000%
As of September 30, 2017, the Company's Senior Notes traded at approximately 100.3% of par value. This valuation was determined based on Level 2 inputs under the fair value hierarchy, as defined.
Credit Agreement
In September 2017, the Company amended its existing credit agreement ("Credit Agreement") in connection with the Senior Notes offering and extended the maturity date, increased the permitted borrowings denominated in specific foreign currencies from $75.0 million to $125.0 million, removed the Term Loan A Facility and resized the revolving credit facility. The Company incurred fees and expenses of approximately $1.1 million related to the amendment, all of which was capitalized as debt issuance costs. The Company also recorded approximately $2.0 million non-cash expense related to the write-off of previously capitalized deferred financing fees within debt financing and related expenses in the accompanying consolidated statement of income.
Below is a summary of key terms under the Credit Agreement as of September 30, 2017, compared to the key terms prior to the amendment (the Term Loan A Facility shows the face amount of borrowing at debt issuance, while the revolving credit facilities show gross availability as of each date):

Instrument	Amount ($ in millions)	Maturity Date	Interest Rate
Credit Agreement (as amended)
Senior secured revolving credit facility	$300.0	9/20/2022	LIBOR(a) plus 1.625%(b)

Credit Agreement (prior to amendment)
Senior secured revolving credit facility	$500.0	6/30/2020	LIBOR(a) plus 1.625%(b)
Senior secured term loan A facility	$275.0	6/30/2020	LIBOR(a) plus 1.625%(b)
__________________________
(a) London Interbank Offered Rate ("LIBOR")
(b) The initial interest rate spread for the amended Credit Agreement is stated as 1.625%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Credit Agreement also provides incremental revolving credit facility commitments in an amount not to exceed the greater of $200.0 million and an amount such that, after giving effect to such incremental commitments and the incurrence of any other indebtedness substantially simultaneously with the making of such commitments, the senior secured net leverage ratio, as defined, is no greater than 3.00 to 1.00. The terms and conditions of any incremental revolving credit facility commitments must be no more favorable than the existing credit facility.
The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. At September 30, 2017, the Company had approximately $37.5 million outstanding under its revolving credit facility and had approximately $248.3 million potentially available after giving effect to approximately $14.2 million of letters of credit issued and outstanding. At December 31, 2016, the Company had approximately $75.9 million outstanding under its revolving credit facility and had approximately $408.2 million potentially available after giving effect to approximately $15.9 million of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had approximately $295.4 million and $126.5 million at September 30, 2017 and December 31, 2016, respectively, of borrowing capacity available for general corporate purposes.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At September 30, 2017, the Company was in compliance with its financial covenants contained in the Credit Agreement.
As of September 30, 2017 and December 31, 2016, the Company's revolving credit facility traded at approximately 99.6% and 99.3% of par value, respectively. These valuations were determined based on Level 2 inputs under the fair value hierarchy, as defined.
Receivables Facility
The Company is party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to $75.0 million to a third-party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 1-month LIBOR-based rate plus a usage fee of 1.00% and a fee on the unused portion of the facility of 0.35% as of September 30, 2017 and 2016.
The Company had approximately $7.0 million and $45.5 million outstanding under the facility as of September 30, 2017 and December 31, 2016, respectively, and approximately $53.1 million and $10.1 million available but not utilized as of September 30, 2017 and December 31, 2016, respectively. Aggregate costs incurred under the facility were approximately $0.3 million and $0.2 million for the three months ended September 30, 2017 and 2016, and $0.9 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively, and are included in interest expense in the accompanying consolidated statement of income. The facility expires on June 30, 2020.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 1-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the agreement. As of September 30, 2017, the cost of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.7 months and an average discount rate of 2.0%.
8. Derivative Instruments
The Company has historically utilized interest rate swap agreements to fix the LIBOR-based variable portion of the interest rate on its long-term debt. Prior to its debt refinancing in September 2017, the Company had interest rate swap agreements in place that hedged a declining notional value of debt ranging from approximately $238.4 million to approximately $192.7 million, amortizing consistent with future scheduled debt principal payments. The interest rate swap agreements required the Company to receive a variable interest rate and pay a fixed interest rate in a range of 0.74% to 2.68% with various expiration terms extending to June 30, 2020. At inception, the interest rate swaps were designated as cash flow hedges.
In September 2017, immediately following the debt refinancing, the Company determined the likelihood of the hedged transactions occurring was less than probable and de-designated the interest rate swaps as cash flow hedges and terminated the interest rate swaps for a cash payment of approximately $4.7 million. There were no interest rate swaps outstanding as of September 30, 2017. The cash flows associated with the cash flow hedges are reported in net cash provided by operating activities on the statement of cash flows. Up to the date of the termination, the Company utilized hedge accounting, which allows for the effective portion of the interest rate swaps to be recorded in accumulated other comprehensive income or loss ("AOCI") in the accompanying consolidated balance sheet. At the date the Company de-designated the swaps as effective hedges, there was approximately $2.9 million (net of tax of $1.8 million) of unrealized losses remaining in AOCI, which were reclassified into debt financing and related expenses in the accompanying consolidated statement of income during the third quarter of 2017.
As of September 30, 2017 and December 31, 2016, the fair value carrying amount of the Company's derivative instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments
Interest rate swaps	Prepaid expenses and other current assets	$—	$160
Interest rate swaps	Accrued liabilities	—	(870)
Interest rate swaps	Other long-term liabilities	—	(3,360)
Total derivatives designated as hedging instruments		$—	$(4,070)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the loss recognized in AOCI as of September 30, 2017 and December 31, 2016, and the amounts reclassified from AOCI into earnings for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Amount of Loss Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended September 30,		Nine months ended September 30,
	As of September 30, 2017	As of December 31, 2016	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2017	2016	2017	2016
Derivatives designated as hedging instruments
Interest rate swaps	$—	$(2,520)	Interest expense	$20	$(250)	$(320)	$(470)
			Debt financing and related expenses	$(4,680)	$—	$(4,680)	$—
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's interest rate swaps use observable inputs such as interest rate yield curves. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 are shown below (dollars in thousands):

	Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017	Interest rate swaps	Recurring	$—	$—	$—	$—
December 31, 2016	Interest rate swaps	Recurring	$(4,070)	$—	$(4,070)	$—
9. Commitments and Contingencies
Asbestos
As of September 30, 2017, the Company was a party to 600 pending cases involving an aggregate of 5,265 claims primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) allegedly manufactured or distributed by certain of its subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, excluding amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Nine Months Ended September 30, 2017	5,339	128	180	22	$5,375	$1,697,400
Fiscal Year Ended December 31, 2016	6,242	140	1,009	34	$15,624	$2,920,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 5,265 claims pending at September 30, 2017, 54 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At September 30, 2017, of the 54 claims that set forth specific amounts, there were no claims seeking specific amounts for punitive damages. Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	13	41
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
Packaging – Highly engineered closure and dispensing systems for a range of end markets, including steel and plastic within industrial and consumer packaging applications.
Aerospace – Permanent blind bolts, temporary fasteners, highly engineered specialty fasteners, and other precision machined parts used in the commercial, business and military aerospace industries.
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
Segment activity is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net Sales
Packaging	$89,560	$90,330	$259,260	$258,550
Aerospace	48,550	47,430	141,550	132,020
Energy	40,440	38,230	124,860	122,930
Engineered Components	30,780	26,300	96,860	94,990
Total	$209,330	$202,290	$622,530	$608,490
Operating Profit (Loss)
Packaging	$23,090	$20,090	$61,480	$59,340
Aerospace	7,760	6,660	19,690	13,670
Energy	1,240	(1,870)	(2,550)	(8,570)
Engineered Components	3,310	3,180	13,000	12,620
Corporate expenses	(7,280)	(10,270)	(21,510)	(24,160)
Total	$28,120	$17,790	$70,110	$52,900
11. Equity Awards
The Company maintains (or has maintained) the following long-term equity incentive plans or programs: the TriMas Corporation 2017 Equity and Incentive Compensation Plan, the TriMas Corporation Director Retainer Share Election Program, the 2011 TriMas Corporation Omnibus Incentive Compensation Plan and the TriMas Corporation 2006 Long Term Equity Incentive Plan (collectively, the "Plans"). The 2006 Long Term Equity Incentive Plan expired in 2016, such that, while existing grants will remain outstanding until exercised, settled, canceled, forfeited or expired, no new awards may be granted under the plan. See below for details of awards under the Plans by type.
Stock Options
The Company did not grant any stock option awards during the nine months ended September 30, 2017. Information related to stock options at September 30, 2017 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	206,854	$13.19
Granted	—	—
Exercised	—	—
Cancelled	—	—
Expired	—	—
Outstanding at September 30, 2017	206,854	$13.19	6.8	$2,855,664

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of September 30, 2017, 106,854 stock options outstanding were exercisable under the Plans. As of September 30, 2017, there was approximately $0.4 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.8 years.
The Company recognized approximately $0.1 million of stock-based compensation expense related to stock options during the three months ended September 30, 2017 and 2016, respectively, and approximately $0.5 million and $0.1 million during the nine months ended September 30, 2017 and 2016, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
Restricted Shares
The Company awarded the following restricted shares during the nine months ended September 30, 2017:

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

In addition, during the nine months ended September 30, 2017, the Company issued 10,389 shares related to director fee deferrals. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
During the nine months ended September 30, 2017, the Company awarded 111,761 performance-based shares of common stock to certain Company key employees which vest three years from the grant date so long as the employee remains with the Company. These awards are earned 50% based upon the Company's achievement of earnings per share compound annual growth rate ("EPS CAGR") metrics over a period beginning January 1, 2017 and ending December 31, 2019. The remaining 50% of the awards are earned based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group, measured over the performance period. TSR is calculated as the Company's average closing stock price for the 20-trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20-trading days prior to the start of the performance period. The Company estimated the grant-date fair value and term of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk-free interest rate of 1.52% and annualized volatility of 35.6%. Depending on the performance achieved for these two metrics, the amount of shares earned, if any, can vary from 40% of the target award to a maximum of 200% of the target award for the EPS CAGR metric and 0% of the target award to a maximum of 200% of the target award for the TSR metric.
During 2015, the Company awarded performance-based shares of common stock to certain Company key employees which were earned based upon the Company's total TSR relative to the TSR of the common stock of a pre-defined industry peer-group and measured over a period beginning September 10, 2015 and ending on December 31, 2016. The Company attained 121.1% of the target on a weighted average basis, resulting in an increase of 12,718 shares during the nine months ended September 30, 2017.
Information related to restricted shares at September 30, 2017 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	645,660	$20.45
Granted	354,359	24.96
Vested	(236,198)	20.41
Cancelled	(18,561)	21.06
Outstanding at September 30, 2017	745,260	$22.59	1.1	$20,122,020
As of September 30, 2017, there was approximately $7.5 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted average period of 2.1 years.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company recognized approximately $1.6 million and $1.0 million of stock-based compensation expense related to restricted shares during the three months ended September 30, 2017 and 2016, respectively, and approximately $4.6 million and $5.1 million during the nine months ended September 30, 2017 and 2016, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
12. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and restricted share awards. The following table summarizes the dilutive effect of restricted shares and options to purchase common stock for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Weighted average common shares—basic	45,721,155	45,435,936	45,669,782	45,381,592
Dilutive effect of restricted share awards	233,859	244,757	226,617	248,942
Dilutive effect of stock options	74,347	79,762	57,179	83,339
Weighted average common shares—diluted	46,029,361	45,760,455	45,953,578	45,713,873
13. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost for the three and nine months ended September 30, 2017 and 2016 are as follows (dollars in thousands):

	Pension Plans
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service costs	$290	$250	$840	$740
Interest costs	310	390	950	1,180
Expected return on plan assets	(370)	(420)	(1,100)	(1,260)
Amortization of net loss	260	230	760	710
Net periodic benefit cost	$490	$450	$1,450	$1,370
The Company contributed approximately $1.7 million and $2.8 million to its defined benefit pension plans during the three and nine months ended September 30, 2017, respectively. The Company expects to contribute approximately $3.4 million to its defined benefit pension plans for the full year 2017.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14. Other Comprehensive Income (Loss)
Changes in AOCI by component for the nine months ended September 30, 2017 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2016	$(12,120)	$(2,520)	$(9,760)	$(24,400)
Net unrealized gains (losses) arising during the period (a)	—	(580)	4,640	4,060
Less: Net realized losses reclassified to net income (b)	(500)	(3,100)	—	(3,600)
Net current-period other comprehensive income	500	2,520	4,640	7,660
Balance, September 30, 2017	$(11,620)	$—	$(5,120)	$(16,740)
__________________________
(a) Derivative instruments, net of income tax of approximately $0.4 million. See Note 8, "Derivative Instruments," for further details.
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
15. Subsequent Event
In October 2017, the Company entered into cross-currency swap agreements to hedge its net investment in Euro-denominated assets against future volatility in the exchange rate between the U.S. dollar and the Euro. By doing so, the Company synthetically converted a portion of its U.S. dollar-based long-term debt into Euro-denominated long-term debt. The agreements have a five year tenor at notional amounts declining from $150.0 million to $75.0 million over the contract period. Under the terms of the swap agreements, the Company is to receive net interest payments at a fixed rate of approximately 2.10% of the notional amount.

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
Introduction
We are a diversified industrial manufacturer of products for customers in the consumer products, aerospace, industrial, petrochemical, refinery and oil and gas end markets. Our wide range of innovative and quality product solutions are engineered and designed to address application-specific challenges that our customers face. We believe our businesses share important and distinguishing characteristics, including: well-recognized and leading brand names in the focused markets we serve; established distribution networks; innovative product technologies and features; customer approved processes and qualified products; relatively low ongoing capital investment requirements; strong cash flow conversion and long-term growth opportunities. We manufacture and supply products globally to a wide range of companies. We are principally engaged in four reportable segments: Packaging, Aerospace, Energy and Engineered Components.
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
During the third quarter of 2017, there were two main factors impacting our reported results. First, in September 2017, we refinanced our long-term debt, issuing $300 million principal of 4.875% senior unsecured notes due October 2025 ("Senior Notes") at par value in a private placement offering. Proceeds from the Senior Notes offering were used to repay all outstanding obligations of our prior term loan A facility, repay a portion of outstanding obligations under our accounts receivable facility and pay fees and expenses related to the refinancing. In connection with the Senior Notes offering, we also amended our existing credit agreement ("Credit Agreement") to increase the level of permitted foreign currency borrowings, resize our revolving loan commitments and extend the maturity to September 2022. We paid fees and expenses of approximately $10.8 million in connection with refinancing-related activities, of which approximately $6.0 million was capitalized as deferred financing fees and $4.8 million was expensed, which was primarily related to the termination of interest rate swap agreements. In addition, we recorded non-cash charges of approximately $2.0 million related to the write-off of previously capitalized deferred financing fees.
The second factor affecting our third quarter 2017 results was Hurricane Harvey, which primarily impacted our Energy reportable segment.  While we sustained limited structural damage, our manufacturing facility in Houston, Texas was closed for one week and certain of our branch locations in Texas and Louisiana were closed for up to two weeks following the storm due to flooding in the surrounding region.  When we initially resumed operations, our facilities did not operate at full capacity or efficiency.  In addition, many of our customers’ facilities were temporarily idled as these companies evaluated the impact of the storm before resuming operations. In the second half of September, we increased our staffing levels to ensure we could meet our customers' requirements as they assessed the condition of their facilities and product requirements.  While we were able to respond to the immediate customer demand and achieve expected sales levels, we also incurred higher-than-normal operating costs due to the inability to efficiently plan and schedule required production.  In addition, initial customer demand was for standard products rather than our more highly-engineered products, resulting in a less favorable product sales mix.  As a result of lower absorption due to the lost production days, the higher cost of production when we resumed operations, and the less favorable product sales mix, we estimate our operating profit was negatively impacted by approximately $1 million in the third quarter of 2017.
In addition to the third quarter 2017 events, the most significant external factor affecting us recently has been the impact of low oil prices, which began to decline in the fourth quarter of 2014, and since have remained at low levels. This decline has most directly impacted the Arrow Engine business, which serves the upstream oil and natural gas markets at the well site, within our Engineered Components reportable segment. Arrow Engine has experienced a more than 75% decline in net sales from pre-2015 levels as a result of the low oil-related activity and end-market demand. Net sales were slightly higher in the first nine months of 2017 compared with the first nine months of 2016. While oil prices have fluctuated in recent months, they remain at low levels. We expect net sales to remain at a low level compared with historical levels until the price of oil increases and remains higher over a sustained period where our customers decide to increase their activity levels and related well-site investments. In response to the reduced demand, Arrow Engine has lowered its cost structure over the past two years to align with current demand levels, and allowed it to attain approximately break-even operating profit during full year 2016 and the first nine months of 2017.

Low oil prices have also impacted our Energy reportable segment. Historically, a portion of this business has served the upstream market, in addition to primarily serving petrochemical facilities and oil refineries in the downstream oil and gas markets. There have been minimal upstream sales in our Energy reportable segment over the past 18 to 24 months. In addition to the impact of lower oil prices, there has been a shift over the past few years in our Energy reportable segment from historical demand and activity, both in the United States and internationally. Petrochemical plants and refinery customers deferred shutdown activity, and we experienced decreases in engineering and construction ("E&C") customer activity. Our sales and margin levels over this period have declined significantly due to the mix of product sales and inefficiencies that resulted from the shift in activity levels. The current lower oil prices have continued to place further pressure on the top-line and predictability of customer order patterns. Given these factors, we have been realigning the business and its fixed cost structure with the current business environment, aggressively closing and consolidating facilities and seeking alternate lower-cost sources for input costs, including exits of our Wolverhampton, United Kingdom and Reynosa, Mexico facilities during 2017. We are now realizing the benefit of the cost savings and operational efficiencies associated with leveraging the new lower fixed cost structure and other initiatives, as evidenced by our improvement in year-over-year operating profit in 2017, albeit tempered in third quarter 2017 by the impact of hurricane Harvey. We will continue to evaluate the cost structure and physical footprint of the business.
One other recent factor impacting our businesses was within our Aerospace reportable segment, where in the first nine months of 2016, we experienced a reduction in sales, and significantly lower profit margins compared to the prior year. These reductions were as a result of production and scheduling challenges in one of our Aerospace fastener facilities, significantly lower fixed cost absorption and inefficiencies as we adjusted to changes in demand levels and customer order patterns, and integration costs associated with our November 2015 machined components facility acquisition. We established plans to address these matters, and have been executing against those plans, as evidenced by improved operating profit margins in the first nine months of 2017 compared to the first nine months of 2016, as well as on a sequential quarterly basis through the first three quarters of 2017.
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
Our overall business does not experience significant seasonal fluctuation, other than our fourth quarter, which has tended to be the lowest net sales quarter of the year given holiday shutdowns in certain customers or other customers deferring capital spending to the new year. We do not consider sales order backlog to be a material factor in our business. A growing portion of our sales is derived from international sources, which exposes us to certain risks, including currency risks.
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

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three months ended September 30,
	2017	As a Percentage of Net Sales	2016	As a Percentage of Net Sales
Net Sales
Packaging	$89,560	42.8%	$90,330	44.7%
Aerospace	48,550	23.2%	47,430	23.4%
Energy	40,440	19.3%	38,230	18.9%
Engineered Components	30,780	14.7%	26,300	13.0%
Total	$209,330	100.0%	$202,290	100.0%
Gross Profit
Packaging	$31,870	35.6%	$32,180	35.6%
Aerospace	13,450	27.7%	13,080	27.6%
Energy	8,370	20.7%	7,670	20.1%
Engineered Components	5,140	16.7%	5,120	19.5%
Total	$58,830	28.1%	$58,050	28.7%
Selling, General and Administrative Expenses
Packaging	$8,780	9.8%	$12,090	13.4%
Aerospace	5,690	11.7%	6,420	13.5%
Energy	7,130	17.6%	9,540	25.0%
Engineered Components	1,830	5.9%	1,940	7.4%
Corporate expenses	7,280	N/A	10,270	N/A
Total	$30,710	14.7%	$40,260	19.9%
Operating Profit (Loss)
Packaging	$23,090	25.8%	$20,090	22.2%
Aerospace	7,760	16.0%	6,660	14.0%
Energy	1,240	3.1%	(1,870)	(4.9)%
Engineered Components	3,310	10.8%	3,180	12.1%
Corporate expenses	(7,280)	N/A	(10,270)	N/A
Total	$28,120	13.4%	$17,790	8.8%
Depreciation and Amortization
Packaging	$5,480	6.1%	$5,240	5.8%
Aerospace	3,610	7.4%	3,560	7.5%
Energy	820	2.0%	1,000	2.6%
Engineered Components	840	2.7%	1,020	3.9%
Corporate expenses	20	N/A	50	N/A
Total	$10,770	5.1%	$10,870	5.4%

The following table summarizes financial information for our reportable segments for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine months ended September 30,
	2017	As a Percentage of Net Sales	2016	As a Percentage of Net Sales
Net Sales
Packaging	$259,260	41.6%	$258,550	42.5%
Aerospace	141,550	22.7%	132,020	21.7%
Energy	124,860	20.1%	122,930	20.2%
Engineered Components	96,860	15.6%	94,990	15.6%
Total	$622,530	100.0%	$608,490	100.0%
Gross Profit
Packaging	$89,760	34.6%	$92,300	35.7%
Aerospace	36,540	25.8%	32,730	24.8%
Energy	24,880	19.9%	26,470	21.5%
Engineered Components	18,820	19.4%	19,550	20.6%
Total	$170,000	27.3%	$171,050	28.1%
Selling, General and Administrative Expenses
Packaging	$28,280	10.9%	$32,960	12.7%
Aerospace	16,850	11.9%	19,060	14.4%
Energy	27,430	22.0%	35,040	28.5%
Engineered Components	5,820	6.0%	6,930	7.3%
Corporate expenses	21,510	N/A	24,160	N/A
Total	$99,890	16.0%	$118,150	19.4%
Operating Profit (Loss)
Packaging	$61,480	23.7%	$59,340	23.0%
Aerospace	19,690	13.9%	13,670	10.4%
Energy	(2,550)	(2.0)%	(8,570)	(7.0)%
Engineered Components	13,000	13.4%	12,620	13.3%
Corporate expenses	(21,510)	N/A	(24,160)	N/A
Total	$70,110	11.3%	$52,900	8.7%
Depreciation and Amortization
Packaging	$16,350	6.3%	$15,850	6.1%
Aerospace	10,840	7.7%	10,520	8.0%
Energy	3,770	3.0%	3,350	2.7%
Engineered Components	2,700	2.8%	3,100	3.3%
Corporate expenses	150	N/A	220	N/A
Total	$33,810	5.4%	$33,040	5.4%

Results of Operations
The principal factors impacting us during the three months ended September 30, 2017, compared with the three months ended September 30, 2016, were:

•	the impact of improved throughput and productivity in our Aerospace reportable segment, enabling this segment to achieve higher sales levels in the three months ended September 30, 2017;

•	the continued benefits of the realigned footprint within our Energy reportable segment, with lower ongoing operating costs following several facility consolidations and closures;

•	the impact of Hurricane Harvey, primarily within our Energy reportable segment;

•	the impact of continued low oil prices, primarily impacting sales and profit levels in our Engineered Components reportable segment; and

•	the impact of fees and expenses related to our issuance of Senior Notes and other refinancing activities.

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016
Overall, net sales increased approximately $7.0 million, or 3.5%, to $209.3 million for the three months ended September 30, 2017, as compared with $202.3 million in the three months ended September 30, 2016. Our Energy and Engineered Components reportable segments had a combined sales increase of approximately $6.4 million, excluding the effects of foreign currency exchange, primarily as a result of increased market share gains following our improvements in on-time delivery in the Energy segment, as well as some market stabilization despite continued low oil prices. Sales within our Aerospace reportable segment increased approximately $1.2 million, primarily due to increases in sales to distribution customers. In addition, sales increased by approximately $0.5 million of net favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. These increases were partially offset by a sales decrease of approximately $1.1 million, excluding the effects of foreign currency exchange, within our Packaging reportable segment, primarily due to lower sales of health, beauty and home care products in North America.
Gross profit margin (gross profit as a percentage of sales) approximated 28.1% and 28.7% for the three months ended September 30, 2017 and 2016, respectively. Gross profit margin decreased primarily due a less favorable segment sales mix, as our lowest margin reportable segment, Engineered Components, increased as a percentage of total sales, and also experienced higher steel costs and a less favorable product sales mix within the segment. This decline was partially offset by increased gross profit margin within our Energy reportable segment as a result of savings achieved from ongoing footprint realignment initiatives and improvements in manufacturing efficiencies within our Houston, Texas manufacturing facility, which more than offset the impact of hurricane Harvey.
Operating profit margin (operating profit as a percentage of sales) approximated 13.4% and 8.8% for the three months ended September 30, 2017 and 2016, respectively. Operating profit increased approximately $10.3 million, or 58.1%, to $28.1 million for the three months ended September 30, 2017, from $17.8 million for the three months ended September 30, 2016. Operating profit and margin increased due to higher sales levels in three of our four reportable segments, due to improved production scheduling and manufacturing efficiencies in our Aerospace reportable segment, footprint realignment activities within our Energy reportable segment and lower overall selling, general and administrative expenses compared to 2016, primarily related to costs associated with the change in our President and Chief Executive Officer in 2016.
Interest expense decreased approximately $0.1 million, to $3.4 million for the three months ended September 30, 2017, as compared to $3.5 million for the three months ended September 30, 2016. Our weighted average borrowings decreased to approximately $364.7 million in the three months ended September 30, 2017, from approximately $446.3 million in the three months ended September 30, 2016. The effective weighted average interest rate on our outstanding variable rate borrowings, including our Credit Agreement and accounts receivable facilities, increased to approximately 2.6% for three months ended September 30, 2017, from approximately 2.1% for the three months ended September 30, 2016.
We incurred debt financing and related expenses of approximately $6.6 million for the three months ended September 30, 2017 related to costs associated with the issuance of our Senior Notes, repayment of all outstanding obligations of the Term Loan A Facility, termination of the interest rate swaps and the amendment of our Credit Agreement.
Other expense, net was approximately $0.2 million for the three months ended September 30, 2017 and 2016, respectively, primarily due to losses on transactions denominated in foreign currencies.
The effective income tax rates for the three months ended September 30, 2017 and 2016 were 26.6% and 37.8%, respectively. The decrease in the rate was primarily a result of losses at certain foreign subsidiaries in third quarter 2016 where no tax benefit could be recorded that did not repeat in the third quarter of 2017, and the year-over-year impact of recognizing certain tax benefits due to a lapse of a statutory limitation.
Net income increased by approximately $4.3 million, to $13.1 million for the three months ended September 30, 2017, compared to $8.8 million for the three months ended September 30, 2016. The increase was primarily the result of a $10.3 million increase in operating profit, a $0.5 million decrease in income tax expense and a $0.1 million decrease in interest, partially offset by a $6.6 million increase in debt financing and related expenses.
See below for a discussion of operating results by segment.
Packaging. Net sales decreased approximately $0.8 million, or 0.9%, to $89.6 million in the three months ended September 30, 2017, as compared to $90.3 million in the three months ended September 30, 2016. Sales of our health, beauty and home care products decreased approximately $2.1 million, as higher sales in Asia were more than offset by lower demand in North America and Europe. Additionally, sales of our industrial closures decreased approximately $0.5 million due to soft demand. These decreases were partially offset by an increase in sales of our food and beverage products in North America of approximately $1.5 million, as well as by approximately $0.3 million of favorable currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening of the U.S. dollar relative to foreign currencies.

Packaging's gross profit decreased approximately $0.3 million to $31.9 million, or 35.6% of sales, in the three months ended September 30, 2017, as compared to $32.2 million, or 35.6% of sales, in the three months ended September 30, 2016, primarily as a result of the lower sales levels.
Packaging's selling, general and administrative expenses decreased approximately $3.3 million to $8.8 million, or 9.8% of sales, in the three months ended September 30, 2017, as compared to $12.1 million, or 13.4% of sales, in the three months ended September 30, 2016. The decrease is primarily due to approximately $1.2 million of lower third party professional fees and approximately $1.1 million of severance and other costs related to the closure of our former Mexico facility during the three months ended September 30, 2016 that did not repeat in the three months ended September 30, 2017. The remaining $1.0 million decrease was primarily due to lower employee and administrative related costs.
Packaging's operating profit increased approximately $3.0 million to $23.1 million, or 25.8% of sales, in the three months ended September 30, 2017, as compared to $20.1 million, or 22.2% of sales, in the three months ended September 30, 2016. Although sales decreased, operating profit and the related margin improved primarily as a result of the decrease in Packaging's selling, general, and administrative expenses.
Aerospace.    Net sales for the three months ended September 30, 2017 increased approximately $1.2 million, or 2.4%, to $48.6 million, as compared to $47.4 million in the three months ended September 30, 2016. As we have moved thorough 2017, we continue to improve production scheduling and manufacturing efficiencies, which enabled us to increase daily production rates and ship higher levels of net sales in 2017 as compared to 2016. Sales to our distribution customers increased approximately $2.3 million, while sales to OE customers decreased approximately $1.1 million.
Gross profit within Aerospace increased approximately $0.4 million to $13.5 million, or 27.7% of sales, in the three months ended September 30, 2017, from $13.1 million, or 27.6% of sales, in the three months ended September 30, 2016, primarily as a result of higher sales levels and related improved fixed cost absorption.
Selling, general and administrative expenses decreased approximately $0.7 million to $5.7 million, or 11.7% of sales, in the three months ended September 30, 2017, as compared to $6.4 million, or 13.5% of sales, in the three months ended September 30, 2016, primarily due to approximately $0.3 million of lower estimated uncollectable accounts receivable expenses as a result of collection of previously reserved customer balances, as well as decreased spending in certain administrative support costs.
Operating profit within Aerospace increased approximately $1.1 million to $7.8 million, or 16.0% of sales, in the three months ended September 30, 2017, as compared to $6.7 million, or 14.0% of sales, in the three months ended September 30, 2016. Operating profit improved primarily as a result of higher sales levels and continued improvement in production scheduling and manufacturing efficiencies, as well as lower selling, general and administrative expenses.
Energy.    Net sales for the three months ended September 30, 2017 increased approximately $2.2 million, or 5.8%, to $40.4 million, as compared to $38.2 million in the three months ended September 30, 2016. Sales increased by approximately $3.2 million in North America, primarily due to increased customer demand resulting from improved on time delivery, as well as increasing production rates in September 2017 to meet customers' immediate needs following Hurricane Harvey. The increase was partially offset by a decrease in net sales of approximately $0.8 million in Europe, primarily due to exiting our facility in Wolverhampton, United Kingdom.
Gross profit within Energy increased approximately $0.7 million to $8.4 million, or 20.7% of sales, in the three months ended September 30, 2017, as compared to $7.7 million, or 20.1% of sales, in the three months ended September 30, 2016. Gross profit increased approximately $1.1 million due to lower costs in the third quarter of 2017 following the closure of our facilities in Reynosa, Mexico and Wolverhampton, United Kingdom, and by approximately $0.4 million related to higher sales levels. These increases were partially offset by higher labor costs, lower fixed cost absorption and a less favorable product sales mix in the United States following the August 2017 hurricane.
Selling, general and administrative expenses within Energy decreased approximately $2.4 million to $7.1 million, or 17.6% of sales, in the three months ended September 30, 2017, as compared to $9.5 million, or 25.0% of sales, in the three months ended September 30, 2016. The decrease in selling, general and administrative expenses is due to this segment's reduced cost structure and footprint, with approximately $1.3 million of the reduction due to eliminating costs specific to facilities that have been closed in the last twelve months, and the remaining $1.1 million due to lower ongoing spending levels in the remaining locations.
Operating profit within Energy increased approximately $3.1 million to approximately $1.2 million of profit, or 3.1% of sales, in the three months ended September 30, 2017, as compared to a loss of $1.9 million, or 4.9% of sales, in the three months ended September 30, 2016, as a result of lower selling, general and administrative expenses related to prior footprint realignment activities and higher sales levels, which were partially offset by higher costs and a less favorable product sales mix impacted by the August 2017 hurricane.

Engineered Components.    Net sales for the three months ended September 30, 2017 increased approximately $4.5 million, or 17.0%, to $30.8 million, as compared to $26.3 million in the three months ended September 30, 2016. Sales of our industrial cylinders increased by approximately $3.0 million, primarily due to higher sales of acetylene cylinders used in industrial applications. Sales of our engines and compression-related products increased by approximately $1.5 million, as we experienced improved demand levels compared with prior year consistent with drilling activity in the United States and Canada and continued stabilization of oil prices.
Gross profit within Engineered Components remained flat at $5.1 million, or 16.7% of sales, in the three months ended September 30, 2017, as compared to 19.5% of sales in the three months ended September 30, 2016. Gross profit and related margin on our engines and compression-related products increased primarily as a result of higher sales levels and fixed cost leverage, while gross profit and related margin on sales of our industrial cylinders decreased primarily due to higher steel costs and a less favorable product mix, with a greater percentage of sales of lower-margin small high pressure and acetylene cylinder products.
Selling, general and administrative expenses decreased approximately $0.1 million to $1.8 million, or 5.9% of sales, in the three months ended September 30, 2017, as compared to $1.9 million, or 7.4% of sales, in the three months ended September 30, 2016, as we have continued to align our ongoing operating costs consistent with current demand levels.
Operating profit within Engineered Components increased approximately $0.1 million to $3.3 million, or 10.8% of sales, in the three months ended September 30, 2017, as compared to $3.2 million, or 12.1% of sales in the three months ended September 30, 2016. Operating profit increased due to higher sales levels and continued cost reduction actions to align our cost structure with demand levels, while operating profit margin decreased as a result of higher steel costs and a less favorable product mix on sales of our industrial cylinders.
Corporate Expenses.    Corporate expenses consist of the following (dollars in millions):

	Three months ended September 30,
	2017	2016
Corporate operating expenses	$2.7	$6.0
Employee costs and related benefits	4.6	4.3
Corporate expenses	$7.3	$10.3
Corporate expenses decreased approximately $3.0 million to $7.3 million for the three months ended September 30, 2017, from $10.3 million for the three months ended September 30, 2016. Corporate operating expenses decreased approximately $3.3 million, primarily due to approximately $3.5 million of costs related to the July 2016 change in our President and Chief Executive Officer. Employee costs and related benefits increased by approximately $0.3 million, primarily due to an increase in expense related to the timing and estimated attainment of our incentive compensation plans.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016
Overall, net sales increased approximately $14.0 million, or 2.3%, to $622.5 million for the nine months ended September 30, 2017, as compared with $608.5 million in the nine months ended September 30, 2016. Sales within our Aerospace reportable segment increased approximately $9.5 million, with increases in sales to distribution and OE customers, as a result of improved manufacturing throughput. Our Energy and Engineered Components reportable segments had a combined sales increase of approximately $3.8 million, primarily as a result of increased market share gains following our improvements in on-time delivery in the Energy segment, as well as some market stabilization despite continued low oil prices. In addition, excluding the effects of foreign currency exchange, sales within our Packaging reportable segment increased by approximately $3.7 million primarily due to increased demand for our industrial closures in North America and Europe and for our health, beauty and home care products in Europe and Asia. These increases were partially offset by approximately $3.0 million of net unfavorable currency exchange, primarily in our Packaging reportable segment, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.

Gross profit margin (gross profit as a percentage of sales) approximated 27.3% and 28.1% for the nine months ended September 30, 2017 and 2016, respectively. Gross profit margin decreased primarily due to costs associated with the consolidation of manufacturing facilities in India and to finalize the move to a new Mexico facility, both within our Packaging reportable segment, as well as costs associated with the closure of the Reynosa, Mexico facility within our Energy reportable segment. In addition, gross profit decreased compared to the prior year period by approximately $1.6 million as a result of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. These decreases were partially offset by improved manufacturing efficiency levels and reduced manufacturing spend, primarily within our Aerospace reportable segment.
Operating profit margin (operating profit as a percentage of sales) approximated 11.3% and 8.7% for the nine months ended September 30, 2017 and 2016, respectively. Operating profit increased approximately $17.2 million, or 32.5%, to $70.1 million for the nine months ended September 30, 2017, compared to $52.9 million for the nine months ended September 30, 2016. Operating profit and margin increased as a result of higher sales levels and productivity initiatives to improve scheduling and throughput, particularly in our Aerospace reportable segment, and the impact of our completed 2016 footprint realignment activities within our Energy reportable segment. These factors were partially offset by the costs incurred in the first nine months of 2017 associated with footprint consolidation and relocation projects within our Packaging and Energy reportable segments.
Interest expense increased approximately $0.2 million, to $10.4 million, for the nine months ended September 30, 2017, as compared to $10.2 million for the nine months ended September 30, 2016. The increase in interest expense was primarily due to an increase in our interest rates, which more than offset lower average borrowings. Our weighted average borrowings decreased to approximately $390.9 million in the nine months ended September 30, 2017, from approximately $461.6 million in the nine months ended September 30, 2016. The effective weighted average interest rate on our outstanding variable rate borrowings, including our Credit Agreement and accounts receivable facilities, increased to approximately 2.6% for the nine months ended September 30, 2017, from approximately 2.1% for the nine months ended September 30, 2016.
We incurred debt financing and related expenses of approximately $6.6 million for the nine months ended September 30, 2017 related to costs associated with the issuance of our Senior Notes, repayment of all outstanding obligations of the Term Loan A Facility, termination of the interest rate swaps and the amendment of our Credit Agreement.
Other expense, net increased approximately $0.7 million, to $0.8 million for the nine months ended September 30, 2017, from $0.1 million for the nine months ended September 30, 2016, primarily due to an increase in losses on transactions denominated in foreign currencies.
The effective income tax rates for the nine months ended September 30, 2017 and 2016 were 33.2% and 35.2%, respectively. The decrease in the rate was primarily a result of losses at certain foreign subsidiaries in 2016 where no tax benefit could be recorded, the year-over-year impact of recognizing certain tax benefits due to a lapse of a statutory limitation, and a change in the Company's indefinite reinvestment assertion in undistributed foreign earnings in two of its foreign subsidiaries. These increases were partially offset by a discrete tax benefit related to stock compensation recognized in the nine months ended September 30, 2017.
Net income increased by approximately $7.4 million, to $35.0 million for the nine months ended September 30, 2017, compared to $27.6 million for the nine months ended September 30, 2016. The increase was primarily the result of a $17.2 million increase in operating profit, partially offset by an increase in debt financing and related expenses of $6.6 million, a $2.4 million increase in income tax expense, a $0.7 million increase in other expense, net and a $0.2 million increase in interest expense.
See below for a discussion of operating results by segment.
Packaging.  Net sales increased approximately $0.7 million, or 0.3%, to $259.3 million in the nine months ended September 30, 2017, as compared to $258.6 million in the nine months ended September 30, 2016. Sales of our food and beverage products increased approximately $2.3 million due to increased demand in North America. Sales of our industrial closures increased approximately $1.0 million due to higher demand in Europe. Additionally, sales of our health, beauty and home care products increased approximately $0.4 million primarily due to higher demand in Asia and Europe, which offset lower demand in North America. These increases were partially offset by approximately $3.0 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's gross profit decreased approximately $2.5 million to $89.8 million, or 34.6% of sales, in the nine months ended September 30, 2017, as compared to $92.3 million, or 35.7% of sales, in the nine months ended September 30, 2016. Although sales levels increased, gross profit decreased due to approximately $1.4 million of costs to consolidate manufacturing facilities in India and to finalize the move to a new facility in Mexico in the first quarter of 2017. In addition, gross profit declined approximately $1.7 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.

Packaging's selling, general and administrative expenses decreased approximately $4.7 million to $28.3 million, or 10.9% of sales, in the nine months ended September 30, 2017, as compared to $33.0 million, or 12.7% of sales, in the nine months ended September 30, 2016. The decrease was primarily due to higher costs incurred in the first quarter of 2016 in connection with re-organizing our go-to-market strategy based on global product categories, as well as generally lower go-forward spending levels resulting from this reorganization. Additionally, we recognized approximately $1.1 million of severance and other costs related to the closure of our former Mexico facility and the establishment and move to the new manufacturing facility in Mexico during the three months ended September 30, 2016 that did not repeat in the three months ended September 30, 2017. The decrease was partially offset by an approximate $1.1 million charge recorded in the second quarter of 2017 to reserve an outstanding accounts receivable amount for a European customer who filed for bankruptcy.
Packaging's operating profit increased approximately $2.1 million to $61.5 million, or 23.7% of sales, in the nine months ended September 30, 2017, as compared to $59.3 million, or 23.0% of sales, in the nine months ended September 30, 2016. Operating profit improved primarily due to lower ongoing selling, general and administrative expenses associated with our re-organization efforts, which offset costs incurred in 2017 to consolidate facilities in India and finalize the move to a new manufacturing facility in Mexico, the charge recorded in the second quarter of 2017 to reserve an outstanding accounts receivable amount and approximately $1.1 million of unfavorable currency exchange.
Aerospace.    Net sales for the nine months ended September 30, 2017 increased approximately $9.5 million, or 7.2%, to $141.6 million, as compared to $132.0 million in the nine months ended September 30, 2016. We continued to improve production scheduling and manufacturing efficiencies, which enabled us to increase daily production rates and ship higher levels of net sales in 2017 as compared to 2016. Sales to our distribution customers increased approximately $9.0 million, as order patterns from our customers continued to stabilize and increase in 2017 as compared to the lower and more volatile levels throughout 2016. Sales to our OE customers increased approximately $0.5 million.
Gross profit within Aerospace increased approximately $3.8 million to $36.5 million, or 25.8% of sales, in the nine months ended September 30, 2017, from $32.7 million, or 24.8% of sales, in the nine months ended September 30, 2016, primarily as a result of higher sales levels. In addition, during the first nine months of 2016, we incurred additional costs and experienced lower fixed cost absorption associated with production scheduling and manufacturing inefficiencies, primarily in our Commerce, California facility. We have improved the efficiency levels during the first nine months of 2017 and reduced manufacturing spend levels despite higher demand level in this facility. These improvements were partially offset by higher costs due to manufacturing costs and inefficiencies at our standard fastener facility in Ottawa, Kansas.
Selling, general and administrative expenses decreased approximately $2.2 million to $16.9 million, or 11.9% of sales, in the nine months ended September 30, 2017, as compared to $19.1 million, or 14.4% of sales, in the nine months ended September 30, 2016, primarily due to approximately $1.1 million of lower estimated uncollectable accounts receivable expenses as a result of collection of previously reserved customer balances and approximately $1.1 million of reduced professional fees and certain administrative support costs.
Operating profit within Aerospace increased approximately $6.0 million to $19.7 million, or 13.9% of sales, in the nine months ended September 30, 2017, as compared to $13.7 million, or 10.4% of sales, in the nine months ended September 30, 2016. Operating profit improved primarily as a result of higher sales levels, continued improvement in production scheduling and manufacturing efficiencies and lower selling, general and administrative expenses.
Energy.    Net sales for the nine months ended September 30, 2017 increased approximately $1.9 million, or 1.6%, to $124.9 million, as compared to $122.9 million in the nine months ended September 30, 2016. Sales increased approximately $5.5 million in North America and by approximately $0.2 million in Asia primarily due to increased customer demand following improvements in our on-time delivery and increasing our share of turnaround activity. These increases were more than offset by a decrease in net sales of approximately $3.8 million in Europe, primarily due to exiting our facility in Wolverhampton, United Kingdom.
Gross profit within Energy decreased approximately $1.6 million to $24.9 million, or 19.9% of sales, in the nine months ended September 30, 2017, as compared to $26.5 million, or 21.5% of sales, in the nine months ended September 30, 2016. Gross profit decreased approximately $2.3 million as a result of higher costs related to the exit of our facility in Reynosa, Mexico in the first half of 2017. While sales increased in the United States, gross profit decreased primarily due to a less favorable product sales mix, as well as higher costs associated with inefficiencies following the August 2017 hurricane.

Selling, general and administrative expenses within Energy decreased approximately $7.6 million to $27.4 million, or 22.0% of sales, in the nine months ended September 30, 2017, as compared to $35.0 million, or 28.5% of sales, in the nine months ended September 30, 2016. Selling, general and administrative expenses decreased by approximately $3.2 million as a result of elimination of costs related to closed facilities, by approximately $1.0 million as a result of an increase in reserves for past due accounts receivable in the first nine months of 2016 that did not repeat in the first nine months of 2017, and by approximately $0.8 million as a result of lower third-party professional fees. The remaining $2.6 million decrease was primarily due to lower ongoing costs associated with the Company's current operating footprint following completion of significant realignment activities.
Overall, operating loss within Energy decreased approximately $6.0 million to a $2.6 million loss, or 2.0% of sales, in the nine months ended September 30, 2017, as compared to a $8.6 million loss, or 7.0% of sales, in the nine months ended September 30, 2016, as a result of lower selling, general and administrative expenses related to prior footprint realignment activities, lower bad debt expense, which more than offset the costs incurred in 2017 associated with the closure of our Reynosa, Mexico facility.
Engineered Components.    Net sales for the nine months ended September 30, 2017 increased approximately $1.9 million, or 2.0%, to $96.9 million, as compared to $95.0 million in the nine months ended September 30, 2016. Sales of our oil-field engines and compression-related products increased by approximately $2.7 million primarily due to increases in drilling activity in the United States and Canada and the continued stabilization of oil prices. Sales of our industrial cylinders decreased by approximately $0.8 million, primarily due to the impact of certain of our large customers consolidating operations and lowering their current cylinder purchases.
Gross profit within Engineered Components decreased approximately $0.8 million to $18.8 million, or 19.4% of sales, in the nine months ended September 30, 2017, from $19.6 million, or 20.6% of sales, in the nine months ended September 30, 2016. Gross profit and related margin from sales of our industrial cylinders decreased approximately $2.1 million as a result of higher steel costs, lower sales in the U.S. industrial packaged gas market and a less favorable product mix. Gross profit from sales of our engines and compression-related products increased approximately $1.3 million due to higher sales levels and leveraging our lower fixed cost structure.
Selling, general and administrative expenses decreased approximately $1.1 million to $5.8 million, or 6.0% of sales, in the nine months ended September 30, 2017, as compared to $6.9 million, or 7.3% of sales, in the nine months ended September 30, 2016 primarily due to lowering our ongoing operating costs consistent with current demand levels.
Operating profit within Engineered Components increased approximately $0.4 million to $13.0 million, or 13.4% of sales, in the nine months ended September 30, 2017, as compared to operating profit of $12.6 million, or 13.3% of sales, in the nine months ended September 30, 2016. Operating profit improved primarily due to increased sales levels of our oil-field engines and compression-related products and better leveraging of our lower fixed cost structure, while operating profit margin as a percentage of sales remained flat primarily due to lower sales in the U.S. industrial packaged gas market, higher steel costs and a less favorable product mix.
Corporate Expenses.    Corporate expenses consist of the following (dollars in millions):

	Nine months ended September 30,
	2017	2016
Corporate operating expenses	$7.4	$10.4
Employee costs and related benefits	14.1	13.8
Corporate expenses	$21.5	$24.2
Corporate expenses decreased approximately $2.7 million to $21.5 million for the nine months ended September 30, 2017, from $24.2 million for the nine months ended September 30, 2016. Corporate operating expenses decreased approximately $3.0 million, primarily due to approximately $3.5 million of costs related to the July 2016 change in our President and Chief Executive Officer that did not repeat in 2017, partially offset by a favorable property tax assessment settlement of approximately $0.4 million for a former business unit that did not repeat in 2017. Employee costs and related benefits increased by approximately $0.3 million, primarily due to an increase in expense related to the timing and estimated attainment of our incentive compensation plans.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were approximately $72.7 million for the nine months ended September 30, 2017, as compared to approximately $46.4 million for the nine months ended September 30, 2016. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:

•
For the nine months ended September 30, 2017, the Company generated approximately $87.4 million of cash, based on the reported net income of approximately $35.0 million and after considering the effects of non-cash items related to losses on dispositions of assets, depreciation, amortization, changes in deferred income taxes, debt financing and related expenses, stock-based compensation and other operating activities. For the nine months ended September 30, 2016, the Company generated approximately $67.1 million in cash flows based on the reported net income of approximately $27.6 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $12.7 million and $9.8 million for the nine months ended September 30, 2017 and 2016, respectively. The increased use of cash for each of the nine month periods is due primarily to the timing of sales and collection of cash within the periods. Days sales outstanding of receivables decreased by four days as of September 30, 2017 as compared to September 30, 2016, primarily as a result of our increased focus on collections activity.

•
For the nine months ended September 30, 2017, we increased our investment in inventory by approximately $0.6 million. For the nine months ended September 30, 2016, we increased our investment in inventory by approximately $4.6 million, primarily as a result of lower than expected sales, as we operated at higher production levels earlier in 2016 in anticipation of higher customer demand.

•
Decreases in prepaid expenses and other assets resulted in a cash source of approximately $7.1 million and $10.8 million for the nine months ended September 30, 2017 and 2016, respectively, primarily as a result of the timing of payments made for income taxes and certain operating expenses.

•
Decreases in accounts payable and accrued liabilities resulted in a cash use of approximately $8.6 million for the nine months ended September 30, 2017, primarily related to our cash payment of approximately $4.7 million to terminate our interest rate swap agreements. Decreases in accounts payable and accrued liabilities resulted in a cash use of approximately $17.2 million for the nine months ended September 30, 2016 primarily as a result of timing of payments made to suppliers and the mix of vendors and related terms. There was no significant change in our days accounts payable on hand as of September 30, 2017 as compared to September 30, 2016.

Net cash used for investing activities for the nine months ended September 30, 2017 and 2016 was approximately $22.3 million and $22.3 million, respectively. During the first nine months of 2017, we incurred approximately $24.1 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of property and equipment was approximately $1.8 million. During the first nine months of 2016, we incurred approximately $22.4 million in capital expenditures and received cash from the disposition of property and equipment of approximately $0.1 million.
Net cash used for financing activities for the nine months ended September 30, 2017 and 2016 was approximately $46.3 million and $21.0 million, respectively. In the nine months ended September 30, 2017, the Company issued $300.0 million principal Senior Notes, repaid approximately $257.9 million on our former Term Loan A Facility and made net repayments of approximately $81.5 million on our revolving credit and accounts receivable facilities. In connection with refinancing our long-term debt in the third quarter of 2017, we paid approximately $6.1 million of debt financing fees. We also used a net cash amount of approximately $0.5 million related to our stock compensation arrangements. During the first nine months of 2016, we made net repayments of approximately $9.9 million on our revolving credit and accounts receivable facilities, and repaid approximately $10.4 million on our former Term Loan A Facility. We also used a net cash amount of approximately $1.5 million related to our stock compensation arrangements.

Our Debt and Other Commitments
In September 2017, we issued $300.0 million principal amount of 4.875% senior unsecured notes due October 15, 2025 at par value in a private placement under Rule 144A of the Securities Act of 1933, as amended. We used the proceeds from the offering to fully repay the $250.9 million principal, plus $0.4 million related interest, outstanding on our former senior secured term loan A facility due 2020 ("Term Loan A Facility"), repay approximately $41.7 million of outstanding obligations under the our accounts receivable facility, pay fees and expenses of $5.0 million related to the Senior Notes offering, pay fees and expenses of $1.1 million related to amending our Credit Agreement, with the remaining amount retained as cash on our consolidated balance sheet. Of the $5.0 million of fees and expenses related to the Senior Notes, approximately $4.9 million was capitalized as debt issuance costs and approximately $0.1 million was recorded as debt financing and extinguishment expense in the consolidated statement of income.
The Senior Notes accrue interest at a rate of 4.875% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2018. The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis by certain named subsidiaries of the Company (each a "Guarantor" and collectively the "Guarantors"). The Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. For the nine months ended September 30, 2017, our consolidated subsidiaries that do not guarantee the Senior Notes represented approximately 14% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented approximately 33% and 52% of the total guarantor and non-guarantor assets and liabilities, respectively, as of September 30, 2017, treating the guarantor and non-guarantor subsidiaries each as a consolidated group and excluding intercompany transactions between such groups.
Prior to October 15, 2020, we may redeem up to 35% of the principal amount of the Senior Notes at a redemption price of 104.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of one or more equity offerings provided that each such redemption occurs within 90 days of the date of closing of each such equity offering. In addition, we may redeem all or part of the Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus a "make whole" premium.
In September 2017, we also amended our Credit Agreement, pursuant to which we were able to extend the maturity date, increase the permitted borrowings denominated in specific foreign currencies from $75.0 million to $125.0 million, remove the Term Loan A Facility and resize the revolving credit facility. We incurred fees and expenses of approximately $1.1 million related to the amendment, all of which was capitalized as debt issuance costs. We also recorded non-cash debt financing and extinguishment expense of $2.0 million related to the write-off of previously capitalized deferred financing fees.
Below is a summary of key terms under the Credit Agreement as of September 30, 2017, and the key terms of the previous credit agreement in place immediately prior to entering into the amended Credit Agreement on September 20, 2017 (the Term Loan A Facility shows the face amount of borrowing at debt issuance, while the revolving credit facilities show gross availability as of each date):

Instrument	Amount ($ in millions)	Maturity Date	Interest Rate
Credit Agreement
Senior secured revolving credit facility	$300.0	9/20/2022	LIBOR(a) plus 1.625%(b)

Previous Credit Agreement
Senior secured revolving credit facility	$500.0	6/30/2020	LIBOR(a) plus 1.625%(b)
Senior secured term loan A facility	$275.0	6/30/2020	LIBOR(a) plus 1.625%(b)
__________________________
(a) London Interbank Offered Rate ("LIBOR")
(b) The initial interest rate spread for the amended Credit Agreement is stated as 1.625%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.
At September 30, 2017, approximately $37.5 million was outstanding on the revolving credit facility. The Credit Agreement allows issuance of letters of credit, not to exceed $40.0 million in aggregate, against revolving credit facility commitments, of which approximately $14.2 million was outstanding at September 30, 2017.

The Credit Agreement also provides for incremental revolving credit commitments in an amount not to exceed the greater of $200.0 million and an amount such that, after giving effect to such incremental commitments and the incurrence of any other indebtedness substantially simultaneously with the making of such commitments, the senior secured net leverage ratio, as defined in the Credit Agreement, is no greater than 3.00 to 1.00. The terms and conditions of any incremental revolving credit facility commitments must be no more favorable than the existing credit facility.
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of September 30, 2017. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 2.14 to 1.00 at September 30, 2017. Our permitted senior secured net leverage ratio under the Credit Agreement is 3.50 to 1.00 as of September 30, 2017. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted senior secured net leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual senior secured net leverage ratio was 0.23 to 1.00 at September 30, 2017. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of September 30, 2017. Our actual interest expense coverage ratio was 12.79 to 1.00 at September 30, 2017. At September 30, 2017, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended September 30, 2017 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended September 30, 2017
Net loss	$(32,390)
Bank stipulated adjustments:
Interest expense	13,850
Depreciation and amortization	45,630
Impairment charges and asset write-offs	104,610
Non-cash compensation expense(1)	7,770
Other non-cash expenses or losses	2,080
Non-recurring expenses or costs(2)	7,320
Business and asset dispositions	3,590
Debt financing and extinguishment costs	6,640
Consolidated Bank EBITDA, as defined	$159,100

	September 30, 2017
Total Indebtedness, as defined(3)	$341,030
Consolidated Bank EBITDA, as defined	159,100
Total net leverage ratio	2.14	x
Covenant requirement	4.00	x

	September 30, 2017
Total Senior Secured Indebtedness	$37,080
Consolidated Bank EBITDA, as defined	159,100
Senior secured net leverage ratio	0.23	x
Covenant requirement	3.50	x

Twelve Months Ended September 30, 2017
Interest expense	$13,850
Bank stipulated adjustments:
Non-cash amounts attributable to amortization of financing costs	(1,410)
Total Consolidated Cash Interest Expense, as defined	$12,440

	September 30, 2017
Consolidated Bank EBITDA, as defined	$159,100
Total Consolidated Cash Interest Expense, as defined	12,440
Actual interest expense coverage ratio	12.79	x
Covenant requirement	3.00	x
_____________________________

(1)	Non-cash compensation expenses resulting from the grant of restricted shares and units of common stock and common stock options.

(2)	Non-recurring costs and expenses relating to severance, relocation, restructuring and curtailment expenses.

(3)	Includes $4.0 million of acquisition deferred purchase price.
Another important source of liquidity is our $75.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. Our available liquidity under our accounts receivable facility has ranged from approximately $49 million to $65 million, depending on the level of our receivables outstanding at a given point in time during the year. We had approximately $7.0 million and $45.5 million outstanding under the facility as of September 30, 2017 and December 31, 2016, respectively, and approximately $53.1 million and $10.1 million available but not utilized as of September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, we had approximately $37.5 million outstanding under our revolving credit facility and had approximately $248.3 million potentially available after giving effect to approximately $14.2 million of letters of credit issued and outstanding. At December 31, 2016, we had approximately $75.9 million outstanding under our revolving credit facility and had approximately $408.2 million potentially available after giving effect to approximately $15.9 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, as of September 30, 2017 and December 31, 2016, we had approximately $295.4 million and $126.5 million, respectively, of borrowing capacity available for general corporate purposes.
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
The combined weighted average monthly amounts outstanding on our Credit Agreement and accounts receivable facilities during the first nine months of 2017 approximated $380.0 million, compared to the weighted average monthly amounts outstanding during the first nine months of 2016 of approximately $461.6 million. The overall decrease is primarily due to the use of proceeds from the Senior Notes offering to fully repay amounts outstanding on our former Term Loan A Facility and repay a portion of the outstanding obligations under our accounts receivable facility.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. While the majority of our cash on hand as of September 30, 2017 is located in jurisdictions outside the U.S., given aggregate available funding under our revolving credit and accounts receivable facilities of $295.4 million at September 30, 2017 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future.
We are subject to variable interest rates on our revolving credit and accounts receivable facilities. At September 30, 2017, 1-Month LIBOR approximated 1.23%. Based on our variable rate-based borrowings outstanding at September 30, 2017, a 1% increase in the per annum interest rate would increase our interest expense by approximately $0.5 million annually.
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
We are also subject to interest risk as it relates to our long-term debt. We have historically used interest rate swap agreements to fix the variable portion of our debt to manage this risk. See Note 8, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
Common Stock
TriMas is listed in the NASDAQ Global Select MarketSM. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On September 13, 2017, Moody's assigned a B1 rating to our Senior Notes and affirmed a rating of Ba3 to our Credit Agreement, as presented in Note 7, "Long-term Debt" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also affirmed a Ba3 to our Corporate Family Rating and maintained its outlook as stable. On September 11, 2017, Standard & Poor's assigned a B+ rating to our senior unsecured notes, affirmed a BB- corporate credit rating to our credit facilities and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
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
We remain cautiously optimistic about the possibility for growth in 2017, particularly focused on growth programs in our Packaging and Aerospace reportable segments, and have realized year-over-year growth in both of these segments through the first nine months of 2017. In addition, while uncertainty still exists with respect to the broader macroeconomic environment, there are signs of stabilization in certain of our key end markets, most notably within the Aerospace distribution channel, where year-over-year sales continue to increase in 2017 compared to 2016, and increased quoting activity for upstream oil and gas-related business. There remains the potential that the new U.S. presidential administration might initiate legislative or regulatory actions that accelerate the U.S. industrial economy, which would benefit us given a majority of our sales and production is in the U.S. While these additional factors would be positive for TriMas, we are not counting on significant market improvement. In addition, given the natural disasters related to hurricanes in the Gulf Coast region, there is uncertainty around the level and timing of potential turn-around activity in the petrochemical and refining industries, as they may be delayed into 2018, further impacting our Energy reportable segment's current year sales and profit levels. While we strive to mitigate the risk of external factors, we continue to concentrate on managing internal projects that we control, including continued application of the TriMas Business Model within Energy and Aerospace to improve our manufacturing processes and product delivery, pruning our product portfolios to de-emphasize or no longer sell certain lower-margin products within certain regions, and seeking lower-cost sources for input costs, all while continuously assessing our manufacturing footprint and fixed cost structure.
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
During the quarter ended September 30, 2017, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2016.
In completing our 2016 assessment of goodwill and indefinite-lived intangible assets, the fair value of the Aerospace reporting unit equaled carrying value following our recognition of goodwill and intangible asset impairment charges in the fourth quarter of 2016. All other reporting units with goodwill had an implied fair value greater than carrying value by more than 89% in our last quantitative assessment. The amount of remaining goodwill attributable to the Aerospace reporting unit was approximately $146.4 million as of each of September 30, 2017 and December 31, 2016. We have not identified any events or changes in circumstances that could reasonably be expected to have an other than temporary effect on the significant assumptions used in estimating the fair value of our Aerospace or other reporting units with goodwill.

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
Evaluation of disclosure controls and procedures
As of September 30, 2017, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits
Exhibits Index:

3.1(a)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Third Amended and Restated By-laws of TriMas Corporation.
4.1(c)	Indenture, dated as of September 20, 2017, among TriMas Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of Note)
10.1(c)
Replacement Facility Amendment, dated as September 20, 2017, among TriMas Company LLC, the other Loan Parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders party thereto.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 001-10716).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on December 18, 2015 (File No. 001-10716).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on September 20, 2017 (File No. 001-10716).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ ROBERT J. ZALUPSKI

Date:	October 26, 2017	By:	Robert J. Zalupski Chief Financial Officer