Form 10-Q
period 2018-03-31
TRIMAS CORP
filed 2018-04-27
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 19, 2018, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,924,244 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to: general economic and currency conditions; material and energy costs; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; competitive factors; future trends; our ability to realize our business strategies; our ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; the performance of our subcontractors and suppliers; supply constraints; market demand; technology factors; intellectual property factors; litigation; government and regulatory actions; our leverage; liabilities imposed by our debt instruments; labor disputes; changes to fiscal and tax policies; contingent liabilities relating to acquisition activities; information technology factors; the disruption of operations from catastrophic or extraordinary events, including natural disasters; the potential impact of Brexit; tax considerations relating to the Cequent spin-off; our future prospects; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	March 31, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$36,670	$27,580
Receivables, net of reserves of approximately $4.1 million as of March 31, 2018 and December 31, 2017, respectively	128,850	112,220
Inventories	156,560	155,350
Prepaid expenses and other current assets	10,840	16,120
Total current assets	332,920	311,270
Property and equipment, net	188,440	190,250
Goodwill	320,210	319,390
Other intangibles, net	189,260	194,220
Deferred income taxes	5,280	9,100
Other assets	9,020	8,970
Total assets	$1,045,130	$1,033,200
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$73,020	$72,410
Accrued liabilities	44,720	49,470
Total current liabilities	117,740	121,880
Long-term debt, net	301,710	303,080
Deferred income taxes	5,710	5,650
Other long-term liabilities	54,190	58,570
Total liabilities	479,350	489,180
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 45,924,244 shares at March 31, 2018 and 45,724,453 shares at December 31, 2017	460	460
Paid-in capital	822,770	823,850
Accumulated deficit	(238,640)	(262,960)
Accumulated other comprehensive loss	(18,810)	(17,330)
Total shareholders' equity	565,780	544,020
Total liabilities and shareholders' equity	$1,045,130	$1,033,200

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended March 31,
	2018	2017
Net sales	$217,100	$199,830
Cost of sales	(156,720)	(148,010)
Gross profit	60,380	51,820
Selling, general and administrative expenses	(25,170)	(35,910)
Operating profit	35,210	15,910
Other expense, net:
Interest expense	(3,700)	(3,550)
Other expense, net	(560)	(780)
Other expense, net	(4,260)	(4,330)
Income before income tax expense	30,950	11,580
Income tax expense	(6,630)	(4,590)
Net income	$24,320	$6,990
Basic earnings per share:
Net income per share	$0.53	$0.15
Weighted average common shares—basic	45,779,966	45,570,495
Diluted earnings per share:
Net income per share	$0.53	$0.15
Weighted average common shares—diluted	46,229,337	45,908,958

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2018	2017
Net income	$24,320	$6,990
Other comprehensive income (loss):
Defined benefit pension and postretirement plans (Note 14)	200	170
Foreign currency translation	2,360	1,800
Derivative instruments (Note 9)	(4,040)	380
Total other comprehensive income (loss)	(1,480)	2,350
Total comprehensive income	$22,840	$9,340

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$24,320	$6,990
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on dispositions of assets	(10)	4,170
Depreciation	6,330	5,800
Amortization of intangible assets	4,910	4,990
Amortization of debt issue costs	470	350
Deferred income taxes	5,010	1,870
Non-cash compensation expense	1,220	1,470
Increase in receivables	(16,160)	(7,590)
Increase in inventories	(840)	(420)
Decrease in prepaid expenses and other assets	5,330	8,070
Decrease in accounts payable and accrued liabilities	(15,140)	(3,160)
Other operating activities	800	(570)
Net cash provided by operating activities	16,240	21,970
Cash Flows from Investing Activities:
Capital expenditures	(3,170)	(10,740)
Net proceeds from disposition of property and equipment	250	30
Net cash used for investing activities	(2,920)	(10,710)
Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	—	(3,470)
Proceeds from borrowings on revolving credit and accounts receivable facilities	32,040	186,640
Repayments of borrowings on revolving credit and accounts receivable facilities	(33,970)	(191,760)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(2,300)	(450)
Other financing activities	—	(290)
Net cash used for financing activities	(4,230)	(9,330)
Cash and Cash Equivalents:
Net increase for the period	9,090	1,930
At beginning of period	27,580	20,710
At end of period	$36,670	$22,640
Supplemental disclosure of cash flow information:
Cash paid for interest	$470	$3,050
Cash paid for taxes	$970	$1,230

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Three Months Ended March 31, 2018
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2017	$460	$823,850	$(262,960)	$(17,330)	$544,020
Net income	—	—	24,320	—	24,320
Other comprehensive loss	—	—	—	(1,480)	(1,480)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,300)	—	—	(2,300)
Non-cash compensation expense	—	1,220	—	—	1,220
Balances, March 31, 2018	$460	$822,770	$(238,640)	$(18,810)	$565,780

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
In the first quarter of 2018, TriMas realigned its reporting structure from four segments to three. While there were no changes to the Packaging and Aerospace reportable segments, the Company combined its previous Energy and Engineered Components reportable segments into a new reportable segment titled Specialty Products. This change was made in connection with recent realignment efforts, providing a more streamlined operating structure and to better leverage resources across the divisions in this segment. See Note 11, "Segment Information," for further information on each of the Company's reportable segments.
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2017 Annual Report on Form 10-K.
2. New Accounting Pronouncements
Recently Issued Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)" ("ASU 2018-02"), which provides for the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings resulting from the Tax Cuts and Jobs Act ("Tax Reform Act"). ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. ASU 2018-02 is to be applied retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate related to the Tax Reform Act is recorded. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" ("ASU 2018-05"). ASU 2018-05 adds the SEC guidance released on December 22, 2017 regarding the Tax Reform Act to the FASB Accounting Standards Codification. The Company adopted ASU 2018-05 in March 2018. The Company recognized provisional tax impacts in its consolidated financial statements as disclosed in Part II, Item 8, "Notes to Consolidated Financial Statements," in the Annual Report on Form 10-K for the year ended December 31, 2017. The Company expects to finalize its provisional amounts when the Company files its 2017 U.S. corporate income tax return in late 2018.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"). ASU 2017-07 requires that the service cost component of net period pension and postretirement benefit cost be presented in the same line item as other employee compensation costs, while the other components be presented separately as non-operating income (expense). ASU 2017-07 also allows only the service cost component to be eligible for capitalization when applicable. The Company adopted this standard as of January 1, 2018. The Company utilized the practical expedient to retrospectively reclassify the non-service components of net periodic benefit cost out of operating profit based on amounts previously disclosed in the footnote. For the three months ended March 31, 2017, non-service components of net periodic benefit cost of approximately $0.1 million recorded in each of cost of goods sold and selling, general and administrative expenses, respectively, were reclassified into other expense, net in the consolidated statement of income. See Note 14, “Defined Benefit Plans,” for further details regarding the Company’s defined benefit plans.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"). ASU 2017-01 provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU 2017-01 on January 1, 2018. The adoption of ASU 2017-01 did not have a material impact on the Company's consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"), which requires that income tax consequences of an intra-entity transfer of an asset other than inventory are recognized when the transfer occurs. ASU 2016-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied using a modified retrospective approach. The Company adopted ASU 2016-16 on January 1, 2018. The adoption of ASU 2016-16 did not have a material impact on the Company's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied using a retrospective approach. The Company adopted this standard on January 1, 2018 and the adoption did not have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." Since the issuance of the original standard, the FASB has issued several subsequent updates to Topic 606. Topic 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted this standard on January 1, 2018 utilizing the modified retrospective approach. The adoption of Topic 606 did not have a material impact on the Company’s consolidated financial statements. See Note 3, “Revenue,” for further details regarding the Company’s revenue recognition policies and disaggregated revenue disclosure.
3. Revenue
Revenue is recognized when control of promised goods are transferred to customers, which generally occurs when products are shipped from the Company’s facilities to its customers. The amount of revenue recorded reflects the consideration the Company expects to be entitled to in exchange for transferring those goods. Net sales are comprised of gross revenues, based on observed stand-alone selling prices, less estimates of expected returns, trade discounts and customer allowances, which include incentives such as volume discounts and other supply agreements in connection with various programs. Such deductions are estimated and recorded during the period the related revenue is recognized. The Company may adjust these estimates when the expected amount of consideration changes based on sales volumes or other contractual terms. Sales and other consumption taxes the Company collects from customers and remits to government agencies are excluded from revenue. The Company has elected to account for freight and shipping costs that occur after control of the related goods transfer to the customer as a fulfillment cost within cost of sales. The nature and timing of the Company's revenue transactions are similar, as substantially all revenue is based on point-in-time transactions with customers under industry-standard payment terms. The Company may require shortened payment terms, including cash-in-advance, on an individual customer basis depending on its assessment of the customer's credit risk.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the Company’s disaggregated net sales by primary end market served (dollars in thousands):

	Three months ended March 31,
Customer End Markets	2018	2017
Consumer	$64,730	$58,880
Aerospace	45,810	45,420
Industrial	54,350	49,290
Oil and gas	52,210	46,240
Total net sales	$217,100	$199,830
The Company’s Packaging reportable segment earns revenues from the consumer and industrial end markets. The Aerospace reportable segment earns revenues from the aerospace end market. The Specialty Products reportable segment earns revenues from the industrial and oil and gas end markets.
4. Facility Closures
Wolverhampton, United Kingdom facility
In March 2017, the Company exited its Wolverhampton, United Kingdom facility within the Specialty Products reportable segment. In connection with this action, during the first quarter of 2017 the Company recorded pre-tax charges of approximately $3.5 million within selling, general and administrative expenses, of which approximately $3.2 million were non-cash charges related to the disposal of certain assets.
5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2018 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2017	$166,400	$146,430	$6,560	$319,390
Foreign currency translation and other	820	—	—	820
Balance, March 31, 2018	$167,220	$146,430	$6,560	$320,210

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles as of March 31, 2018 and December 31, 2017 are summarized below (dollars in thousands):

	As of March 31, 2018		As of December 31, 2017
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$73,810	$(42,900)	$73,910	$(41,000)
Customer relationships, 15 – 25 years	132,230	(53,600)	132,230	(51,880)
Total customer relationships	206,040	(96,500)	206,140	(92,880)
Technology and other, 1 – 15 years	57,060	(29,550)	57,340	(29,120)
Technology and other, 17 – 30 years	43,300	(34,020)	43,300	(33,490)
Total technology and other	100,360	(63,570)	100,640	(62,610)
Indefinite-lived intangible assets:
Trademark/Trade names	42,930	—	42,930	—
Total other intangible assets	$349,330	$(160,070)	$349,710	$(155,490)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended March 31,
	2018	2017
Technology and other, included in cost of sales	$1,240	$1,350
Customer relationships, included in selling, general and administrative expenses	3,670	3,640
Total amortization expense	$4,910	$4,990
6. Inventories
Inventories consist of the following components (dollars in thousands):

	March 31, 2018	December 31, 2017
Finished goods	$83,730	$86,310
Work in process	26,780	24,580
Raw materials	46,050	44,460
Total inventories	$156,560	$155,350

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	March 31, 2018	December 31, 2017
Land and land improvements	$15,540	$15,500
Buildings	75,850	73,550
Machinery and equipment	306,370	303,880
	397,760	392,930
Less: Accumulated depreciation	209,320	202,680
Property and equipment, net	$188,440	$190,250
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended March 31,
	2018	2017
Depreciation expense, included in cost of sales	$5,810	$5,200
Depreciation expense, included in selling, general and administrative expenses	520	600
Total depreciation expense	$6,330	$5,800
8. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	March 31, 2018	December 31, 2017
4.875% Senior Notes due October 2025	$300,000	$300,000
Credit Agreement	8,970	10,810
Debt issuance costs	(7,260)	(7,730)
Long-term debt, net	$301,710	$303,080
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
Credit Agreement
The Company is a party to a credit agreement ("Credit Agreement") consisting of a $300.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies, subject to a $125.0 million sub limit, matures on September 20, 2022 and is subject to interest at London Interbank Offered Rate ("LIBOR") plus 1.50%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.
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
The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. At March 31, 2018, the Company had approximately $9.0 million outstanding under its revolving credit facility and had approximately $276.2 million potentially available after giving effect to approximately $14.8 million of letters of credit issued and outstanding. At December 31, 2017, the Company had approximately $10.8 million outstanding under its revolving credit facility and had approximately $274.3 million potentially available after giving effect to approximately $14.9 million of letters of credit issued and outstanding. However, including availability under its former accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had approximately $276.2 million and $332.1 million at March 31, 2018 and December 31, 2017, respectively, of borrowing capacity available for general corporate purposes.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At March 31, 2018, the Company was in compliance with its financial covenants contained in the Credit Agreement.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Receivables Facility
During the three months ended March 31, 2018, the Company terminated its accounts receivable facility previously utilized through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary. The facility was used to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, could sell an undivided fractional ownership interest in the pool of receivables up to $75.0 million to a third-party multi-seller receivables funding company. The cost of funds under this facility consisted of a 1-month LIBOR-based rate plus a usage fee of 1.00% and a fee on the unused portion of the facility of 0.35%.
At December 31, 2017, the Company had no amounts outstanding under the facility and approximately $57.8 million available but not utilized. Aggregate costs incurred under the facility were approximately $0.1 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively, and are included in interest expense in the accompanying consolidated statement of income.
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$300,000	$289,500	$300,000	$300,750
Revolving credit facility	8,970	8,750	10,810	10,490
9. Derivative Instruments
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
In September 2017, immediately following the debt refinancing, the Company determined the likelihood of the hedged transactions occurring was less than probable and de-designated the interest rate swaps as cash flow hedges and terminated the interest rate swaps for a cash payment of approximately $4.7 million. There were no interest rate swaps outstanding as of March 31, 2018 or December 31, 2017. The cash flows associated with the cash flow hedges are reported in net cash provided by operating activities on the statement of cash flows. Up to the date of the termination, the Company utilized hedge accounting, which allows for the effective portion of the interest rate swaps to be recorded in accumulated other comprehensive income or loss ("AOCI") in the accompanying consolidated balance sheet.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of March 31, 2018 and December 31, 2017, the fair value carrying amount of the Company's derivative instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	March 31, 2018	December 31, 2017
Net Investment Hedges
Cross-currency swaps	Other long-term liabilities	$(9,340)	$(4,110)
The following table summarizes the loss recognized in AOCI on derivative contracts designated as hedging instruments as of March 31, 2018 and December 31, 2017, and the amounts reclassified from AOCI into earnings for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Amount of Loss Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended March 31,
	As of March 31, 2018	As of December 31, 2017	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2018	2017
Net Investment Hedges
Cross-currency swaps	$(7,210)	$(3,170)	Other expense, net	$—	$—
Cash Flow Hedges
Interest rate swaps	$—	$—	Interest expense	$—	$(250)
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred losses from AOCI into earnings.
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's interest rate swaps and cross-currency swaps use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are shown below (dollars in thousands):

	Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018	Cross-currency swaps	Recurring	$(9,340)	$—	$(9,340)	$—
December 31, 2017	Cross-currency swaps	Recurring	$(4,110)	$—	$(4,110)	$—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10. Commitments and Contingencies
Asbestos
As of March 31, 2018, the Company was a party to 446 pending cases involving an aggregate of 4,913 claims primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of its subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, excluding amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Three Months Ended March 31, 2018	5,256	50	389	4	4,913	$14,750	$550,000
Fiscal Year Ended December 31, 2017	5,339	173	231	25	5,256	$8,930	$2,280,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,913 claims pending at March 31, 2018, 59 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At March 31, 2018, of the 59 claims that set forth specific amounts, there were no claims seeking specific amounts for punitive damages. Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	13	46
In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.
Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $8.6 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely there will be a period within the next 12 months, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.

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
In 2007, Metaldyne merged into a subsidiary of Asahi Tec Corporation (“Asahi”) whereby Metaldyne became a wholly-owned subsidiary of Asahi, and in 2009, Metaldyne and its U.S. subsidiaries filed voluntary petitions in the United States Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code.
On January 11, 2018, the U.S. Bankruptcy Court entered a final decree to close all remaining cases and finalize the Metaldyne bankruptcy distribution trust, effectively terminating any potential obligation by TriMas to Metaldyne. In consideration of the final decree, the Company removed the obligation from its balance sheet during the first quarter of 2018, resulting in an approximate $8.2 million non-cash reduction in selling, general and administrative expenses in the accompanying consolidated statement of income.
Claims and Litigation
The Company is subject to other claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation will have a material adverse effect on its financial position and results of operations or cash flows.
11. Segment Information
In the first quarter of 2018, TriMas realigned its reporting structure into three reportable segments: Packaging, Aerospace, and Specialty Products. Each of these segments has discrete financial information that is regularly evaluated by TriMas' president and chief executive officer (chief operating decision maker) in determining resource, personnel and capital allocation, as well as assessing strategy and performance. The Company utilizes its proprietary TriMas Business Model as a standardized set of processes to manage and drive results and strategy across its multi-industry businesses.
Within the Company's reportable segments, there are no individual products or product families for which reported net sales accounted for more than 10% of the Company's consolidated net sales. See below for more information regarding the types of products and services provided within each reportable segment:
Packaging – Designs and manufactures specialty, highly engineered closure and dispensing systems for a range of end markets, including steel and plastic within industrial and consumer packaging applications.
Aerospace – Designs and manufactures a diverse range of products, including highly-engineered fasteners, collars, blind bolts, rivets and precision-machined components, for use in focused markets within the aerospace industry. In general, these products are customer-specific and are manufactured utilizing customer-qualified and proprietary processes.
Specialty Products – Designs and manufactures metallic and non-metallic industrial sealing, fastener and specialty products for the petrochemical, petroleum refining, oil field, water/waste water treatment and other industrial markets; highly-engineered high-pressure and low-pressure steel cylinders for the transportation, storage and dispensing of compressed gases; and natural gas powered wellhead engines, compressors, gas production equipment and chemical pumps for use at well sites in the oil and gas industry.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows (dollars in thousands):

	Three months ended March 31,
	2018	2017
Net Sales
Packaging	$88,200	$80,960
Aerospace	45,810	45,420
Specialty Products	83,090	73,450
Total	$217,100	$199,830
Operating Profit (Loss)
Packaging	$19,580	$16,900
Aerospace	5,080	5,060
Specialty Products	9,650	1,510
Corporate income (expense)(a)	900	(7,560)
Total	$35,210	$15,910
__________________________

(a)
During the first quarter of 2018, the Company removed an obligation from its balance sheet, resulting in an approximate $8.2 million non-cash reduction in selling, general and administrative expenses. See Note 10, "Commitments and Contingencies," for further details.

12. Equity Awards
Stock Options
The Company did not grant any stock option awards during the three months ended March 31, 2018. Information related to stock options at March 31, 2018 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	206,854	$13.19
Granted	—	—
Exercised	—	—
Cancelled	—	—
Expired	—	—
Outstanding at March 31, 2018	206,854	$13.19	6.3	$2,700,523
As of March 31, 2018, 106,854 stock options outstanding were exercisable under the Plans. As of March 31, 2018, there was approximately $0.2 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.3 years.
The Company recognized approximately $0.1 million and $0.2 million of stock-based compensation expense related to stock options during the three months ended March 31, 2018 and 2017, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Restricted Stock Units
The Company issued 2,657 restricted stock units ("RSUs") related to director fee deferrals for the three months ended March 31, 2018. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
During 2015, the Company awarded performance-based RSUs to certain Company key employees which were earned based upon the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group and measured over a period beginning September 10, 2015 and ending on December 31, 2017. Depending on the performance achieved, the amount of shares earned could vary from 0% of the target award to a maximum of 200% of the target award. The Company attained 126.9% of the target on a weighted average basis, resulting in an increase of 31,021 shares during the three months ended March 31, 2018.
Information related to RSUs at March 31, 2018 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	726,936	$22.60
Granted	33,678	22.76
Vested	(288,895)	22.18
Cancelled	(13,971)	21.67
Outstanding at March 31, 2018	457,748	$22.90	1.1	$12,015,885
As of March 31, 2018, there was approximately $4.3 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 1.8 years.
The Company recognized stock-based compensation expense related to RSUs of approximately $1.1 million and $1.3 million during the three months ended March 31, 2018 and 2017, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
13. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and restricted stock units. The following table summarizes the dilutive effect of restricted stock units and options to purchase common stock for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Weighted average common shares—basic	45,779,966	45,570,495
Dilutive effect of restricted stock units	358,583	283,839
Dilutive effect of stock options	90,788	54,624
Weighted average common shares—diluted	46,229,337	45,908,958

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost for the three months ended March 31, 2018 and 2017 are as follows (dollars in thousands):

	Pension Plans
	Three months ended March 31,
	2018	2017
Service costs	$300	$280
Interest costs	300	320
Expected return on plan assets	(430)	(370)
Amortization of net loss	250	250
Net periodic benefit cost	$420	$480
The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other expense, net in the accompanying consolidated statement of income.
The Company contributed approximately $0.6 million and $0.3 million to its defined benefit pension plans during the three months ended March 31, 2018 and 2017, respectively. The Company expects to contribute approximately $2.3 million to its defined benefit pension plans for the full year 2018.
15. Other Comprehensive Income (Loss)
Changes in AOCI by component for the three months ended March 31, 2018 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2017	$(10,450)	$(3,170)	$(3,710)	$(17,330)
Net unrealized gains (losses) arising during the period (a)	—	(4,040)	2,360	(1,680)
Less: Net realized losses reclassified to net income (b)	(200)	—	—	(200)
Net current-period other comprehensive income (loss)	200	(4,040)	2,360	(1,480)
Balance, March 31, 2018	$(10,250)	$(7,210)	$(1,350)	$(18,810)
__________________________

(a)	Derivative instruments, net of income tax of approximately $1.2 million. See Note 9, "Derivative Instruments," for further details.

(b)	Defined benefit plans, net of income tax of approximately $0.1 million. See Note 14, "Defined Benefit Plans," for further details.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward-Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2017.
Introduction
We are a diversified industrial manufacturer of products for customers in the consumer products, aerospace, industrial, petrochemical, refinery and oil and gas end markets. Our wide range of innovative and quality product solutions are engineered and designed to address application-specific challenges that our customers face. We believe our businesses share important and distinguishing characteristics, including: well-recognized and leading brand names in the niche markets we serve; established distribution networks; innovative product technologies and features; customer approved processes and qualified products; relatively low ongoing capital investment requirements; strong cash flow conversion and long-term growth opportunities. We manufacture and supply products globally to a wide range of companies. We are principally engaged in three reportable segments: Packaging, Aerospace and Specialty Products.
Key Factors Affecting Our Reported Results.
Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and are themselves significantly impacted by changes in economic conditions. While there has been low overall economic growth, particularly in the United States, global economic conditions have been relatively stable over the past couple of years.
During the first quarter of 2018, there were four significant factors impacting our reported results as compared to the first quarter of 2017.
The first factor was an increase in sales levels across each of our primary end markets. Each of our three reportable segments experienced year-over-year growth in the first quarter, resulting in overall sales growth of 8.6% compared with the prior year, representing a much larger total Company sales increase than in recent quarters. We believe that general industrial activity levels have elevated, particularly in the United States, and we were well positioned to take advantage of the incremental volume opportunities, plus we continue to capitalize on our internal sales growth programs. In addition, we refocused certain commercial efforts, including realigning and enhancing our sales functions. While sales levels increased in the first quarter of 2018, we are not projecting that level of increase to continue for the full year given the uncertain economic and political environment in the United States. In addition, we believe a portion of our first quarter 2018 improvement may relate to certain customers buying earlier in the year than planned as a result of the current and potential future impacts of recently enacted tariffs on foreign-sourced materials.
The second factor was continued positive momentum as we further leverage the TriMas Business Model ("TBM"), which provides for a common platform on how we operate and manage our multi-industry set of businesses. We initially implemented the TBM in late 2016 and have continued to drive and leverage operating improvements, as well as continuously evaluate, realign and streamline fixed and selling, general and administrative expenses. The improvements and efficiencies attained through this process resulted in the profit contribution from higher sales levels leveraging at a greater rate than in first quarter 2017.
The third factor was an adjustment to terminate a legacy liability of approximately $8.2 million during the first quarter of 2018 as a reduction to corporate office selling, general and administrative expenses. Prior to 2002, we were wholly-owned by Metaldyne Corporation ("Metaldyne"). In connection with the reorganization between TriMas and Metaldyne in June 2002, we assumed certain liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne of normal course payments to be made on TriMas' behalf. Metaldyne and its U.S. subsidiaries filed voluntary petitions in the United States Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code in 2009. On January 11, 2018, the U.S. Bankruptcy Court entered a final decree to close all remaining cases and finalize the Metaldyne bankruptcy distribution trust, effectively terminating any potential obligation by TriMas to Metaldyne.
The fourth factor affecting our year-over-year results was the enactment of the Tax Cuts and Jobs Act (the "Tax Reform Act") on December 22, 2017. We adopted the new legislation in the fourth quarter of 2017, including recording one-time provisional charges of approximately $12.7 million related to taxing previously deferred foreign income and revaluing our net deferred tax assets. However, in the first quarter of 2018, we significantly benefited from the reduction in the U.S. Federal corporate tax rate from 35% to 21%, which resulted in a decrease in our overall effective tax rate from 39.6% in first quarter 2017 to 21.4% in first quarter 2018.

Additional Key Risks that May Affect Our Reported Results.
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
Certain of our businesses are sensitive to oil price movements. Our Arrow Engine business is most directly impacted by significant volatility in oil prices. Arrow Engine's pumpjack and other engine sales and related parts, which comprise a significant portion of the business, are impacted by oil and gas drilling levels, rig counts, well completion activities and commodity pricing. In addition, a portion of our Lamons business serves upstream customers at oil well sites that have been impacted by lower oil prices. The majority of this business provides parts for refineries and chemical plants, which may or may not decide to incur capital expenditures for preventive maintenance or capacity expansion activities, both of which require use of our gaskets and bolts, in times of fluctuating oil prices. Our Rieke business may be impacted by oil prices, as it is a significant driver of resin pricing, although we generally are able to maintain profit levels when oil prices change due to escalator/de-escalator clauses in contracts with many of our customers.
Each year, as a core tenet within the TBM, our businesses target cost savings from continuous improvement and productivity initiatives in an effort to lower input costs or improve throughput and yield rates with a goal of at least covering inflationary and market cost increases. In addition, we continuously review our costs to ensure alignment between current demand and cost structure.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three months ended March 31,
	2018	As a Percentage of Net Sales	2017	As a Percentage of Net Sales
Net Sales
Packaging	$88,200	40.6%	$80,960	40.5%
Aerospace	45,810	21.1%	45,420	22.7%
Specialty Products	83,090	38.3%	73,450	36.8%
Total	$217,100	100.0%	$199,830	100.0%
Gross Profit
Packaging	$29,230	33.1%	$25,660	31.7%
Aerospace	11,150	24.3%	10,800	23.8%
Specialty Products	20,000	24.1%	15,360	20.9%
Total	$60,380	27.8%	$51,820	25.9%
Selling, General and Administrative Expenses
Packaging	$9,650	10.9%	$8,760	10.8%
Aerospace	6,070	13.3%	5,740	12.6%
Specialty Products	10,350	12.5%	13,850	18.9%
Corporate (income) expenses	(900)	N/A	7,560	N/A
Total	$25,170	11.6%	$35,910	18.0%
Operating Profit (Loss)
Packaging	$19,580	22.2%	$16,900	20.9%
Aerospace	5,080	11.1%	5,060	11.1%
Specialty Products	9,650	11.6%	1,510	2.1%
Corporate income (expenses)	900	N/A	(7,560)	N/A
Total	$35,210	16.2%	$15,910	8.0%
Depreciation
Packaging	$3,220	3.7%	$2,880	3.6%
Aerospace	1,660	3.6%	1,440	3.2%
Specialty Products	1,380	1.7%	1,420	1.9%
Corporate expenses	70	N/A	60	N/A
Total	$6,330	2.9%	$5,800	2.9%
Amortization
Packaging	$2,300	2.6%	$2,390	3.0%
Aerospace	2,160	4.7%	2,160	4.8%
Specialty Products	450	0.5%	440	0.6%
Corporate expenses	—	N/A	—	N/A
Total	$4,910	2.3%	$4,990	2.5%

Results of Operations
The principal factors impacting us during the three months ended March 31, 2018, compared with the three months ended March 31, 2017, were:

•	increased economic activity primarily in the United States, resulting in increased net sales in each of our reportable segments;

•
continued benefits of leveraging the TBM, primarily related to realignment actions within our Specialty Products reportable segment, which resulted in lower ongoing operating costs following several facility consolidations and closures;

•	the termination of the liability to Metaldyne, resulting in an approximate $8.2 million reduction in selling, general and administrative expenses; and

•	the impact of the Tax Reform Act, contributing to a lower overall effective tax rate.

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
Overall, net sales increased approximately $17.3 million, or 8.6%, to $217.1 million for the three months ended March 31, 2018, as compared with $199.8 million in the three months ended March 31, 2017, as we generated higher sales levels in each of our three reportable segments. Sales within our Specialty Products reportable segment increased approximately $9.1 million, excluding the impact of currency exchange, primarily due to increased demand as a result of higher refinery turnaround activity and as a result of higher sales of large high pressure cylinders used in industrial applications. Sales within our Packaging reportable segment increased approximately $4.9 million, excluding the impact of currency exchange, driven by increased sales within each of its three primary end markets. Sales within our Aerospace reportable segment increased by $0.4 million, primarily due to higher sales of machined components products. In addition, sales increased by approximately $2.8 million due to net favorable currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 27.8% and 25.9% for the three months ended March 31, 2018 and 2017, respectively. Gross profit and related margin increased in each of our reportable segments primarily as a result of higher sales levels and improved fixed cost absorption. Gross profit margin within our Specialty Products reportable segment further increased as a result of savings achieved from previous realignment actions and reduced cost structure.
Operating profit margin (operating profit as a percentage of sales) approximated 16.2% and 8.0% for the three months ended March 31, 2018 and 2017, respectively. Operating profit increased approximately $19.3 million, or 121.3%, to $35.2 million for the three months ended March 31, 2018, from $15.9 million for the three months ended March 31, 2017. Operating profit and margin increased in each of our reportable segments due to higher sales levels and lower overall selling, general and administrative expenses compared to 2017. Operating profit also increased by approximately $8.2 million due to a reduction of our recorded liability to Metaldyne following the U.S. Bankruptcy Court's final decree to close all remaining cases and terminate the Metaldyne bankruptcy distribution trust.
Interest expense increased approximately $0.1 million, to $3.7 million for the three months ended March 31, 2018, as compared to $3.6 million for the three months ended March 31, 2017. The increase in interest expense was primarily due to an increase in our interest rates, which more than offset lower weighted average borrowings. Our weighted average borrowings decreased to approximately $338.7 million in the three months ended March 31, 2018, from approximately $414.0 million in the three months ended March 31, 2017. The effective weighted average interest rate on our outstanding borrowings increased to approximately 3.6% for three months ended March 31, 2018, from approximately 2.6% for the three months ended March 31, 2017. The increase in interest rate was primarily a result of our September 2017 refinancing, in which we issued $300.0 million aggregate principal amount of 4.875% senior unsecured notes due October 15, 2025 ("Senior Notes") and repaid our former term loan A facility with proceeds from the Senior Notes.
Other expense, net decreased approximately $0.2 million, to $0.6 million for the three months ended March 31, 2018, as compared to $0.8 million for the three months ended March 31, 2018, primarily due to a decrease in losses on transactions denominated in foreign currencies.
The effective income tax rates for the three months ended March 31, 2018 and 2017 were 21.4% and 39.6%, respectively. The decrease in the rate was primarily a result of the Tax Reform Act signed into law on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. In addition, we generated fewer losses at certain foreign subsidiaries where no tax benefit could be recorded in the first quarter of 2018 as compared to the first quarter of 2017. This decrease was partially offset by the Tax Reform Act’s repeal of the domestic manufacturing activities deduction and executive compensation limitation.
Net income increased by approximately $17.3 million, to $24.3 million for the three months ended March 31, 2018, as compared to $7.0 million for the three months ended March 31, 2017. The increase in net income was primarily the result of an increase in operating profit of approximately $19.3 million, partially offset by an increase in income tax expense of approximately $2.0 million.
See below for a discussion of operating results by segment.

Packaging. Net sales increased approximately $7.2 million, or 8.9%, to $88.2 million in the three months ended March 31, 2018, as compared to $81.0 million in the three months ended March 31, 2017, with sales increases in all three primary end markets. Sales of our health, beauty and home care products increased approximately $2.9 million, driven by higher sales in Asia and North America. Sales of our food and beverage products increased approximately $1.3 million due to increased demand in North America. Sales of our industrial closures increased approximately $0.7 million due to increased demand in North America and new product introductions. Additionally, sales increased by approximately $2.3 million due to favorable currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening of the U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $3.6 million to $29.2 million, or 33.1% of sales, in the three months ended March 31, 2018, as compared to $25.7 million, or 31.7% of sales, in the three months ended March 31, 2017, primarily due to the increased sales levels and as a result of approximately $1.4 million of costs incurred in the first quarter of 2017 to consolidate manufacturing facilities in India and to finalize the move to a new facility in Mexico that did not repeat in the first quarter of 2018. Additionally, gross profit improved by approximately $1.0 million due to favorable currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening of the U.S. dollar relative to foreign currencies.
Packaging's selling, general and administrative expenses increased approximately $0.9 million to $9.7 million, or 10.9% of sales, in the three months ended March 31, 2018, as compared to $8.8 million, or 10.8% of sales, in the three months ended March 31, 2017, primarily due to higher employee-related costs as a result of our sales growth initiatives.
Packaging's operating profit increased approximately $2.7 million to $19.6 million, or 22.2% of sales, in the three months ended March 31, 2018, as compared to $16.9 million, or 20.9% of sales, in the three months ended March 31, 2017. Operating profit increased primarily due to higher sales levels, lower consolidation and move costs than first quarter of 2017, and by approximately $0.6 million due to favorable currency exchange, all of which was partially offset by an increase in selling, general, and administrative expenses.
Aerospace.    Net sales for the three months ended March 31, 2018 increased approximately $0.4 million, or 0.9%, to $45.8 million, as compared to $45.4 million in the three months ended March 31, 2017. Sales of our machined components products increased by approximately $1.1 million, as the impact of solid demand and improved manufacturing throughput more than offset the impact of our decision to no longer manufacture certain less profitable products. Sales of our fastener products decreased by approximately $0.7 million, as while demand was solid, the first quarter of 2017 sales benefited from a reduction in past due orders.
Gross profit within Aerospace increased approximately $0.4 million to $11.2 million, or 24.3% of sales, in the three months ended March 31, 2018, from $10.8 million, or 23.8% of sales, in the three months ended March 31, 2017, primarily as a result of higher sales levels and improved fixed cost absorption, which was partially offset by a less favorable product sales mix, with a higher percentage of our sales comprised of machined components products.
Selling, general and administrative expenses increased approximately $0.4 million to $6.1 million, or 13.3% of sales, in the three months ended March 31, 2018, as compared to $5.7 million, or 12.6% of sales, in the three months ended March 31, 2017, primarily due to higher employee-related costs.
Operating profit within Aerospace remained essentially flat at $5.1 million, or 11.1% of sales, in both the three months ended March 31, 2018 and the three months ended March 31, 2017, as the favorable impact of higher sales levels and improved fixed cost absorption was offset by a less favorable product sales mix and higher selling, general and administrative expenses.
Specialty Products.    Net sales for the three months ended March 31, 2018 increased approximately $9.6 million, or 13.1%, to $83.1 million, as compared to $73.5 million in the three months ended March 31, 2017. Sales of our oil and gas related products increased by approximately $5.4 million, primarily as a result of higher levels of refinery turnaround activity, as well as increased sales of wellhead products due to higher levels of drilling activity in the United States and Canada. Sales of our industrial products increased by approximately $3.7 million, primarily due to increased demand for large high pressure cylinders. In addition, sales increased by approximately $0.5 million of net favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies.
Gross profit within Specialty Products increased approximately $4.6 million to $20.0 million, or 24.1% of sales, in the three months ended March 31, 2018, as compared to $15.4 million, or 20.9% of sales, in the three months ended March 31, 2017. Gross profit dollars and margin increased primarily as a result of higher sales levels and incremental savings achieved from our previous realignment actions.
Selling, general and administrative expenses within Specialty Products decreased approximately $3.5 million to $10.4 million, or 12.5% of sales, in the three months ended March 31, 2018, as compared to $13.9 million, or 18.9% of sales, in the three months ended March 31, 2017, primarily as a result of the $3.5 million charge recorded in the first quarter of 2017 related to the exit of the Wolverhampton, United Kingdom facility.

Operating profit within Specialty Products increased approximately $8.1 million to $9.7 million, or 11.6% of sales, in the three months ended March 31, 2018, as compared to $1.5 million, or 2.1% of sales, in the three months ended March 31, 2017, as a result of higher sales levels, incremental savings resulting from footprint realignment activities and lower selling, general and administrative expenses.
Corporate.    Corporate (income) expenses, net consists of the following (dollars in millions):

	Three months ended March 31,
	2018	2017
Corporate operating expenses	$5.3	$5.5
Non-cash stock compensation	1.2	1.5
Legacy (income) expenses, net	(7.4)	0.6
Corporate (income) expenses, net	$(0.9)	$7.6
Corporate (income) expenses, net decreased approximately $8.5 million to $0.9 million of income for the three months ended March 31, 2018, from $7.6 million of expense for the three months ended March 31, 2017, primarily due to the termination of the liability to Metaldyne, resulting in an approximate $8.2 million non-cash reduction in legacy (income) expenses, net.
Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were approximately $16.2 million for the three months ended March 31, 2018, as compared to approximately $22.0 million for the three months ended March 31, 2017. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:

•
For the three months ended March 31, 2018, the Company generated approximately $43.1 million of cash, based on the reported net income of approximately $24.3 million and after considering the effects of non-cash items related to depreciation, amortization, (gain) loss on dispositions of assets, changes in deferred income taxes, stock-based compensation and other operating activities. For the three months ended March 31, 2017, the Company generated approximately $25.1 million in cash flows based on the reported net income of approximately $7.0 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $16.2 million and $7.6 million for the three months ended March 31, 2018 and 2017, respectively. The increased use of cash for each of the three month periods is due primarily to the timing of sales and collection of cash within the periods. Days sales outstanding of receivables remained flat period-over-period.

•
We increased our investment in inventory by approximately $0.8 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively, primarily as a result of operating at higher production levels in anticipation of higher customer demand. While our gross inventory levels are higher in 2018 than in 2017, our days sales of inventory have decreased by seven days, as we continue our significant focus on working capital management.

•
Decreases in prepaid expenses and other assets resulted in a cash source of approximately $5.3 million and $8.1 million for the three months ended March 31, 2018 and 2017, respectively, primarily as a result of the timing of payments made for income taxes and certain operating expenses.

•
Decreases in accounts payable and accrued liabilities resulted in a cash use of approximately $15.1 million for the three months ended March 31, 2018, which includes an approximate $8.2 million non-cash reduction in an obligation during first quarter 2018, and $6.9 million of a decrease primarily resulting from the timing of payments made to suppliers. Decreases in accounts payable and accrued liabilities resulted in a cash use of approximately $3.2 million for the three months ended March 31, 2017, primarily as a result of timing of payments made to suppliers and the mix of vendors and related terms. Our days accounts payable on hand decreased by five days as of March 31, 2018 as compared to March 31, 2017.

Net cash used for investing activities for the three months ended March 31, 2018 and 2017 was approximately $2.9 million and $10.7 million, respectively. During the first three months of 2018, we incurred approximately $3.2 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of property and equipment was approximately $0.3 million. During the first three months of 2017, we incurred approximately $10.7 million in capital expenditures.

Net cash used for financing activities for the three months ended March 31, 2018 and 2017 was approximately $4.2 million and $9.3 million, respectively. During the first three months of 2018, we made net repayments of approximately $1.9 million on our revolving credit and accounts receivable facilities. We also used a net cash amount of approximately $2.3 million related to our stock compensation arrangements. During the first three months of 2017, we made net repayments of approximately $5.1 million on our revolving credit and accounts receivable facilities, and repaid approximately $3.5 million on our former term loan A facility. We also used a net cash amount of approximately $0.5 million related to our stock compensation arrangements.
Our Debt and Other Commitments
In September 2017, we issued $300.0 million aggregate principal amount of 4.875% senior unsecured notes due October 15, 2025 at par value in a private placement under Rule 144A of the Securities Act of 1933, as amended. The Senior Notes accrue interest at a rate of 4.875% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2018.
The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis by certain named subsidiaries of the Company (each a "Guarantor" and collectively the "Guarantors"). The Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. For the three months ended March 31, 2018, our consolidated subsidiaries that do not guarantee the Senior Notes represented approximately 13% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented approximately 29% and 10% of the total guarantor and non-guarantor assets and liabilities, respectively, as of March 31, 2018, treating the guarantor and non-guarantor subsidiaries each as a consolidated group and excluding intercompany transactions between such groups.
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
We are party to a credit agreement ("Credit Agreement") consisting of a $300.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies, subject to a $125.0 million sub limit. The Credit Agreement matures on September 20, 2022 and is subject to interest at London Interbank Offered Rate ("LIBOR") plus 1.50%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date. The Credit Agreement allows issuance of letters of credit, not to exceed $40.0 million in aggregate, against revolving credit facility commitments.
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

Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of March 31, 2018. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 1.80 to 1.00 at March 31, 2018. Our permitted senior secured net leverage ratio under the Credit Agreement is 3.50 to 1.00 as of March 31, 2018. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted senior secured net leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual senior secured net leverage ratio was not meaningful at March 31, 2018. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of March 31, 2018. Our actual interest expense coverage ratio was 12.30 to 1.00 at March 31, 2018. At March 31, 2018, we were in compliance with our financial covenants.
The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended March 31, 2018 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended March 31, 2018
Net income	$48,290
Bank stipulated adjustments:
Interest expense	14,550
Income tax expense	37,290
Depreciation and amortization	47,320
Non-cash compensation expense(1)	6,530
Other non-cash expenses or losses	4,200
Non-recurring expenses or costs(2)	5,290
Extraordinary, non-recurring or unusual gains or losses	(8,150)
Business and asset dispositions	1,400
Debt financing and extinguishment costs	6,640
Consolidated Bank EBITDA, as defined	$163,360

	March 31, 2018
Total Indebtedness, as defined(3)	$294,810
Consolidated Bank EBITDA, as defined	163,360
Total net leverage ratio	1.80	x
Covenant requirement	4.00	x

	March 31, 2018
Total Senior Secured Indebtedness(4)	$(9,140)
Consolidated Bank EBITDA, as defined	163,360
Senior secured net leverage ratio	n/m	x
Covenant requirement	3.50	x

Twelve Months Ended March 31, 2018
Interest expense	$14,550
Bank stipulated adjustments:
Non-cash amounts attributable to amortization of financing costs	(1,270)
Total Consolidated Cash Interest Expense, as defined	$13,280

	March 31, 2018
Consolidated Bank EBITDA, as defined	$163,360
Total Consolidated Cash Interest Expense, as defined	13,280
Actual interest expense coverage ratio	12.30	x
Covenant requirement	3.00	x
_____________________________

(1)	Non-cash compensation expenses resulting from the grant of equity awards

(2)	Non-recurring costs and expenses relating to severance, relocation, restructuring and curtailment expenses.

(3)	Includes $4.0 million of acquisition deferred purchase price.

(4)	Senior secured indebtedness is negative at March 31, 2018 due to the deduction of certain unrestricted cash and unrestricted permitted investments as allowed under the Credit Agreement.
During the three months ended March 31, 2018, we terminated our $75.0 million accounts receivable facility, under which we had the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At December 31, 2017, we had no amounts outstanding under the facility and approximately $57.8 million available but not utilized.
At March 31, 2018, we had approximately $9.0 million outstanding under our revolving credit facility and had approximately $276.2 million potentially available after giving effect to approximately $14.8 million of letters of credit issued and outstanding. At December 31, 2017, we had approximately $10.8 million outstanding under our revolving credit facility and had approximately $274.3 million potentially available after giving effect to approximately $14.9 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, as of March 31, 2018 and December 31, 2017, we had approximately $276.2 million and $332.1 million, respectively, of borrowing capacity available for general corporate purposes.
We rely upon our cash flow from operations and available liquidity under our revolving credit facility to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. At the end of each quarter, we use cash on hand from our domestic and foreign subsidiaries to pay down amounts outstanding under our revolving credit facility.
Our weighted average borrowings during the first three months of 2018 approximated $338.7 million, compared to approximately $414.0 million during the first three months of 2017. The overall decrease is primarily due to repayments using cash flows from operations.

Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. While the majority of our cash on hand as of March 31, 2018 is located in jurisdictions outside the U.S., given aggregate available funding under our revolving credit facility of $276.2 million at March 31, 2018 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future.
We are subject to variable interest rates on our revolving credit facility. At March 31, 2018, 1-Month LIBOR approximated 1.88%. Based on our variable rate-based borrowings outstanding at March 31, 2018, a 1% increase in the per annum interest rate would increase our interest expense by approximately $0.1 million annually.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases, and annual rent expense for continuing operations related thereto approximated $16.7 million in 2017. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
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
We have historically used derivative financial instruments to manage currency risks, albeit in immaterial notional contracts, as we explored the predictability of our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. We use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 9, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
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
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On September 13, 2017, Moody's assigned a B1 rating to our Senior Notes and affirmed a rating of Ba3 to our Credit Agreement, as presented in Note 8, "Long-term Debt" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also affirmed a Ba3 to our Corporate Family Rating and maintained its outlook as stable. On September 11, 2017, Standard & Poor's assigned a B+ rating to our senior unsecured notes, affirmed a BB- corporate credit rating to our credit facilities and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
Our results in the first quarter of 2018 continued our recent positive momentum, as we further improve our operating efficacy under the TriMas Business Model, which provides a standardized set of processes that we follow to drive results across our multi-industry set of businesses. We experienced year-over-year increases in sales and operating profit in each of our three reportable segments, with further profitability as a result of a lower tax rate following the enactment of the Tax Reform Act.

We remain cautiously optimistic about our growth and earnings expansion prospects for 2018, and will continue to focus on our internal initiatives to generate additional efficiencies, cost savings and leverage opportunities. We will also continue to prioritize growth programs, particularly in Packaging and Aerospace, many of which are underway and will benefit us in 2018. And, we will continue to evaluate the cost structure of our Specialty Products segment, ensuring it remains well positioned as the end markets evolve. While each of these factors is positive for TriMas, we are not planning on the favorable end market conditions from first quarter 2018 to continue at the same rate or further improve. Rather, we are focused on managing our operations and internal projects that we control. We will continue to leverage the tenants of the TriMas Business Model to execute our improvement actions, adjust our product portfolios to deemphasize or no longer sell certain lower-margin products, and seek lower-cost sources for input costs, all while continuously assessing our manufacturing footprint and fixed cost structure.
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
On January 1, 2018, we adopted Topic 606, "Revenue from Contracts with Customers," which required us to make certain accounting policy elections related to revenue recognition. For further information regarding our accounting policies for revenue recognition, see Note 3, "Revenue," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q. Other than the adoption of Topic 606 during the quarter ended March 31, 2018, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2017.
In completing our 2017 assessment of goodwill and indefinite-lived intangible assets, we determined the fair value of the Aerospace reporting unit exceeded its carrying value by more than 15%, and thus there was no goodwill impairment. All other reporting units with goodwill had an implied fair value greater than carrying value by more than 89% in our last quantitative assessment. The amount of remaining goodwill attributable to the Aerospace reporting unit was approximately $146.4 million as of each of March 31, 2018 and December 31, 2017. We have not identified any events or changes in circumstances that could reasonably be expected to have an other than temporary effect on the significant assumptions used in estimating the fair value of our Aerospace or other reporting units with goodwill.

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
Evaluation of disclosure controls and procedures
As of March 31, 2018, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 10, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2017 Form 10-K.
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

TRIMAS CORPORATION (Registrant)

/s/ ROBERT J. ZALUPSKI

Date:	April 27, 2018	By:	Robert J. Zalupski Chief Financial Officer