Form 10-Q
period 2018-06-30
TRIMAS CORP
filed 2018-08-07
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2018, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,846,987 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to: general economic and currency conditions; material and energy costs; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; competitive factors; future trends; our ability to realize our business strategies; our ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; the performance of our subcontractors and suppliers; supply constraints; market demand; technology factors; intellectual property factors; litigation; government and regulatory actions, including, without limitation, the impact of tariffs, quotas and surcharges; our leverage; liabilities imposed by our debt instruments; labor disputes; changes to fiscal and tax policies; contingent liabilities relating to acquisition activities; information technology factors; the disruption of operations from catastrophic or extraordinary events, including natural disasters; the potential impact of Brexit; tax considerations relating to the Cequent spin-off; our future prospects; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	June 30, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$53,400	$27,580
Receivables, net of reserves of approximately $4.1 million as of June 30, 2018 and December 31, 2017, respectively	132,500	112,220
Inventories	160,680	155,350
Prepaid expenses and other current assets	6,960	16,120
Total current assets	353,540	311,270
Property and equipment, net	187,070	190,250
Goodwill	317,700	319,390
Other intangibles, net	184,290	194,220
Deferred income taxes	2,270	9,100
Other assets	8,990	8,970
Total assets	$1,053,860	$1,033,200
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$80,970	$72,410
Accrued liabilities	45,040	49,470
Total current liabilities	126,010	121,880
Long-term debt, net	293,010	303,080
Deferred income taxes	5,480	5,650
Other long-term liabilities	43,670	58,570
Total liabilities	468,170	489,180
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 45,869,678 shares at June 30, 2018 and 45,724,453 shares at December 31, 2017	460	460
Paid-in capital	821,170	823,850
Accumulated deficit	(219,040)	(262,960)
Accumulated other comprehensive loss	(16,900)	(17,330)
Total shareholders' equity	585,690	544,020
Total liabilities and shareholders' equity	$1,053,860	$1,033,200

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales	$224,910	$213,370	$442,010	$413,200
Cost of sales	(160,130)	(153,900)	(316,850)	(301,910)
Gross profit	64,780	59,470	125,160	111,290
Selling, general and administrative expenses	(33,260)	(33,050)	(58,430)	(68,960)
Operating profit	31,520	26,420	66,730	42,330
Other expense, net:
Interest expense	(3,480)	(3,420)	(7,180)	(6,970)
Other expense, net	(2,180)	(140)	(2,740)	(920)
Other expense, net	(5,660)	(3,560)	(9,920)	(7,890)
Income before income tax expense	25,860	22,860	56,810	34,440
Income tax expense	(6,260)	(8,010)	(12,890)	(12,600)
Net income	$19,600	$14,850	$43,920	$21,840
Basic earnings per share:
Net income per share	$0.43	$0.32	$0.96	$0.48
Weighted average common shares—basic	45,920,307	45,717,697	45,850,137	45,644,096
Diluted earnings per share:
Net income per share	$0.42	$0.32	$0.95	$0.48
Weighted average common shares—diluted	46,200,757	45,922,416	46,215,047	45,915,687

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$19,600	$14,850	$43,920	$21,840
Other comprehensive income (loss):
Defined benefit pension and postretirement plans (Note 14)	2,650	160	2,850	330
Foreign currency translation	(6,450)	1,930	(4,090)	3,730
Derivative instruments (Note 9)	5,710	(400)	1,670	(20)
Total other comprehensive income	1,910	1,690	430	4,040
Total comprehensive income	$21,510	$16,540	$44,350	$25,880

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Six months ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$43,920	$21,840
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on dispositions of assets	70	3,030
Depreciation	12,870	13,050
Amortization of intangible assets	9,740	9,990
Amortization of debt issue costs	740	690
Deferred income taxes	6,340	2,060
Non-cash compensation expense	2,620	3,340
Increase in receivables	(20,380)	(11,490)
(Increase) decrease in inventories	(5,880)	2,850
Decrease in prepaid expenses and other assets	8,970	6,280
Decrease in accounts payable and accrued liabilities	(7,530)	(1,930)
Other operating activities	140	(120)
Net cash provided by operating activities	51,620	49,590
Cash Flows from Investing Activities:
Capital expenditures	(11,320)	(16,910)
Net proceeds from disposition of property and equipment	250	1,780
Net cash used for investing activities	(11,070)	(15,130)
Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	—	(6,910)
Proceeds from borrowings on revolving credit and accounts receivable facilities	59,060	300,050
Repayments of borrowings on revolving credit and accounts receivable facilities	(68,490)	(324,900)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(2,380)	(480)
Payments to purchase common stock	(2,920)	—
Other financing activities	—	(250)
Net cash used for financing activities	(14,730)	(32,490)
Cash and Cash Equivalents:
Net increase for the period	25,820	1,970
At beginning of period	27,580	20,710
At end of period	$53,400	$22,680
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,630	$6,060
Cash paid for taxes	$3,210	$10,600

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Six Months Ended June 30, 2018
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2017	$460	$823,850	$(262,960)	$(17,330)	$544,020
Net income	—	—	43,920	—	43,920
Other comprehensive income	—	—	—	430	430
Purchase of common stock	—	(2,920)	—	—	(2,920)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,380)	—	—	(2,380)
Non-cash compensation expense	—	2,620	—	—	2,620
Balances, June 30, 2018	$460	$821,170	$(219,040)	$(16,900)	$585,690

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
The following table presents the Company’s disaggregated net sales by primary end market served (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
Customer End Markets	2018	2017	2018	2017
Consumer	$71,990	$66,780	$136,720	$125,660
Aerospace	45,620	47,580	91,430	93,000
Industrial	55,970	50,000	110,320	99,290
Oil and gas	51,330	49,010	103,540	95,250
Total net sales	$224,910	$213,370	$442,010	$413,200
The Company’s Packaging reportable segment earns revenues from the consumer and industrial end markets. The Aerospace reportable segment earns revenues from the aerospace end market. The Specialty Products reportable segment earns revenues from the industrial and oil and gas end markets.
4. Facility Closures
Bangalore, India facility
In May 2018, the Company exited its Bangalore, India facility within the Specialty Products reportable segment. In connection with this action, the Company recorded pre-tax charges of approximately $0.7 million within selling, general and administrative expenses and approximately $0.6 million within cost of sales related to severance benefits for employees involuntarily terminated, facility closure costs and costs related to the disposal of certain assets.
Reynosa, Mexico facility
In March 2017, the Company announced plans within the Specialty Products reportable segment to cease production at its Reynosa, Mexico facility, and consolidate production into its Houston, Texas facility. During the second quarter of 2017, upon the cease use date of the facility, the Company recorded a pre-tax charge of approximately $1.5 million within cost of sales for estimated future unrecoverable lease obligations, net of estimated sublease recoveries, for the lease that expires in 2025. In addition, in the second quarter of 2017, the Company incurred approximately $1.2 million of pre-tax non-cash charges within cost of sales related to accelerated depreciation expense as a result of shortening the expected lives on certain machinery, equipment and leasehold improvement assets that the Company no longer used following the facility closure.
During the second quarter of 2018, following entry into a sublease agreement for the facility, the Company re-evaluated its estimate of unrecoverable future obligations, and reduced its estimate by approximately $1.1 million.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Wolverhampton, United Kingdom facility
In March 2017, the Company exited its Wolverhampton, United Kingdom facility within the Specialty Products reportable segment. In connection with this action, the Company recorded pre-tax charges of approximately $3.5 million within selling, general and administrative expenses, of which approximately $3.2 million were non-cash charges related to the disposal of certain assets.
5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2018 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2017	$166,400	$146,430	$6,560	$319,390
Foreign currency translation and other	(1,690)	—	—	(1,690)
Balance, June 30, 2018	$164,710	$146,430	$6,560	$317,700
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles as of June 30, 2018 and December 31, 2017 are summarized below (dollars in thousands):

	As of June 30, 2018		As of December 31, 2017
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$73,540	$(44,660)	$73,910	$(41,000)
Customer relationships, 15 – 25 years	132,230	(55,330)	132,230	(51,880)
Total customer relationships	205,770	(99,990)	206,140	(92,880)
Technology and other, 1 – 15 years	57,030	(30,200)	57,340	(29,120)
Technology and other, 17 – 30 years	43,300	(34,550)	43,300	(33,490)
Total technology and other	100,330	(64,750)	100,640	(62,610)
Indefinite-lived intangible assets:
Trademark/Trade names	42,930	—	42,930	—
Total other intangible assets	$349,030	$(164,740)	$349,710	$(155,490)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Technology and other, included in cost of sales	$1,210	$1,360	$2,450	$2,710
Customer relationships, included in selling, general and administrative expenses	3,620	3,640	7,290	7,280
Total amortization expense	$4,830	$5,000	$9,740	$9,990

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Inventories
Inventories consist of the following components (dollars in thousands):

	June 30, 2018	December 31, 2017
Finished goods	$84,510	$86,310
Work in process	26,840	24,580
Raw materials	49,330	44,460
Total inventories	$160,680	$155,350
7. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	June 30, 2018	December 31, 2017
Land and land improvements	$15,410	$15,500
Buildings	74,310	73,550
Machinery and equipment	309,400	303,880
	399,120	392,930
Less: Accumulated depreciation	212,050	202,680
Property and equipment, net	$187,070	$190,250
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Depreciation expense, included in cost of sales	$6,030	$6,740	$11,840	$11,940
Depreciation expense, included in selling, general and administrative expenses	510	510	1,030	1,110
Total depreciation expense	$6,540	$7,250	$12,870	$13,050
8. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	June 30, 2018	December 31, 2017
4.875% Senior Notes due October 2025	$300,000	$300,000
Credit Agreement	—	10,810
Debt issuance costs	(6,990)	(7,730)
Long-term debt, net	$293,010	$303,080

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. At June 30, 2018, the Company had no amounts outstanding under its revolving credit facility and had approximately $285.9 million potentially available after giving effect to approximately $14.1 million of letters of credit issued and outstanding. At December 31, 2017, the Company had approximately $10.8 million outstanding under its revolving credit facility and had approximately $274.3 million potentially available after giving effect to approximately $14.9 million of letters of credit issued and outstanding. However, including availability under its former accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had approximately $285.9 million and $332.1 million at June 30, 2018 and December 31, 2017, respectively, of borrowing capacity available for general corporate purposes.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At June 30, 2018, the Company was in compliance with its financial covenants contained in the Credit Agreement.
Receivables Facility
In March 2018, the Company terminated its accounts receivable facility previously utilized through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary. The facility was used to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, could sell an undivided fractional ownership interest in the pool of receivables up to $75.0 million to a third-party multi-seller receivables funding company. The cost of funds under this facility consisted of a 1-month LIBOR-based rate plus a usage fee of 1.00% and a fee on the unused portion of the facility of 0.35%.
At December 31, 2017, the Company had no amounts outstanding under the facility and approximately $57.8 million available but not utilized. Aggregate costs incurred under the facility were approximately $0.3 million for the three months ended June 30, 2017, and $0.1 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively, and are included in interest expense in the accompanying consolidated statement of income.
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$300,000	$286,500	$300,000	$300,750
Revolving credit facility	—	—	10,810	10,490
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In September 2017, immediately following the debt refinancing, the Company determined the likelihood of the hedged transactions occurring was less than probable and de-designated the interest rate swaps as cash flow hedges and terminated the interest rate swaps for a cash payment of approximately $4.7 million. There were no interest rate swaps outstanding as of June 30, 2018 or December 31, 2017. The cash flows associated with the cash flow hedges are reported in net cash provided by operating activities on the statement of cash flows. Up to the date of the termination, the Company utilized hedge accounting, which allows for the effective portion of the interest rate swaps to be recorded in accumulated other comprehensive income or loss ("AOCI") in the accompanying consolidated balance sheet.
As of June 30, 2018 and December 31, 2017, the fair value carrying amount of the Company's derivative instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	June 30, 2018	December 31, 2017
Net Investment Hedges
Cross-currency swaps	Other long-term liabilities	$(1,940)	$(4,110)
The following table summarizes the loss recognized in AOCI on derivative contracts designated as hedging instruments as of June 30, 2018 and December 31, 2017, and the amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Amount of Loss Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended June 30,		Six months ended June 30,
	As of June 30, 2018	As of December 31, 2017	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2018	2017	2018	2017
Net Investment Hedges
Cross-currency swaps	$(1,500)	$(3,170)	Other expense, net	$—	$—	$—	$—
Cash Flow Hedges
Interest rate swaps	$—	$—	Interest expense	$—	$(90)	$—	$(340)
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred losses from AOCI into earnings.
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's interest rate swaps and cross-currency swaps use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are shown below (dollars in thousands):

	Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018	Cross-currency swaps	Recurring	$(1,940)	$—	$(1,940)	$—
December 31, 2017	Cross-currency swaps	Recurring	$(4,110)	$—	$(4,110)	$—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10. Commitments and Contingencies
Asbestos
As of June 30, 2018, the Company was a party to 396 pending cases involving an aggregate of 4,841 claims primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of its subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, excluding amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Six Months Ended June 30, 2018	5,256	91	484	22	4,841	$6,545	$1,125,386
Fiscal Year Ended December 31, 2017	5,339	173	231	25	5,256	$8,930	$2,280,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,841 claims pending at June 30, 2018, 60 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At June 30, 2018, of the 60 claims that set forth specific amounts, there were no claims seeking specific amounts for punitive damages. Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	12	48
In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.
Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $8.7 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely there will be a period within the next six to 12 months, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.

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
Packaging – The Packaging segment, which consists primarily of the Rieke® brand, develops and manufactures specialty dispensing and closure products for the health, beauty and home care, food and beverage, and industrial markets.
Aerospace – The Aerospace segment, which includes the Monogram Aerospace Fasteners™, Allfast Fastening Systems®, Mac Fasteners™ and Martinic Engineering™ brands, develops, qualifies and manufactures highly-engineered, precision fasteners and machined products to serve the aerospace market.
Specialty Products – The Specialty Products segment, which includes the Norris Cylinder™, Lamons® and Arrow® Engine brands, designs, manufactures and distributes highly-engineered steel cylinders, sealing and fastener products, and wellhead engines and compression systems for use within the industrial, petrochemical, and oil and gas exploration and refining markets.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net Sales
Packaging	$95,090	$88,740	$183,290	$169,700
Aerospace	45,620	47,580	91,430	93,000
Specialty Products	84,200	77,050	167,290	150,500
Total	$224,910	$213,370	$442,010	$413,200
Operating Profit (Loss)
Packaging	$22,810	$21,590	$42,390	$38,490
Aerospace	7,310	6,990	12,390	12,050
Specialty Products	9,240	5,260	18,890	6,770
Corporate(a)	(7,840)	(7,420)	(6,940)	(14,980)
Total	$31,520	$26,420	$66,730	$42,330
__________________________

(a)
During the first quarter of 2018, the Company removed an obligation from its balance sheet, resulting in an approximate $8.2 million non-cash reduction in selling, general and administrative expenses. See Note 10, "Commitments and Contingencies," for further details.

12. Equity Awards
Stock Options
The Company did not grant any stock option awards during the six months ended June 30, 2018. Information related to stock options at June 30, 2018 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	206,854	$13.19
Granted	—	—
Exercised	—	—
Cancelled	—	—
Expired	—	—
Outstanding at June 30, 2018	206,854	$13.19	6.1	$3,352,113
As of June 30, 2018, 106,854 stock options outstanding were exercisable under the Plans. As of June 30, 2018, there was approximately $0.2 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.1 years.
The Company recognized approximately $0.1 million and $0.2 million of stock-based compensation expense related to stock options during the three months ended June 30, 2018 and 2017, respectively, and approximately $0.2 million and $0.3 million of stock-based compensation expense during the six months ended June 30, 2018 and 2017, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the six months ended June 30, 2018:

•	granted 140,183 RSUs to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company; and

•
granted 25,830 RSUs to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date.

In addition, the Company issued 4,509 RSUs related to director fee deferrals for the six months ended June 30, 2018. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
During 2018, the Company awarded 104,532 performance-based RSUs to certain Company key employees which vest three years from the grant date as long as the employee remains with the Company. These awards are earned 50% based upon the Company's achievement of earnings per share compound annual growth rate ("EPS CAGR") metrics over a period beginning January 1, 2018 and ending December 31, 2020. The remaining 50% of the grants are earned based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group and measured over the performance period. TSR is calculated as the Company's average closing stock price for the 20-trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20-trading days prior to the start of the performance period. The Company estimated the grant-date fair value and term of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk-free rate of 2.67% and annualized volatility of 30.2%. Depending on the performance achieved for these two metrics, the amount of shares earned, if any, can vary from 40% of the target award to a maximum of 200% of the target award for the EPS CAGR metric and 0% of the target award to a maximum of 200% of the target award for the TSR metric.
During 2015, the Company awarded performance-based RSUs to certain Company key employees which were earned based upon the Company's TSR relative to the TSR of the common stock of a pre-defined industry peer-group and measured over a period beginning September 10, 2015 and ending on December 31, 2017. Depending on the performance achieved, the amount of shares earned could vary from 0% of the target award to a maximum of 200% of the target award. The Company attained 126.9% of the target on a weighted average basis, resulting in an increase of 31,021 shares during the six months ended June 30, 2018.
Information related to RSUs at June 30, 2018 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	726,936	$22.60
Granted	306,075	30.29
Vested	(338,141)	21.61
Cancelled	(26,710)	22.23
Outstanding at June 30, 2018	668,160	$26.64	1.4	$19,643,904
As of June 30, 2018, there was approximately $10.6 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 2.4 years.
The Company recognized stock-based compensation expense related to RSUs of approximately $1.3 million and $1.7 million during the three months ended June 30, 2018 and 2017, respectively, and approximately $2.5 million and $3.0 million during the six months ended June 30, 2018 and 2017, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and restricted stock units. The following table summarizes the dilutive effect of restricted stock units and options to purchase common stock for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Weighted average common shares—basic	45,920,307	45,717,697	45,850,137	45,644,096
Dilutive effect of restricted stock units	176,658	162,153	267,620	222,996
Dilutive effect of stock options	103,792	42,566	97,290	48,595
Weighted average common shares—diluted	46,200,757	45,922,416	46,215,047	45,915,687
In November 2015, the Company announced its Board of Directors had authorized the Company to purchase its common stock up to $50 million in the aggregate.  During the second quarter of 2018, the Company executed its first activity under its stock purchase program, purchasing 100,947 shares of its outstanding common stock for approximately $2.9 million.
14. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost for the three and six months ended June 30, 2018 and 2017 are as follows (dollars in thousands):

	Pension Plans
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service costs	$280	$270	$580	$550
Interest costs	290	320	590	640
Expected return on plan assets	(420)	(360)	(850)	(730)
Settlement/curtailment loss	2,500	—	2,500	—
Amortization of net loss	240	250	490	500
Net periodic benefit cost	$2,890	$480	$3,310	$960
The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other expense, net in the accompanying consolidated statement of income.
During the second quarter of 2018, the Company purchased an annuity contract to transfer certain retiree defined benefit obligations to an insurance company. The annuity contract was funded by plan assets. The Company recognized a one-time settlement charge of approximately $2.5 million, which is included in other expense, net in the accompanying consolidated statement of income.
The Company contributed approximately $0.6 million and $1.2 million to its defined benefit pension plans during the three and six months ended June 30, 2018, respectively. The Company expects to contribute approximately $2.3 million to its defined benefit pension plans for the full year 2018.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

15. Other Comprehensive Income (Loss)
Changes in AOCI by component for the six months ended June 30, 2018 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2017	$(10,450)	$(3,170)	$(3,710)	$(17,330)
Net unrealized gains (losses) arising during the period (a)	—	1,670	(4,090)	(2,420)
Less: Net realized losses reclassified to net income (b)	(2,850)	—	—	(2,850)
Net current-period other comprehensive income (loss)	2,850	1,670	(4,090)	430
Balance, June 30, 2018	$(7,600)	$(1,500)	$(7,800)	$(16,900)
__________________________

(a)	Derivative instruments, net of income tax of approximately $0.5 million. See Note 9, "Derivative Instruments," for further details.

(b)	Defined benefit plans, net of income tax of approximately $0.8 million. See Note 14, "Defined Benefit Plans," for further details.
Changes in AOCI by component for the six months ended June 30, 2017 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2016	$(12,120)	$(2,520)	$(9,760)	$(24,400)
Net unrealized gains (losses) arising during the period (a)	—	(230)	3,730	3,500
Less: Net realized losses reclassified to net income (b)	(330)	(210)	—	(540)
Net current-period other comprehensive income (loss)	330	(20)	3,730	4,040
Balance, June 30, 2017	$(11,790)	$(2,540)	$(6,030)	$(20,360)
__________________________

(a)	Derivative instruments, net of income tax of approximately $0.1 million. See Note 9, "Derivative Instruments," for further details.

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
Introduction
We are a diversified industrial manufacturer of products for customers in the consumer products, aerospace, industrial, petrochemical, refinery and oil and gas end markets. Our wide range of innovative and quality product solutions are engineered and designed to address our customers' application-specific needs. We believe our businesses share important and distinguishing characteristics, including: well-recognized and leading brand names in the niche markets we serve; established distribution networks; innovative product technologies and features; customer approved processes and qualified products; relatively low ongoing capital investment requirements; strong cash flow conversion and long-term growth opportunities. While the majority of our revenue is in the United States, we manufacture and supply products globally to a wide range of companies. We are principally engaged in three reportable segments: Packaging, Aerospace and Specialty Products.
Key Factors Affecting Our Reported Results
Our businesses and results of operations depend upon general economic conditions. We serve customers in cyclical industries that are highly competitive and are themselves significantly impacted by changes in economic conditions.
During the second quarter of 2018, there were five significant factors impacting our reported results as compared to the second quarter of 2017.
The first factor was an increase in sales levels across most of our end markets. Second quarter 2018 net sales increased by 5.4% compared with second quarter 2017, driven primarily by growth in our health, beauty and home care end market within our Packaging reportable segment and an increased volume of steel cylinder sales within our Specialty Products reportable segment. We believe general industrial year-to-date activity levels have been higher in 2018 versus 2017, particularly in the United States, and we are well positioned to take advantage of the incremental volume opportunities.
The second factor was continued positive momentum as we further leveraged the TriMas Business Model ("TBM"), which provides for a common platform to operate and manage our multi-industry set of businesses. We implemented the TBM in late 2016 and have continued to drive and leverage operating improvements, as well as continuously evaluate, realign and streamline fixed and selling, general and administrative expenses. The improvements and efficiencies attained through the TBM contributed to increased operating profit from higher sales levels leveraging at a greater rate than in second quarter 2017.
The third factor affecting our year-over-year results was the enactment of the Tax Cuts and Jobs Act (the "Tax Reform Act") on December 22, 2017. We adopted the new legislation in the fourth quarter of 2017, and recorded one-time provisional charges of approximately $12.7 million related to taxing previously deferred foreign income and revaluing our net deferred tax assets. However, in the second quarter of 2018, we significantly benefited from the reduction in the U.S. Federal corporate tax rate from 35% to 21%, which resulted in a decrease in our overall effective tax rate from 35.0% in second quarter 2017 to 24.2% in second quarter 2018.
The fourth factor impacting our results was an increase in material costs in the second quarter 2018, primarily related to oil and metal-based commodities. Costs for these commodity-based items are higher than in 2017 and have been trending upward during 2018, and we believe have further increased in second quarter as a result of governmental intervention in trade matters. Historically, we have been able to work with our suppliers to manage costs. Tactics we employ in mitigating commodity cost increases include commercial pricing adjustments, both contractual and negotiated, resourcing to alternate suppliers to secure better pricing or avoid import and transportation costs, and insourcing to take advantage of our global manufacturing footprint. Certain of these measures take time, and in some cases some investment, to implement. While we have not fully recovered the commodity cost increases in the first half of 2018, we have, over time, been generally able to mitigate the impact of increased commodity costs.
The fifth factor was the recognition of a one-time, non-cash settlement charge of approximately $2.5 million related to our decision to purchase an annuity contract and transfer certain U.S. pension obligations to an insurance company. We continue to execute de-risking strategies across our company to mitigate or eliminate potential volatility related to future payment obligations. The settlement charge was included in other expense, net in our consolidated statement of income.

In addition to the second quarter 2018 events, another significant factor affecting our 2018 reported results was an adjustment to terminate a legacy liability of approximately $8.2 million during the first quarter of 2018, which resulted in a reduction to corporate office selling, general and administrative expenses. Prior to 2002, we were wholly-owned by Metaldyne Corporation ("Metaldyne"). In connection with the reorganization between TriMas and Metaldyne in June 2002, we assumed certain liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne of normal course payments to be made on TriMas' behalf. Metaldyne and its U.S. subsidiaries filed voluntary petitions in the United States Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code in 2009. On January 11, 2018, the U.S. Bankruptcy Court entered a final decree to close all remaining cases and finalize the Metaldyne bankruptcy distribution trust, effectively terminating any potential obligation by TriMas to Metaldyne.
Additional Key Risks that May Affect Our Reported Results
Critical factors affecting our ability to succeed include: our ability to create organic growth through product development, cross selling and extending product-line offerings, and our ability to quickly and cost-effectively introduce new products; our ability to acquire and integrate companies or products that supplement existing product lines, add new distribution channels or customers, expand our geographic coverage or enable better absorption of overhead costs; our ability to manage our cost structure more efficiently via supply base management, internal sourcing and/or purchasing of materials, selective outsourcing and/or purchasing of support functions, working capital management, and greater leverage of our administrative functions.
Our overall business does not experience significant seasonal fluctuation, other than our fourth quarter, which has tended to be the lowest net sales quarter of the year due to holiday shutdowns at certain customers or other customers deferring capital spending to the following year. Given the short-cycle nature of most of our businesses, we do not consider sales order backlog to be a material factor. A growing amount of our sales is derived from international sources, which exposes us to certain risks, including currency risks.
We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for resins (such as polypropylene and polyethylene), steel, aluminum and other oil and metal-based purchased components. Although we are generally able to mitigate the impact of higher commodity costs, we may experience additional material costs and disruptions in supply in the future and may not be able to pass along higher costs to our customers in the form of price increases.
Certain of our businesses in our Specialty Products reportable segment are sensitive to the demand for natural gas and crude oil in North America. For example, our Arrow Engine business is most directly impacted by these factors, as its engine pumpjack and compressor products are impacted by oil and gas rig counts and well completion activities. In addition, a portion of our Lamons business serves upstream customers at oil well sites that have been impacted by lower oil prices. The majority of this business provides parts for oil refineries and petrochemical plants, which may or may not decide to incur capital expenditures for their preventive maintenance or capacity expansion activities, both of which require use of our gaskets and bolts, in times of fluctuating oil prices. Separately, oil-based commodity costs are a significant driver of raw materials and purchased components used within our Packaging reportable segment. Although we have escalator/de-escalator clauses in commercial contracts with certain of our customers, or can modify p;rices based on market conditions to recover higher costs, we cannot be assured of full cost recovery in the open market.
Each year, as a core tenet within the TBM, our businesses target cost savings from continuous improvement and productivity initiatives in an effort to lower input costs or improve throughput and yield rates with a goal of at least covering inflationary and market cost increases. In addition, we continuously review our costs to ensure alignment with current market demand.
As our businesses continue to generate cash, we continuously evaluate strategies to redeploy our cash, which includes returning capital to our shareholders. In November 2015, we announced our Board of Directors had authorized us to purchase our common stock up to $50 million in the aggregate.  In the second quarter of 2018 we purchased 100,947 shares of our outstanding common stock for approximately $2.9 million, marking the first stock buyback activity under this authorization. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three months ended June 30,
	2018	As a Percentage of Net Sales	2017	As a Percentage of Net Sales
Net Sales
Packaging	$95,090	42.3%	$88,740	41.6%
Aerospace	45,620	20.3%	47,580	22.3%
Specialty Products	84,200	37.4%	77,050	36.1%
Total	$224,910	100.0%	$213,370	100.0%
Gross Profit
Packaging	$31,630	33.3%	$32,230	36.3%
Aerospace	12,750	27.9%	12,410	26.1%
Specialty Products	20,400	24.2%	14,830	19.2%
Total	$64,780	28.8%	$59,470	27.9%
Selling, General and Administrative Expenses
Packaging	$8,820	9.3%	$10,640	12.0%
Aerospace	5,440	11.9%	5,420	11.4%
Specialty Products	11,160	13.3%	9,570	12.4%
Corporate	7,840	N/A	7,420	N/A
Total	$33,260	14.8%	$33,050	15.5%
Operating Profit (Loss)
Packaging	$22,810	24.0%	$21,590	24.3%
Aerospace	7,310	16.0%	6,990	14.7%
Specialty Products	9,240	11.0%	5,260	6.8%
Corporate	(7,840)	N/A	(7,420)	N/A
Total	$31,520	14.0%	$26,420	12.4%
Depreciation
Packaging	$3,340	3.5%	$3,210	3.6%
Aerospace	1,690	3.7%	1,480	3.1%
Specialty Products	1,440	1.7%	2,490	3.2%
Corporate	70	N/A	70	N/A
Total	$6,540	2.9%	$7,250	3.4%
Amortization
Packaging	$2,270	2.4%	$2,390	2.7%
Aerospace	2,150	4.7%	2,150	4.5%
Specialty Products	410	0.5%	460	0.6%
Corporate	—	N/A	—	N/A
Total	$4,830	2.1%	$5,000	2.3%

The following table summarizes financial information for our reportable segments for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six months ended June 30,
	2018	As a Percentage of Net Sales	2017	As a Percentage of Net Sales
Net Sales
Packaging	$183,290	41.5%	$169,700	41.1%
Aerospace	91,430	20.7%	93,000	22.5%
Specialty Products	167,290	37.8%	150,500	36.4%
Total	$442,010	100.0%	$413,200	100.0%
Gross Profit
Packaging	$60,860	33.2%	$57,890	34.1%
Aerospace	23,900	26.1%	23,210	25.0%
Specialty Products	40,400	24.1%	30,190	20.1%
Total	$125,160	28.3%	$111,290	26.9%
Selling, General and Administrative Expenses
Packaging	$18,470	10.1%	$19,400	11.4%
Aerospace	11,510	12.6%	11,160	12.0%
Specialty Products	21,510	12.9%	23,420	15.6%
Corporate	6,940	N/A	14,980	N/A
Total	$58,430	13.2%	$68,960	16.7%
Operating Profit (Loss)
Packaging	$42,390	23.1%	$38,490	22.7%
Aerospace	12,390	13.6%	12,050	13.0%
Specialty Products	18,890	11.3%	6,770	4.5%
Corporate	(6,940)	N/A	(14,980)	N/A
Total	$66,730	15.1%	$42,330	10.2%
Depreciation
Packaging	$6,560	3.6%	$6,090	3.6%
Aerospace	3,350	3.7%	2,920	3.1%
Specialty Products	2,820	1.7%	3,910	2.6%
Corporate	140	N/A	130	N/A
Total	$12,870	2.9%	$13,050	3.2%
Amortization
Packaging	$4,570	2.5%	$4,780	2.8%
Aerospace	4,310	4.7%	4,310	4.6%
Specialty Products	860	0.5%	900	0.6%
Corporate	—	N/A	—	N/A
Total	$9,740	2.2%	$9,990	2.4%
Results of Operations
The principal factors impacting us during the three months ended June 30, 2018, compared with the three months ended June 30, 2017, were:

•
increased sales levels across most of our end markets, primarily driven by growth in our health, beauty and home care end market within our Packaging reportable segment and from higher industrial cylinder sales within our Specialty Products reportable segment;

•
continued benefits of leveraging the TBM, as we have continued to drive and leverage operating improvements, as well as continuously evaluate, realign and streamline fixed and selling, general and administrative expenses;

•	the impact of the Tax Reform Act, contributing to a lower overall effective tax rate;

•	higher commodity costs, primarily related to oil and steel-based raw materials, utilized in our Packaging and Specialty Products reportable segments; and

•
the recognition of a one-time, non-cash settlement charge of approximately $2.5 million related to our decision to purchase an annuity contract to transfer certain U.S. pension obligations to an insurance company.

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
Overall, net sales increased approximately $11.5 million, or 5.4%, to $224.9 million for the three months ended June 30, 2018, as compared with $213.4 million in the three months ended June 30, 2017, primarily driven by $4.8 million higher sales of industrial cylinder products within our Specialty Products reportable segment and $4.6 million higher sales of health, beauty and home care products within our Packaging reportable segment. In addition, net sales increased by approximately $1.4 million due to net favorable currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 28.8% and 27.9% for the three months ended June 30, 2018 and 2017, respectively. Gross profit increased primarily as a result of higher sales levels and lower facility exit costs in our Specialty Products reportable segment in second quarter 2018, which more than offset the impact of higher commodity-related costs.
Operating profit margin (operating profit as a percentage of sales) approximated 14.0% and 12.4% for the three months ended June 30, 2018 and 2017, respectively. Operating profit increased approximately $5.1 million, or 19.3%, to $31.5 million for the three months ended June 30, 2018, from $26.4 million for the three months ended June 30, 2017. Operating profit increased primarily due to overall higher sales levels and lower facility exit costs, as selling, general and administrative expenses remained relatively flat compared to 2017.
Interest expense increased approximately $0.1 million, to $3.5 million for the three months ended June 30, 2018, as compared to $3.4 million for the three months ended June 30, 2017, as an increase in our interest rates more than offset lower weighted average borrowings.
Other expense, net increased approximately $2.1 million, to $2.2 million for the three months ended June 30, 2018, as compared to $0.1 million for the three months ended June 30, 2018, primarily due to a one-time charge of $2.5 million related to the settlement of defined benefit obligations, partially offset by an increase in gains on transactions denominated in foreign currencies.
The effective income tax rates for the three months ended June 30, 2018 and 2017 were 24.2% and 35.0%, respectively. The decrease in the rate was primarily a result of the Tax Reform Act signed into law on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% to 21% and added the Foreign Derived Intangible Income deduction effective January 1, 2018. In addition, we generated fewer losses at certain foreign subsidiaries where no tax benefit could be recorded in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This decrease was partially offset by the Tax Reform Act’s repeal of the domestic manufacturing activities deduction and executive compensation limitation.
Net income increased by approximately $4.7 million, to $19.6 million for the three months ended June 30, 2018, as compared to $14.9 million for the three months ended June 30, 2017. The increase in net income was primarily the result of an increase in operating profit of approximately $5.1 million and a decrease in income tax expense of approximately $1.7 million, partially offset by an increase in other expense, net of approximately $2.1 million.
See below for a discussion of operating results by segment.
Packaging. Net sales increased approximately $6.4 million, or 7.2%, to $95.1 million in the three months ended June 30, 2018, as compared to $88.7 million in the three months ended June 30, 2017. Sales of our health, beauty and home care products increased approximately $4.6 million, primarily due to higher demand in Asia and North America as well as the ramp up of new products. Sales of our industrial closures increased approximately $0.9 million due to higher demand in North America. Sales of our food and beverage products decreased by approximately $0.2 million. Additionally, net sales increased by approximately $1.1 million due to favorable currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening of the U.S. dollar relative to foreign currencies.
Packaging's gross profit decreased approximately $0.6 million to $31.6 million, or 33.3% of sales, in the three months ended June 30, 2018, as compared to $32.2 million, or 36.3% of sales, in the three months ended June 30, 2017. Gross profit decreased primarily as a result of a less favorable product sales mix and pricing pressures, most notably in the health, beauty and home care end market. In addition, gross profit was further pressured by higher resin-based raw material costs, which increased in late second quarter 2018 but price escalation clauses and other measures had not yet taken effect to recover such costs. The decrease was partially offset by approximately $0.5 million of favorable currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening of the U.S. dollar relative to foreign currencies.

Packaging's selling, general and administrative expenses decreased approximately $1.8 million to $8.8 million, or 9.3% of sales, in the three months ended June 30, 2018, as compared to $10.6 million, or 12.0% of sales, in the three months ended June 30, 2017, primarily due to a charge of approximately $1.1 million during the second quarter of 2017 to reserve for an outstanding accounts receivable deemed uncollectable from a European customer who filed for insolvency, as well as lower overall administrative expenses in second quarter 2018.
Packaging's operating profit increased approximately $1.2 million to $22.8 million, or 24.0% of sales, in the three months ended June 30, 2018, as compared to $21.6 million, or 24.3% of sales, in the three months ended June 30, 2017, as the impact of higher sales levels and lower selling, general, and administrative expenses more than offset the impact of a less favorable product sales mix, pricing pressures and higher commodity costs.
Aerospace.    Net sales for the three months ended June 30, 2018 decreased approximately $2.0 million, or 4.1%, to $45.6 million, as compared to $47.6 million in the three months ended June 30, 2017. Sales of our machined components products decreased by approximately $1.2 million, primarily due to the impact of our decision to exit certain less profitable production jobs. Sales of our fastener products decreased by approximately $0.8 million. Order intake activity for fastener products was, as expected, higher in the second quarter of 2018 than the second quarter of 2017.
Gross profit within Aerospace increased approximately $0.3 million to $12.8 million, or 27.9% of sales, in the three months ended June 30, 2018, from $12.4 million, or 26.1% of sales, in the three months ended June 30, 2017. Although sales levels decreased, gross profit increased, primarily as a result of improved production efficiencies and a more favorable product sales mix.
Selling, general and administrative expenses remained flat at $5.4 million, or 11.9% of sales, in the three months ended June 30, 2018, as compared to $5.4 million, or 11.4% of sales, in the three months ended June 30, 2017.
Operating profit within Aerospace increased approximately $0.3 million to $7.3 million, or 16.0% of sales, in the three months ended June 30, 2018, as compared to $7.0 million, or 14.7% of sales in the three months ended June 30, 2017, as improved production efficiencies and a more favorable product mix more than offset the impact of lower sales levels.
Specialty Products.    Net sales for the three months ended June 30, 2018 increased approximately $7.1 million, or 9.3%, to $84.2 million, as compared to $77.1 million in the three months ended June 30, 2017. Sales of our industrial products increased by approximately $4.8 million, primarily due to increased sales volume of steel cylinders. Sales of our oil and gas related products increased by approximately $2.0 million, primarily as a result of higher sales of engines and compressors to wellhead sites due to higher levels of drilling activity in the United States and Canada. In addition, net sales increased by approximately $0.3 million of net favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies.
Gross profit within Specialty Products increased approximately $5.6 million to $20.4 million, or 24.2% of sales, in the three months ended June 30, 2018, as compared to $14.8 million, or 19.2% of sales, in the three months ended June 30, 2017. Gross profit dollars and margin increased primarily as a result of approximately $3.4 million lower costs in second quarter 2018 than in second quarter 2017 related to the closure of our Reynosa, Mexico and Bangalore, India facilities. In addition, higher second quarter 2018 sales levels improved both gross profit dollars and margin, as this segment continues to leverage its lower fixed cost footprint. These increases were partially offset by higher specialty steel costs in second quarter 2018 used in the manufacture of our industrial cylinder products.
Selling, general and administrative expenses within Specialty Products increased approximately $1.6 million to $11.2 million, or 13.3% of sales, in the three months ended June 30, 2018, as compared to $9.6 million, or 12.4% of sales, in the three months ended June 30, 2017, primarily due to increased selling costs as a result of higher sales volumes and approximately $0.7 million of severance and restructuring costs associated with the exit of our Bangalore, India facility.
Operating profit within Specialty Products increased approximately $3.9 million to $9.2 million, or 11.0% of sales, in the three months ended June 30, 2018, as compared to $5.3 million, or 6.8% of sales, in the three months ended June 30, 2017, as a result of higher sales levels, lower facility exit costs and incremental savings resulting from footprint realignment activities, partially offset by higher selling, general and administrative expenses, and higher material costs.

Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended June 30,
	2018	2017
Corporate operating expenses	$5.9	$5.2
Non-cash stock compensation	1.4	1.8
Legacy expenses	0.5	0.4
Corporate expenses	$7.8	$7.4
Corporate expenses increased approximately $0.4 million to $7.8 million of income for the three months ended June 30, 2018, from $7.4 million of expense for the three months ended June 30, 2017. Corporate operating expenses increased approximately $0.7 million, primarily due to an increase in expense related to the timing and estimated attainment of our short-term incentive compensation plans. Non-cash stock compensation decreased approximately $0.4 million, primarily due to the timing and amount of equity grants in 2018 compared with 2017.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Overall, net sales increased approximately $28.8 million, or 7.0%, to $442.0 million for the six months ended June 30, 2018, as compared with $413.2 million in the six months ended June 30, 2017, primarily driven by $8.5 million higher sales of industrial cylinder products and $7.5 million higher oil and gas-related product sales, both within our Specialty Products reportable segment, and $7.5 million higher sales of health, beauty and home care products within our Packaging reportable segment. In addition, net sales increased by approximately $4.2 million due to net favorable currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 28.3% and 26.9% for the six months ended June 30, 2018 and 2017, respectively. Gross profit increased primarily as a result of higher sales levels and lower facility exit costs in our Specialty Products and Packaging reportable segments in the first half of 2018, which more than offset the impact of higher commodity-related costs in the first half of 2018.
Operating profit margin (operating profit as a percentage of sales) approximated 15.1% and 10.2% for the six months ended June 30, 2018 and 2017, respectively. Operating profit increased approximately $24.4 million, or 57.6%, to $66.7 million for the six months ended June 30, 2018, compared to $42.3 million for the six months ended June 30, 2017. Operating profit increased primarily due to overall higher sales levels and lower costs to exit, move and consolidate facilities in the first half of 2018 compared to the first half of 2017. Operating profit also increased by approximately $8.2 million due to a reduction of our recorded liability to Metaldyne following the U.S. Bankruptcy Court's final decree to close all remaining cases and terminate the Metaldyne bankruptcy distribution trust.
Interest expense increased approximately $0.2 million, to $7.2 million, for the six months ended June 30, 2018, as compared to $7.0 million for the six months ended June 30, 2017, as an increase in our interest rates more than offset lower weighted average borrowings.
Other expense, net increased approximately $1.8 million, to $2.7 million for the six months ended June 30, 2018, from $0.9 million for the six months ended June 30, 2017, primarily due to a one-time, non-cash charge of approximately $2.5 million related to the settlement of defined benefit obligations, which was partially offset by an increase in gains on transactions denominated in foreign currencies.
The effective income tax rates for the six months ended June 30, 2018 and 2017 were 22.7% and 36.6%, respectively. The decrease in the rate was primarily a result of the Tax Reform Act signed into law on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% to 21% and added the Foreign Derived Intangible Income deduction effective January 1, 2018. In addition, we generated fewer losses at certain foreign subsidiaries where no tax benefit could be recorded in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This decrease was partially offset by the Tax Reform Act’s repeal of the domestic manufacturing activities deduction and executive compensation limitation.
Net income increased by approximately $22.1 million, to $43.9 million for the six months ended June 30, 2018, compared to $21.8 million for the six months ended June 30, 2017. The increase was primarily the result of a $24.4 million increase in operating profit, partially offset by a $1.8 million increase in other expense, net, a $0.3 million increase in income tax expense and a $0.2 million increase in interest expense.

See below for a discussion of operating results by segment.
Packaging.   Net sales increased approximately $13.6 million, or 8.0%, to $183.3 million in the six months ended June 30, 2018, as compared to $169.7 million in the six months ended June 30, 2017, with sales increases in all three primary end markets. Sales of our health, beauty and home care products increased approximately $7.5 million, driven by higher sales in Asia and North America as well as the ramp up of new products. Sales of our industrial closures increased approximately $1.6 million due to increased demand in North America. Sales of our food and beverage products increased approximately $1.1 million due to increased demand in North America. Additionally, net sales increased by approximately $3.4 million due to favorable currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening of the U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $3.0 million to $60.9 million, or 33.2% of sales, in the six months ended June 30, 2018, as compared to $57.9 million, or 34.1% of sales, in the six months ended June 30, 2017, primarily as a result of approximately $1.4 million of costs incurred in the first half of 2017 to consolidate manufacturing facilities in India and to finalize the move to a new facility in Mexico that did not repeat in the first half of 2018 and approximately $1.5 million due to favorable currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening of the U.S. dollar relative to foreign currencies. Gross profit margin declined, primarily due to a less favorable product sales mix and pricing pressures, most notably in our health, beauty and home care end market.
Packaging's selling, general and administrative expenses decreased approximately $0.9 million to $18.5 million, or 10.1% of sales, in the six months ended June 30, 2018, as compared to $19.4 million, or 11.4% of sales, in the six months ended June 30, 2017, due to a charge of approximately $1.1 million during the second quarter of 2017 to reserve for an outstanding accounts receivable deemed uncollectable from a European customer who filed for insolvency, which was partially offset by higher employee-related costs in the first half of 2018 supporting our sales growth initiatives.
Packaging's operating profit increased approximately $3.9 million to $42.4 million, or 23.1% of sales, in the six months ended June 30, 2018, as compared to $38.5 million, or 22.7% of sales, in the six months ended June 30, 2017. Operating profit increased primarily due to higher sales levels, lower consolidation and move costs than in the first half of 2017, lower selling, general, and administrative expenses and by approximately $1.0 million due to favorable currency exchange, all of which were partially offset by a less favorable product sales mix and pricing pressures.
Aerospace.    Net sales for the six months ended June 30, 2018 decreased approximately $1.6 million, or 1.7%, to $91.4 million, as compared to $93.0 million in the six months ended June 30, 2017. Sales of our fastener products decreased by approximately $1.5 million, primarily as a result of higher sales levels in the first half of 2017 as we reduced our past due order levels. Order intake activity for fastener products was, as expected, higher in the first half of 2018 than the first half of 2017. Sales of our machined components products were flat with first half 2017 levels, as higher sales levels related to solid demand and improved manufacturing throughput were essentially offset by our decision to exit certain less profitable production jobs.
Gross profit within Aerospace increased approximately $0.7 million to $23.9 million, or 26.1% of sales, in the six months ended June 30, 2018, from $23.2 million, or 25.0% of sales, in the six months ended June 30, 2017, primarily as a result of improved production efficiencies and a more favorable product sales mix.
Selling, general and administrative expenses increased approximately $0.4 million to $11.5 million, or 12.6% of sales, in the six months ended June 30, 2018, as compared to $11.2 million, or 12.0% of sales, in the six months ended June 30, 2017, primarily due to a reduction in estimated uncollectable accounts receivable following cash collections from a customer in the six months ended June 30, 2017.
Operating profit within Aerospace increased approximately $0.3 million to $12.4 million, or 13.6% of sales, in the six months ended June 30, 2018, as compared to $12.1 million, or 13.0% of sales, in the six months ended June 30, 2017, as the impact of improved production efficiencies and a more favorable product mix more than offset the impact of lower sales levels and higher selling, general and administrative expenses.
Specialty Products.    Net sales for the six months ended June 30, 2018 increased approximately $16.8 million, or 11.2%, to $167.3 million, as compared to $150.5 million in the six months ended June 30, 2017. Sales of our industrial products increased by approximately $8.5 million, primarily due to increased demand for steel cylinders. Sales of our oil and gas related products increased by approximately $7.5 million, due to higher levels of refinery turnaround activity as well as increased sales of engines and compressors to wellhead sites due to higher levels of drilling activity in the United States and Canada. In addition, net sales increased by approximately $0.8 million of net favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies.

Gross profit within Specialty Products increased approximately $10.2 million to $40.4 million, or 24.1% of sales, in the six months ended June 30, 2018, as compared to $30.2 million, or 20.1% of sales, in the six months ended June 30, 2017. Gross profit dollars and margin increased primarily as a result of approximately $4.5 million lower costs in the first six months of 2018 compared with the first six months of 2017 related to the closure of our former Reynosa, Mexico and Bangalore, India facilities. In addition, higher first half 2018 sales levels converted into higher gross profit dollars and margin, as this segment continues to leverage its lower fixed cost footprint. These increases were partially offset by higher specialty steel costs in the first half of 2018 used in the manufacture of our industrial cylinder products.
Selling, general and administrative expenses within Specialty Products decreased approximately $1.9 million to $21.5 million, or 12.9% of sales, in the six months ended June 30, 2018, as compared to $23.4 million, or 15.6% of sales, in the six months ended June 30, 2017, primarily as a result of a $3.5 million charge recorded in the first half of 2017 related to the exit of the Wolverhampton, United Kingdom facility, which was partially offset by increased selling costs as a result of higher sales volumes and approximately $0.7 million of severance and restructuring costs associated with the exit of our Bangalore, India facility.
Operating profit within Specialty Products increased approximately $12.1 million to $18.9 million, or 11.3% of sales, in the six months ended June 30, 2018, as compared to $6.8 million, or 4.5% of sales, in the six months ended June 30, 2017, as a result of higher sales levels, lower costs associated with facility closures, and lower selling, general and administrative expenses, partially offset by increased commodity costs related to the production of industrial cylinders.
Corporate.    Corporate expenses, net consist of the following (dollars in millions):

	Six months ended June 30,
	2018	2017
Corporate operating expenses	$11.2	$10.7
Non-cash stock compensation	2.6	3.3
Legacy (income) expenses, net	(6.9)	1.0
Corporate expenses, net	$6.9	$15.0
Corporate expenses, net decreased approximately $8.1 million to $6.9 million for the six months ended June 30, 2018, from $15.0 million for the six months ended June 30, 2017, primarily due to the termination of the liability to Metaldyne in first quarter 2018, resulting in an approximate $8.2 million non-cash reduction in legacy (income) expenses, net. Corporate operating expenses increased approximately $0.5 million, primarily due to an increase in expense related to the timing and estimated attainment of our short-term incentive compensation plans. Non-cash stock compensation decreased approximately $0.7 million, primarily due to the timing and amount of equity grants in 2018 compared with 2017.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were approximately $51.6 million for the six months ended June 30, 2018, as compared to approximately $49.6 million for the six months ended June 30, 2017. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:

•
For the six months ended June 30, 2018, the Company generated approximately $76.4 million of cash, based on the reported net income of approximately $43.9 million and after considering the effects of non-cash items related to depreciation, amortization, loss on dispositions of assets, changes in deferred income taxes, stock-based compensation and other operating activities. For the six months ended June 30, 2017, the Company generated approximately $53.9 million in cash flows based on the reported net income of approximately $21.8 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $20.4 million and $11.5 million for the six months ended June 30, 2018 and 2017, respectively. The increased use of cash for each of the six month periods is due primarily to the timing of sales and collection of cash within the periods. Days sales outstanding of receivables remained flat period-over-period.

•
We increased our investment in inventory by approximately $5.9 million for the six months ended June 30, 2018, primarily as a result of operating at higher production levels to support sales growth. For the six months ended June 30, 2017, we reduced our investment in inventory by approximately $2.9 million, primarily as a result of our footprint consolidation and relocations projects. While our inventory levels are higher in 2018 than in 2017, our days sales in inventory have remained flat, as we continue our significant focus on working capital management.

•
Decreases in prepaid expenses and other assets resulted in a cash source of approximately $9.0 million and $6.3 million for the six months ended June 30, 2018 and 2017, respectively, primarily as a result of the timing of payments made for income taxes and certain operating expenses.

•
Decreases in accounts payable and accrued liabilities resulted in a cash use of approximately $7.5 million for the six months ended June 30, 2018, primarily related to an approximate $8.2 million non-cash reduction in an obligation during first quarter 2018. Decreases in accounts payable and accrued liabilities resulted in a cash use of approximately $1.9 million for the six months ended June 30, 2017, primarily as a result of timing of payments made to suppliers and the mix of vendors and related terms. Our days accounts payable on hand remained flat period-over-period.

Net cash used for investing activities for the six months ended June 30, 2018 and 2017 was approximately $11.1 million and $15.1 million, respectively. During the first six months of 2018, we incurred approximately $11.3 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of property and equipment was approximately $0.3 million. During the first six months of 2017, we incurred approximately $16.9 million in capital expenditures and received cash from the disposition of property and equipment of approximately $1.8 million.
Net cash used for financing activities for the six months ended June 30, 2018 and 2017 was approximately $14.7 million and $32.5 million, respectively. During the first six months of 2018, we made net repayments of approximately $9.4 million on our revolving credit and accounts receivable facilities. We also purchased approximately $2.9 million of outstanding common stock and used a net cash amount of approximately $2.4 million related to our stock compensation arrangements. During the first six months of 2017, we made net repayments of approximately $24.9 million on our revolving credit and accounts receivable facilities, and repaid approximately $6.9 million on our former term loan A facility. We also used a net cash amount of approximately $0.5 million related to our stock compensation arrangements.
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

The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis by certain named subsidiaries of the Company (each a "Guarantor" and collectively the "Guarantors"). The Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. For the six months ended June 30, 2018, our consolidated subsidiaries that do not guarantee the Senior Notes represented approximately 14% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented approximately 29% and 7% of the total guarantor and non-guarantor assets and liabilities, respectively, as of June 30, 2018, treating the guarantor and non-guarantor subsidiaries each as a consolidated group and excluding intercompany transactions between such groups.
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
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of June 30, 2018. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 1.67 to 1.00 at June 30, 2018. Our permitted senior secured net leverage ratio under the Credit Agreement is 3.50 to 1.00 as of June 30, 2018. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted senior secured net leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual senior secured net leverage ratio was not meaningful at June 30, 2018. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of June 30, 2018. Our actual interest expense coverage ratio was 12.13 to 1.00 at June 30, 2018. At June 30, 2018, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended June 30, 2018 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended June 30, 2018
Net income	$53,040
Bank stipulated adjustments:
Interest expense	14,610
Income tax expense	35,790
Depreciation and amortization	46,440
Non-cash compensation expense(1)	6,060
Other non-cash expenses or losses	4,240
Non-recurring expenses or costs(2)	3,370
Extraordinary, non-recurring or unusual gains or losses	(6,300)
Business and asset dispositions	730
Debt financing and extinguishment costs	4,910
Consolidated Bank EBITDA, as defined	$162,890

	June 30, 2018
Total Indebtedness, as defined(3)	$271,430
Consolidated Bank EBITDA, as defined	162,890
Total net leverage ratio	1.67	x
Covenant requirement	4.00	x

	June 30, 2018
Total Senior Secured Indebtedness(4)	$(28,580)
Consolidated Bank EBITDA, as defined	162,890
Senior secured net leverage ratio	n/m	x
Covenant requirement	3.50	x

Twelve Months Ended June 30, 2018
Interest expense	$14,610
Bank stipulated adjustments:
Non-cash amounts attributable to amortization of financing costs	(1,180)
Total Consolidated Cash Interest Expense, as defined	$13,430

	June 30, 2018
Consolidated Bank EBITDA, as defined	$162,890
Total Consolidated Cash Interest Expense, as defined	13,430
Actual interest expense coverage ratio	12.13	x
Covenant requirement	3.00	x
_____________________________

(1)	Non-cash compensation expenses resulting from the grant of equity awards.

(2)	Non-recurring costs and expenses relating to severance, relocation, restructuring and curtailment expenses.

(3)	Includes $4.0 million of acquisition deferred purchase price.

(4)	Senior secured indebtedness is negative at June 30, 2018 due to the deduction of certain unrestricted cash and unrestricted permitted investments as allowed under the Credit Agreement.
During the three months ended March 31, 2018, we terminated our $75.0 million accounts receivable facility, under which we had the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At December 31, 2017, we had no amounts outstanding under the facility and approximately $57.8 million available but not utilized.
At June 30, 2018, we had no amounts outstanding under our revolving credit facility and had approximately $285.9 million potentially available after giving effect to approximately $14.1 million of letters of credit issued and outstanding. At December 31, 2017, we had approximately $10.8 million outstanding under our revolving credit facility and had approximately $274.3 million potentially available after giving effect to approximately $14.9 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, as of June 30, 2018 and December 31, 2017, we had approximately $285.9 million and $332.1 million, respectively, of borrowing capacity available for general corporate purposes.
We rely upon our cash flow from operations and available liquidity under our revolving credit facility to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. At the end of each quarter, we use cash on hand from our domestic and foreign subsidiaries to pay down amounts outstanding under our revolving credit facility, as applicable.
Our weighted average borrowings during the first six months of 2018 approximated $330.3 million, compared to approximately $404.0 million during the first six months of 2017. The overall decrease is primarily due to repayments using cash flows from operations.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. While the majority of our cash on hand as of June 30, 2018 is located in jurisdictions outside the U.S., given aggregate available funding under our revolving credit facility of $285.9 million at June 30, 2018 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future.
We are subject to variable interest rates on our revolving credit facility. At June 30, 2018, 1-Month LIBOR approximated 2.09%. At June 30, 2018, we had no amounts outstanding on our revolving credit facility and therefore no variable rate-based borrowings outstanding.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases, and annual rent expense for continuing operations related thereto approximated $16.7 million in 2017. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
We continuously evaluate strategies to redeploy our cash, including returning capital to our shareholders. In November 2015, we announced our Board of Directors had authorized us to purchase our common stock up to $50 million in the aggregate.  In the three and six months ended June 30, 2018 we purchased 100,947 shares of our outstanding common stock for approximately $2.9 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions and other factors.

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
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On June 7, 2018, Moody's upgraded our Senior Notes rating to Ba3 from B1, as presented in Note 8, "Long-term Debt" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also upgraded our Corporate Family Rating to Ba2 from Ba3 and maintained its outlook as stable. On May 11, 2018, Standard & Poor's upgraded our senior unsecured debt rating to BB- from B+, upgraded our corporate credit rating to BB from BB- and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
Our first half 2018 results continue our recent positive momentum, as we further improve our operating efficacy under the TriMas Business Model, which provides a standardized set of processes that we follow to drive results across our multi-industry set of businesses. We experienced year-over-year increases in sales and operating profit, with further improvement in net income as a result of a lower tax rate following the enactment of the Tax Reform Act.
We expect sales levels for 2018 will be higher than originally projected considering our year to date growth, which has been boosted by improved economic activity and the continued success of our internal sales growth programs. We do believe year-over-year growth in the second half of 2018 will moderate from the 7.0% growth in the first half of 2018, as compared with the first half of 2017, as certain customers may have bought earlier in 2018 than they originally planned or may defer planned second half purchases given economic uncertainty around direct and indirect impacts of recently enacted tariffs on foreign-sourced materials.
We will continue our efforts to mitigate the impact of external factors, while also focusing on those areas we can control. We will also continue to prioritize growth programs, particularly in our Packaging and Aerospace reportable segments, many of which are underway and will provide benefit through the remainder of 2018. We will also continue to monitor the cost structure of our Specialty Products reportable segment, to ensure it remains aligned with customer demand in the end markets we serve.
We will continue to leverage the tenets of the TriMas Business Model to execute our improvement actions, adjust our product portfolios to deemphasize or no longer sell certain lower-margin products, and seek lower-cost sources for input costs, all while continuously assessing our manufacturing footprint, productivity and fixed cost structure.
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
During the quarter ended June 30, 2018, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2017.
In completing our 2017 assessment of goodwill and indefinite-lived intangible assets, we determined the fair value of the Aerospace reporting unit exceeded its carrying value by more than 15%, and thus there was no goodwill impairment. All other reporting units with goodwill had an implied fair value greater than carrying value by more than 89% in our last quantitative assessment. The amount of remaining goodwill attributable to the Aerospace reporting unit was approximately $146.4 million as of each of June 30, 2018 and December 31, 2017. We have not identified any events or changes in circumstances that could reasonably be expected to have an other than temporary effect on the significant assumptions used in estimating the fair value of our Aerospace or other reporting units with goodwill.

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
Evaluation of disclosure controls and procedures
As of June 30, 2018, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1, 2018 to April 30, 2018	—	$—	—	$50,000,000
May 1, 2018 to May 31, 2018	19,782	$27.12	19,782	$49,463,606
June 1, 2018 to June 30, 2018	81,165	$29.36	81,165	$47,080,257
Total	100,947	$28.92	100,947	$47,080,257
__________________________

(1)
Pursuant to a publicly announced share repurchase program from November 2015, during the three months ended June 30, 2018, the Company repurchased 100,947 shares of its common stock at a cost of approximately $2.9 million. The share repurchase program, pursuant to which the Company is authorized to purchase up to $50 million in aggregate of its common stock, is effective and has no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits
Exhibits Index:

3.1(a)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Third Amended and Restated By-laws of TriMas Corporation.
10.1	Form of Performance Stock Units Agreement - 2018 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.2	Form of Restricted Stock Units Agreement (Three-Year Vest) - 2018 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.3	Form of Restricted Stock Units Agreement (Board Of Directors) (One-Year Vest) - 2018 LTI - under the 2017 Equity and Incentive Compensation Plan.*
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 001-10716).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on December 18, 2015 (File No. 001-10716).

*Management contracts and compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ ROBERT J. ZALUPSKI

Date:	August 7, 2018	By:	Robert J. Zalupski Chief Financial Officer