Form 10-Q
period 2018-09-30
TRIMAS CORP
filed 2018-10-30
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 23, 2018, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,814,673 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	September 30, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$79,630	$27,580
Receivables, net of reserves of approximately $4.1 million as of September 30, 2018 and December 31, 2017, respectively	132,630	112,220
Inventories	165,470	155,350
Prepaid expenses and other current assets	8,360	16,120
Total current assets	386,090	311,270
Property and equipment, net	185,080	190,250
Goodwill	316,730	319,390
Other intangibles, net	179,280	194,220
Deferred income taxes	—	9,100
Other assets	9,390	8,970
Total assets	$1,076,570	$1,033,200
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$77,780	$72,410
Accrued liabilities	50,260	49,470
Total current liabilities	128,040	121,880
Long-term debt, net	293,290	303,080
Deferred income taxes	6,060	5,650
Other long-term liabilities	41,690	58,570
Total liabilities	469,080	489,180
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 45,846,487 shares at September 30, 2018 and 45,724,453 shares at December 31, 2017	460	460
Paid-in capital	822,280	823,850
Accumulated deficit	(196,370)	(262,960)
Accumulated other comprehensive loss	(18,880)	(17,330)
Total shareholders' equity	607,490	544,020
Total liabilities and shareholders' equity	$1,076,570	$1,033,200

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales	$223,780	$209,330	$665,790	$622,530
Cost of sales	(162,060)	(150,440)	(478,910)	(452,350)
Gross profit	61,720	58,890	186,880	170,180
Selling, general and administrative expenses	(31,840)	(30,600)	(90,270)	(99,560)
Operating profit	29,880	28,290	96,610	70,620
Other expense, net:
Interest expense	(3,480)	(3,390)	(10,660)	(10,360)
Debt financing and related expenses	—	(6,640)	—	(6,640)
Other income (expense), net	410	(370)	(2,330)	(1,290)
Other expense, net	(3,070)	(10,400)	(12,990)	(18,290)
Income before income tax expense	26,810	17,890	83,620	52,330
Income tax expense	(4,140)	(4,760)	(17,030)	(17,360)
Net income	$22,670	$13,130	$66,590	$34,970
Basic earnings per share:
Net income per share	$0.49	$0.29	$1.45	$0.77
Weighted average common shares—basic	45,850,288	45,721,155	45,850,187	45,669,782
Diluted earnings per share:
Net income per share	$0.49	$0.29	$1.44	$0.76
Weighted average common shares—diluted	46,166,558	46,029,361	46,198,884	45,953,578

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$22,670	$13,130	$66,590	$34,970
Other comprehensive income (loss):
Defined benefit pension and postretirement plans (Note 14)	180	170	3,030	500
Foreign currency translation	(2,210)	910	(6,300)	4,640
Derivative instruments (Note 9)	50	2,540	1,720	2,520
Total other comprehensive income (loss)	(1,980)	3,620	(1,550)	7,660
Total comprehensive income	$20,690	$16,750	$65,040	$42,630

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Nine months ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$66,590	$34,970
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on dispositions of assets	70	3,210
Depreciation	18,630	18,890
Amortization of intangible assets	14,600	14,920
Amortization of debt issue costs	1,020	1,030
Deferred income taxes	9,290	2,420
Non-cash compensation expense	4,400	5,090
Debt financing and related expenses	—	6,640
Increase in receivables	(20,060)	(12,700)
Increase in inventories	(10,750)	(580)
Decrease in prepaid expenses and other assets	7,180	7,110
Decrease in accounts payable and accrued liabilities	(6,740)	(8,590)
Other operating activities	(1,140)	240
Net cash provided by operating activities	83,090	72,650
Cash Flows from Investing Activities:
Capital expenditures	(15,890)	(24,120)
Net proceeds from disposition of property and equipment	250	1,800
Net cash used for investing activities	(15,640)	(22,320)
Cash Flows from Financing Activities:
Proceeds from issuance of senior notes	—	300,000
Repayments of borrowings on term loan facilities	—	(257,940)
Proceeds from borrowings on revolving credit and accounts receivable facilities	59,060	353,710
Repayments of borrowings on revolving credit and accounts receivable facilities	(68,490)	(435,250)
Debt financing fees	—	(6,070)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(2,380)	(480)
Payments to purchase common stock	(3,590)	—
Other financing activities	—	(250)
Net cash used for financing activities	(15,400)	(46,280)
Cash and Cash Equivalents:
Net increase for the period	52,050	4,050
At beginning of period	27,580	20,710
At end of period	$79,630	$24,760
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,840	$9,020
Cash paid for taxes	$5,020	$13,140

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Nine Months Ended September 30, 2018
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2017	$460	$823,850	$(262,960)	$(17,330)	$544,020
Net income	—	—	66,590	—	66,590
Other comprehensive loss	—	—	—	(1,550)	(1,550)
Purchase of common stock	—	(3,590)	—	—	(3,590)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,380)	—	—	(2,380)
Non-cash compensation expense	—	4,400	—	—	4,400
Balances, September 30, 2018	$460	$822,280	$(196,370)	$(18,880)	$607,490

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
2. New Accounting Pronouncements
Recently Issued Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)" ("ASU 2018-14"), which modifies the disclosure requirements for employers who sponsor defined benefit pension or other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. ASU 2018-14 is to be applied retrospectively to all periods presented. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)" ("ASU 2018-02"), which provides for the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings resulting from the Tax Cuts and Jobs Act ("Tax Reform Act"). ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. ASU 2018-02 is to be applied retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate related to the Tax Reform Act is recorded. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which requires that lessees, at the lease commencement date, recognize a lease liability representing the lessee's obligation to make lease payments arising from a lease as well as a right-of-use asset, which represents the lessee's right to use, or control the use of a specified asset, for the lease term. The new guidance also aligns lessor accounting to the lessee accounting model and to Topic 606, "Revenue from Contracts with Customers." Since the issuance of the original standard, the FASB has issued several subsequent updates. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and is to be applied using a modified retrospective approach with early adoption permitted. We plan to adopt the standard effective January 1, 2019. We anticipate this standard will have a material impact on our consolidated balance sheet. However, we do not expect adoption will have a material impact on our consolidated statement of income. While we are continuing to assess potential impacts of the standard, we currently expect the most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases.

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
The following table presents the Company’s disaggregated net sales by primary end market served (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
Customer End Markets	2018	2017	2018	2017
Consumer	$72,440	$68,380	$209,160	$194,040
Aerospace	49,070	48,550	140,500	141,550
Industrial	51,880	46,120	162,200	145,410
Oil and gas	50,390	46,280	153,930	141,530
Total net sales	$223,780	$209,330	$665,790	$622,530
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
5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2018 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2017	$166,400	$146,430	$6,560	$319,390
Foreign currency translation and other	(2,660)	—	—	(2,660)
Balance, September 30, 2018	$163,740	$146,430	$6,560	$316,730
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles as of September 30, 2018 and December 31, 2017 are summarized below (dollars in thousands):

	As of September 30, 2018		As of December 31, 2017
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$73,240	$(46,410)	$73,910	$(41,000)
Customer relationships, 15 – 25 years	132,230	(57,060)	132,230	(51,880)
Total customer relationships	205,470	(103,470)	206,140	(92,880)
Technology and other, 1 – 15 years	57,030	(30,900)	57,340	(29,120)
Technology and other, 17 – 30 years	43,300	(35,080)	43,300	(33,490)
Total technology and other	100,330	(65,980)	100,640	(62,610)
Indefinite-lived intangible assets:
Trademark/Trade names	42,930	—	42,930	—
Total other intangible assets	$348,730	$(169,450)	$349,710	$(155,490)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Technology and other, included in cost of sales	$1,230	$1,280	$3,680	$3,990
Customer relationships, included in selling, general and administrative expenses	3,630	3,650	10,920	10,930
Total amortization expense	$4,860	$4,930	$14,600	$14,920

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Inventories
Inventories consist of the following components (dollars in thousands):

	September 30, 2018	December 31, 2017
Finished goods	$85,730	$86,310
Work in process	27,300	24,580
Raw materials	52,440	44,460
Total inventories	$165,470	$155,350
7. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	September 30, 2018	December 31, 2017
Land and land improvements	$15,580	$15,500
Buildings	74,120	73,550
Machinery and equipment	311,530	303,880
	401,230	392,930
Less: Accumulated depreciation	216,150	202,680
Property and equipment, net	$185,080	$190,250
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Depreciation expense, included in cost of sales	$5,490	$5,440	$17,330	$17,380
Depreciation expense, included in selling, general and administrative expenses	270	400	1,300	1,510
Total depreciation expense	$5,760	$5,840	$18,630	$18,890
8. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	September 30, 2018	December 31, 2017
4.875% Senior Notes due October 2025	$300,000	$300,000
Credit Agreement	—	10,810
Debt issuance costs	(6,710)	(7,730)
Long-term debt, net	$293,290	$303,080

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
The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. At September 30, 2018, the Company had no amounts outstanding under its revolving credit facility and had approximately $284.9 million potentially available after giving effect to approximately $15.1 million of letters of credit issued and outstanding. At December 31, 2017, the Company had approximately $10.8 million outstanding under its revolving credit facility and had approximately $274.3 million potentially available after giving effect to approximately $14.9 million of letters of credit issued and outstanding. However, including availability under its former accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had approximately $284.9 million and $332.1 million at September 30, 2018 and December 31, 2017, respectively, of borrowing capacity available for general corporate purposes.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At September 30, 2018, the Company was in compliance with its financial covenants contained in the Credit Agreement.
In September 2017, the Company amended its existing credit agreement in connection with the Senior Notes offering and extended the maturity date, increased the permitted borrowings denominated in specific foreign currencies, removed the Term Loan A Facility and resized the revolving credit facility. The Company incurred fees and expenses of approximately $1.1 million related to the amendment, all of which was capitalized as debt issuance costs. The Company also recorded approximately $2.0 million non-cash expense related to the write-off of previously capitalized deferred financing fees within debt financing and related expenses in the accompanying consolidated statement of income.
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
At December 31, 2017, the Company had no amounts outstanding under the facility and approximately $57.8 million available but not utilized. Aggregate costs incurred under the facility were approximately $0.3 million for the three months ended September 30, 2017, and $0.1 million and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively, and are included in interest expense in the accompanying consolidated statement of income.
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$300,000	$288,000	$300,000	$300,750
Revolving credit facility	—	—	10,810	10,490
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
In September 2017, immediately following the debt refinancing, the Company determined the likelihood of the hedged transactions occurring was less than probable and de-designated the interest rate swaps as cash flow hedges and terminated the interest rate swaps for a cash payment of approximately $4.7 million. There were no interest rate swaps outstanding as of September 30, 2018 or December 31, 2017. The cash flows associated with the cash flow hedges are reported in net cash provided by operating activities on the statement of cash flows. Up to the date of the termination, the Company utilized hedge accounting, which allows for the effective portion of the interest rate swaps to be recorded in accumulated other comprehensive income or loss ("AOCI") in the accompanying consolidated balance sheet. At the date the Company de-designated the swaps as effective hedges, there was approximately $2.9 million (net of tax of $1.8 million) of unrealized losses remaining in AOCI, which were reclassified into debt financing and related expenses in the accompanying consolidated statement of income during the third quarter of 2017.
As of September 30, 2018 and December 31, 2017, the fair value carrying amount of the Company's derivative instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	September 30, 2018	December 31, 2017
Net Investment Hedges
Cross-currency swaps	Other long-term liabilities	$(1,880)	$(4,110)
The following table summarizes the loss recognized in AOCI on derivative contracts designated as hedging instruments as of September 30, 2018 and December 31, 2017, and the amounts reclassified from AOCI into earnings for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Amount of Loss Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended September 30,		Nine months ended September 30,
	As of September 30, 2018	As of December 31, 2017	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2018	2017	2018	2017
Net Investment Hedges
Cross-currency swaps	$(1,450)	$(3,170)	Other income (expense), net	$—	$—	$—	$—
Cash Flow Hedges
Interest rate swaps	$—	$—	Interest expense	$—	$20	$—	$(320)
			Debt financing and related expenses	$—	$(4,680)	$—	$(4,680)
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred losses from AOCI into earnings.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's interest rate swaps and cross-currency swaps use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are shown below (dollars in thousands):

	Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018	Cross-currency swaps	Recurring	$(1,880)	$—	$(1,880)	$—
December 31, 2017	Cross-currency swaps	Recurring	$(4,110)	$—	$(4,110)	$—
10. Commitments and Contingencies
Asbestos
As of September 30, 2018, the Company was a party to 390 pending cases involving an aggregate of 4,833 claims primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of its subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, excluding amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Nine Months Ended September 30, 2018	5,256	123	517	29	4,833	$7,603	$1,718,100
Fiscal Year Ended December 31, 2017	5,339	173	231	25	5,256	$8,930	$2,280,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,833 claims pending at September 30, 2018, 54 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At September 30, 2018, of the 54 claims that set forth specific amounts, there were no claims seeking specific amounts for punitive damages. Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	14	40
In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.
Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $8.8 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely there will be a period within the next six months, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.
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
Segment activity is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net Sales
Packaging	$95,250	$89,560	$278,540	$259,260
Aerospace	49,070	48,550	140,500	141,550
Specialty Products	79,460	71,220	246,750	221,720
Total	$223,780	$209,330	$665,790	$622,530
Operating Profit (Loss)
Packaging	$22,060	$23,140	$64,450	$61,630
Aerospace	8,290	7,810	20,680	19,860
Specialty Products	7,720	5,000	26,610	11,770
Corporate(a)	(8,190)	(7,660)	(15,130)	(22,640)
Total	$29,880	$28,290	$96,610	$70,620
__________________________

(a)
During the first quarter of 2018, the Company removed an obligation from its balance sheet, resulting in an approximate $8.2 million non-cash reduction in selling, general and administrative expenses. See Note 10, "Commitments and Contingencies," for further details.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12. Equity Awards
Stock Options
The Company did not grant any stock option awards during the nine months ended September 30, 2018. Information related to stock options at September 30, 2018 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	206,854	$13.19
Granted	—	—
Exercised	—	—
Cancelled	—	—
Expired	—	—
Outstanding at September 30, 2018	206,854	$13.19	5.8	$3,558,967
As of September 30, 2018, 156,854 stock options outstanding were exercisable under the Company's long-term equity incentive plans. As of September 30, 2018, there was approximately $0.1 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 0.8 years.
The Company recognized approximately $0.1 million and $0.1 million of stock-based compensation expense related to stock options during the three months ended September 30, 2018 and 2017, respectively, and approximately $0.2 million and $0.5 million of stock-based compensation expense during the nine months ended September 30, 2018 and 2017, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the nine months ended September 30, 2018:

•	granted 141,203 RSUs to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company; and

•
granted 25,830 RSUs to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date.

In addition, the Company issued 5,907 RSUs related to director fee deferrals for the nine months ended September 30, 2018. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.

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
During 2015, the Company awarded performance-based RSUs to certain Company key employees which were earned based upon the Company's TSR relative to the TSR of the common stock of a pre-defined industry peer-group and measured over a period beginning September 10, 2015 and ending on December 31, 2017. Depending on the performance achieved, the amount of shares earned could vary from 0% of the target award to a maximum of 200% of the target award. The Company attained 126.9% of the target on a weighted average basis, resulting in an increase of 31,021 shares during the nine months ended September 30, 2018.
Information related to RSUs at September 30, 2018 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	726,936	$22.60
Granted	308,493	30.29
Vested	(338,141)	21.61
Cancelled	(34,931)	23.29
Outstanding at September 30, 2018	662,357	$26.65	1.2	$20,135,653
As of September 30, 2018, there was approximately $9.3 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 2.2 years.
The Company recognized stock-based compensation expense related to RSUs of approximately $1.7 million and $1.6 million during the three months ended September 30, 2018 and 2017, respectively, and approximately $4.2 million and $4.6 million during the nine months ended September 30, 2018 and 2017, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and RSUs. The following table summarizes the dilutive effect of RSUs and options to purchase common stock for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Weighted average common shares—basic	45,850,288	45,721,155	45,850,187	45,669,782
Dilutive effect of restricted stock units	203,800	233,859	246,347	226,617
Dilutive effect of stock options	112,470	74,347	102,350	57,179
Weighted average common shares—diluted	46,166,558	46,029,361	46,198,884	45,953,578
In November 2015, the Company announced its Board of Directors had authorized the Company to purchase its common stock up to $50 million in the aggregate.  In the three and nine months ended September 30, 2018 the Company purchased 23,191 and 124,138 shares of its outstanding common stock for approximately $0.7 million and $3.6 million, respectively. The Company did not purchase any shares of its outstanding common stock in the three and nine months ended September 30, 2017.
14. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost for the three and nine months ended September 30, 2018 and 2017 are as follows (dollars in thousands):

	Pension Plans
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service costs	$270	$290	$850	$840
Interest costs	260	310	850	950
Expected return on plan assets	(340)	(370)	(1,190)	(1,100)
Settlement/curtailment loss	—	—	2,500	—
Amortization of net loss	180	260	670	760
Net periodic benefit cost	$370	$490	$3,680	$1,450
The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of income.
During the second quarter of 2018, the Company purchased an annuity contract to transfer certain retiree defined benefit obligations to an insurance company. The annuity contract was funded by plan assets. The Company recognized a one-time settlement charge of approximately $2.5 million, which is included in other income (expense), net in the accompanying consolidated statement of income.
The Company contributed approximately $0.8 million and $2.0 million to its defined benefit pension plans during the three and nine months ended September 30, 2018, respectively. The Company expects to contribute approximately $2.4 million to its defined benefit pension plans for the full year 2018.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

15. Other Comprehensive Income (Loss)
Changes in AOCI by component for the nine months ended September 30, 2018 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2017	$(10,450)	$(3,170)	$(3,710)	$(17,330)
Net unrealized gains (losses) arising during the period (a)	—	1,720	(6,300)	(4,580)
Less: Net realized losses reclassified to net income (b)	(3,030)	—	—	(3,030)
Net current-period other comprehensive income (loss)	3,030	1,720	(6,300)	(1,550)
Balance, September 30, 2018	$(7,420)	$(1,450)	$(10,010)	$(18,880)
__________________________

(a)	Derivative instruments, net of income tax of approximately $0.5 million. See Note 9, "Derivative Instruments," for further details.

(b)	Defined benefit plans, net of income tax of approximately $0.9 million. See Note 14, "Defined Benefit Plans," for further details.
Changes in AOCI by component for the nine months ended September 30, 2017 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2016	$(12,120)	$(2,520)	$(9,760)	$(24,400)
Net unrealized gains (losses) arising during the period (a)	—	(580)	4,640	4,060
Less: Net realized losses reclassified to net income (b)	(500)	(3,100)	—	(3,600)
Net current-period other comprehensive income	500	2,520	4,640	7,660
Balance, September 30, 2017	$(11,620)	$—	$(5,120)	$(16,740)
__________________________

(a)	Derivative instruments, net of income tax of approximately $0.4 million. See Note 9, "Derivative Instruments," for further details.

(b)
Defined benefit plans, net of income tax of approximately $0.2 million. See Note 14, "Defined Benefit Plans," for further details. Derivative instruments, net of income tax of approximately $1.9 million. See Note 9, "Derivative Instruments," for further details.

16. Subsequent Event
In October 2018, the Company terminated its existing cross-currency swap agreements, de-designating the swaps as net investment hedges and receiving approximately $1.1 million of cash. The Company also entered into new cross currency swap agreements to hedge its net investment in Euro-denominated assets against future volatility in the exchange rate between the U.S. dollar and the Euro. The new agreements have a five year tenor at notional amounts declining from $125.0 million to $75.0 million over the contract period. Under the terms of the swap agreements, the Company is to receive net interest payments at a fixed rate of approximately 2.9% of the notional amount.

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
During the third quarter of 2018, there were four significant factors impacting our reported results as compared to the third quarter of 2017.
The first factor was an increase in sales levels across most of our end markets. Third quarter 2018 net sales increased by 6.9% compared with third quarter 2017, with increases in each of our three reportable segments, driven primarily by growth in our health, beauty and home care end market within our Packaging reportable segment and increased volume of steel cylinder and oil and gas-related products within our Specialty Products reportable segment. We believe general industrial year-to-date activity levels have been higher in 2018 versus 2017, particularly in the United States, and we are well positioned to take advantage of the incremental volume opportunities.
The second factor was continued positive momentum as we further leveraged the TriMas Business Model ("TBM"), which provides for a common platform to operate and manage our multi-industry set of businesses. Using the TBM, we have continued to drive and leverage operating improvements, as well as continuously evaluate, realign and streamline fixed and selling, general and administrative expenses. Operating under the TBM contributed to increased operating profit on higher sales levels as we leveraged our fixed costs at a greater rate than in third quarter 2017.
The third factor affecting our year-over-year results was the enactment of the Tax Cuts and Jobs Act (the "Tax Reform Act") on December 22, 2017. We adopted the new legislation in the fourth quarter of 2017, and recorded one-time provisional charges of approximately $12.7 million related to taxing previously deferred foreign income and revaluing our net deferred tax assets. In the third quarter of 2018, we significantly benefited from the reduction in the U.S. Federal corporate tax rate from 35% to 21%, which is the primary reason for a decrease in our overall effective tax rate from 26.6% in third quarter 2017 to 15.4% in third quarter 2018.
The fourth factor impacting our third quarter 2018 results was an increase in material costs, primarily related to oil and metal-based commodities. We believe these increased costs unfavorably impacted our third quarter by approximately $2 million compared to 2017, primarily in our Packaging reportable segment. Costs for these commodities were higher than in 2017 and have trended upward throughout 2018, and we believe have further increased in third quarter as a result of governmental intervention in trade matters. Historically, we have been able to work with our suppliers to manage costs. Tactics we employ in mitigating commodity cost increases include commercial pricing adjustments, both contractual and negotiated, resourcing to alternate suppliers to secure better pricing or avoid import and transportation costs, and insourcing to better leverage our global manufacturing footprint. Certain of these measures take time, and in some cases some investment, to implement. While we have not fully recovered the commodity cost increases in the first three quarters of 2018, historically we have been generally able to mitigate the impact of increased commodity costs over time.

In addition to the third quarter 2018 events, another significant factor affecting our 2018 reported results was an adjustment to terminate a legacy liability of approximately $8.2 million during the first quarter of 2018, which resulted in a reduction to corporate office selling, general and administrative expenses. Prior to 2002, we were wholly-owned by Metaldyne Corporation ("Metaldyne"). In connection with the reorganization between TriMas and Metaldyne in June 2002, we assumed certain liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne of normal course payments to be made on TriMas' behalf. Metaldyne and its U.S. subsidiaries filed voluntary petitions in the United States Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code in 2009. On January 11, 2018, the U.S. Bankruptcy Court entered a final decree to close all remaining cases and finalize the Metaldyne bankruptcy distribution trust, effectively terminating any potential obligation by TriMas to Metaldyne.
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
Certain of our businesses in our Specialty Products reportable segment are sensitive to the demand for natural gas and crude oil in North America. For example, our Arrow Engine business is most directly impacted by these factors, as its engine pumpjack and compressor products are impacted by oil and gas rig counts and well completion activities. In addition, a portion of our Lamons business serves upstream customers at oil well sites that are impacted by fluctuating oil prices. The majority of this business provides parts for oil refineries and petrochemical plants, which may or may not decide to incur capital expenditures for their preventive maintenance or capacity expansion activities, both of which require use of our gaskets and bolts, in times of fluctuating oil prices. Separately, oil-based commodity costs are a significant driver of raw materials and purchased components used within our Packaging reportable segment. Although we have escalator/de-escalator clauses in commercial contracts with certain of our customers, or can modify prices based on market conditions to recover higher costs, we cannot be assured of full cost recovery in the open market.
Each year, as a core tenet of the TBM, our businesses target cost savings from continuous improvement and productivity initiatives in an effort to lower input costs or increase throughput and yield rates with a goal of at least covering inflationary and market cost increases. In addition, we continuously review our costs to ensure alignment with current market demand.
As our businesses continue to generate cash, we continue to evaluate strategies to redeploy our cash, which includes returning capital to our shareholders. In November 2015, we announced our Board of Directors had authorized us to purchase our common stock up to $50 million in the aggregate.  In the three and nine months ended September 30, 2018 the Company purchased 23,191 and 124,138 shares of its outstanding common stock for approximately $0.7 million and $3.6 million, respectively. The 2018 share purchases represent the first stock buyback activity under this authorization. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three months ended September 30,
	2018	As a Percentage of Net Sales	2017	As a Percentage of Net Sales
Net Sales
Packaging	$95,250	42.6%	$89,560	42.8%
Aerospace	49,070	21.9%	48,550	23.2%
Specialty Products	79,460	35.5%	71,220	34.0%
Total	$223,780	100.0%	$209,330	100.0%
Gross Profit
Packaging	$30,690	32.2%	$31,880	35.6%
Aerospace	13,850	28.2%	13,500	27.8%
Specialty Products	17,180	21.6%	13,510	19.0%
Total	$61,720	27.6%	$58,890	28.1%
Selling, General and Administrative Expenses
Packaging	$8,630	9.1%	$8,740	9.8%
Aerospace	5,560	11.3%	5,690	11.7%
Specialty Products	9,460	11.9%	8,510	11.9%
Corporate	8,190	N/A	7,660	N/A
Total	$31,840	14.2%	$30,600	14.6%
Operating Profit (Loss)
Packaging	$22,060	23.2%	$23,140	25.8%
Aerospace	8,290	16.9%	7,810	16.1%
Specialty Products	7,720	9.7%	5,000	7.0%
Corporate	(8,190)	N/A	(7,660)	N/A
Total	$29,880	13.4%	$28,290	13.5%
Depreciation
Packaging	$2,950	3.1%	$3,160	3.5%
Aerospace	1,590	3.2%	1,450	3.0%
Specialty Products	1,160	1.5%	1,210	1.7%
Corporate	60	N/A	20	N/A
Total	$5,760	2.6%	$5,840	2.8%
Amortization
Packaging	$2,270	2.4%	$2,320	2.6%
Aerospace	2,160	4.4%	2,160	4.4%
Specialty Products	430	0.5%	450	0.6%
Corporate	—	N/A	—	N/A
Total	$4,860	2.2%	$4,930	2.4%

The following table summarizes financial information for our reportable segments for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine months ended September 30,
	2018	As a Percentage of Net Sales	2017	As a Percentage of Net Sales
Net Sales
Packaging	$278,540	41.8%	$259,260	41.7%
Aerospace	140,500	21.1%	141,550	22.7%
Specialty Products	246,750	37.1%	221,720	35.6%
Total	$665,790	100.0%	$622,530	100.0%
Gross Profit
Packaging	$91,550	32.9%	$89,770	34.6%
Aerospace	37,750	26.9%	36,710	25.9%
Specialty Products	57,580	23.3%	43,700	19.7%
Total	$186,880	28.1%	$170,180	27.3%
Selling, General and Administrative Expenses
Packaging	$27,100	9.7%	$28,140	10.9%
Aerospace	17,070	12.1%	16,850	11.9%
Specialty Products	30,970	12.6%	31,930	14.4%
Corporate	15,130	N/A	22,640	N/A
Total	$90,270	13.6%	$99,560	16.0%
Operating Profit (Loss)
Packaging	$64,450	23.1%	$61,630	23.8%
Aerospace	20,680	14.7%	19,860	14.0%
Specialty Products	26,610	10.8%	11,770	5.3%
Corporate	(15,130)	N/A	(22,640)	N/A
Total	$96,610	14.5%	$70,620	11.3%
Depreciation
Packaging	$9,510	3.4%	$9,250	3.6%
Aerospace	4,940	3.5%	4,370	3.1%
Specialty Products	3,980	1.6%	5,120	2.3%
Corporate	200	N/A	150	N/A
Total	$18,630	2.8%	$18,890	3.0%
Amortization
Packaging	$6,840	2.5%	$7,100	2.7%
Aerospace	6,470	4.6%	6,470	4.6%
Specialty Products	1,290	0.5%	1,350	0.6%
Corporate	—	N/A	—	N/A
Total	$14,600	2.2%	$14,920	2.4%
Results of Operations
The principal factors impacting us during the three months ended September 30, 2018, compared with the three months ended September 30, 2017, were:

•
increased sales levels across our end markets, primarily driven by growth in our health, beauty and home care end market within our Packaging reportable segment and from higher demand for our industrial and oil and gas-related products within our Specialty Products reportable segment;

•	benefits of leveraging the TBM, as we continue to drive operating improvements, as well as evaluate, realign and streamline fixed costs and selling, general and administrative expenses;

•	the impact of fees and expenses related to our third quarter 2017 refinancing activities;

•	the impact of the Tax Reform Act, contributing to a lower overall effective tax rate; and

•	higher commodity costs, primarily related to oil and steel-based raw materials, primarily impacting our Packaging reportable segment.

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
Overall, net sales increased approximately $14.5 million, or 6.9%, to $223.8 million for the three months ended September 30, 2018, as compared with $209.3 million in the three months ended September 30, 2017, primarily driven by $5.5 million higher sales of health, beauty and home care products within our Packaging reportable segment as well as $4.2 million higher sales of our oil and gas-related products and $4.1 million higher sales of industrial cylinder products, both within our Specialty Products reportable segment. These increases were partially offset by approximately $0.6 million of net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 27.6% and 28.1% for the three months ended September 30, 2018 and 2017, respectively. Gross profit dollars increased primarily as a result of higher sales levels, while gross profit margin decreased, as the impact of higher sales levels was more than offset by higher commodity-related costs and a less favorable product sales mix.
Operating profit margin (operating profit as a percentage of sales) approximated 13.4% and 13.5% for the three months ended September 30, 2018 and 2017, respectively. Operating profit increased approximately $1.6 million, or 5.6%, to $29.9 million for the three months ended September 30, 2018, from $28.3 million for the three months ended September 30, 2017 primarily due to higher sales levels, which were partially offset by higher commodity-related costs, a less favorable product sales mix and slightly higher selling, general and administrative expenses, primarily in our Specialty Products reportable segment.
Interest expense increased approximately $0.1 million, to $3.5 million for the three months ended September 30, 2018, as compared to $3.4 million for the three months ended September 30, 2017, as an increase in our interest rates more than offset lower weighted average borrowings.
In September 2017, we issued $300.0 million aggregate principal amount of 4.875% senior notes due October 15, 2025 ("Senior Notes") at par value in a private placement under Rule 144A of the Securities Act of 1933, as amended. We incurred debt financing and related expenses of approximately $6.6 million for the three months ended September 30, 2017, related to costs associated with the issuance of our Senior Notes, repayment of all outstanding obligations of our former senior secured term loan A facility due 2020 ("Term Loan A Facility"), termination of the interest rate swaps and the amendment of our existing credit agreement.
Other income (expense), net decreased approximately $0.8 million, to $0.4 million of other income, net for the three months ended September 30, 2018, as compared to $0.4 million of other expense, net for the three months ended September 30, 2018, primarily due to an increase in gains on transactions denominated in foreign currencies.
The effective income tax rate for the three months ended September 30, 2018 and 2017 was 15.4% and 26.6%, respectively. The decrease in the rate was primarily a result of the Tax Reform Act signed into law on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% to 21% and added the Foreign Derived Intangible Income deduction effective January 1, 2018. In addition, we recognized a net tax benefit of approximately $2.7 million in the three months ended September 30, 2018 related to provision to return adjustments for our U.S. Federal tax return, which included an approximate $1.1 million benefit due to additional regulations that were issued during the three months ended September 30, 2018 in connection with the Tax Reform Act.
Net income increased by approximately $9.6 million, to $22.7 million for the three months ended September 30, 2018, as compared to $13.1 million for the three months ended September 30, 2017. The increase in net income was primarily the result of a decrease in debt financing and related expenses of approximately $6.6 million, an increase in operating profit of approximately $1.6 million, a decrease in income tax expense of approximately $0.6 million and a decrease in other income (expense), net of approximately $0.8 million, partially offset by an increase in interest expense of approximately $0.1 million.
See below for a discussion of operating results by segment.
Packaging. Net sales increased approximately $5.7 million, or 6.4%, to $95.3 million in the three months ended September 30, 2018, as compared to $89.6 million in the three months ended September 30, 2017. Sales of our health, beauty and home care products increased approximately $5.5 million, primarily due to higher demand in Asia and North America. Sales of our industrial closures increased approximately $1.8 million due to higher demand in North America. Sales of our food and beverage products decreased by approximately $1.0 million. Additionally, net sales decreased by approximately $0.6 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.

Packaging's gross profit decreased approximately $1.2 million to $30.7 million, or 32.2% of sales, in the three months ended September 30, 2018, as compared to $31.9 million, or 35.6% of sales, in the three months ended September 30, 2017. Gross profit decreased by approximately $2.0 million as a result of higher resin-based and steel raw material costs, which increased during the quarter and resin price escalation clauses and other measures had not yet taken effect to recover or offset. In addition, while profit increased on higher sales levels, this impact was partially offset by a less favorable product sales mix and continued pricing pressures, most notably in the health, beauty and home care end market.
Packaging's selling, general and administrative expenses decreased approximately $0.1 million to $8.6 million, or 9.1% of sales, in the three months ended September 30, 2018, as compared to $8.7 million, or 9.8% of sales, in the three months ended September 30, 2017, as this segment leveraged its spending levels well on higher sales levels.
Packaging's operating profit decreased approximately $1.1 million to $22.1 million, or 23.2% of sales, in the three months ended September 30, 2018, as compared to $23.1 million, or 25.8% of sales, in the three months ended September 30, 2017, as the impact of higher raw material costs, a less favorable product sales mix and pricing pressures more than offset the impact of higher sales levels and lower selling, general, and administrative expenses.
Aerospace.    Net sales for the three months ended September 30, 2018 increased approximately $0.5 million, or 1.1%, to $49.1 million, as compared to $48.6 million in the three months ended September 30, 2017. Sales of our fastener products increased by approximately $0.7 million due to organic growth and improved throughput, as customer demand continued at expected levels. Sales of our machined components products decreased by approximately $0.2 million, primarily due to the impact of our decision to exit certain less profitable components.
Gross profit within Aerospace increased approximately $0.4 million to $13.9 million, or 28.2% of sales, in the three months ended September 30, 2018, from $13.5 million, or 27.8% of sales, in the three months ended September 30, 2017, primarily due to higher sales levels and as a result of improved production efficiencies and a more favorable product sales mix, which more than offset incremental costs and temporary inefficiencies related to finalizing the collective bargaining agreement in our Commerce, CA facility.
Selling, general and administrative expenses remained relatively flat at $5.6 million, or 11.3% of sales, in the three months ended September 30, 2018, as compared to $5.7 million, or 11.7% of sales, in the three months ended September 30, 2017.
Operating profit within Aerospace increased approximately $0.5 million to $8.3 million, or 16.9% of sales, in the three months ended September 30, 2018, as compared to $7.8 million, or 16.1% of sales in the three months ended September 30, 2017, primarily due to higher sales levels, improved production efficiencies and a more favorable product sales mix.
Specialty Products.    Net sales for the three months ended September 30, 2018 increased approximately $8.3 million, or 11.6%, to $79.5 million, as compared to $71.2 million in the three months ended September 30, 2017. Sales of our industrial products increased by approximately $4.1 million due to increased sales volume of steel cylinders. Sales of our oil and gas related products increased by approximately $4.2 million, primarily as a result of higher sales of engines and compressors to wellhead sites due to higher levels of drilling activity in the United States and Canada, as well as due to higher levels of refinery turnaround activity. These increases were partially offset by approximately $0.1 million of net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Specialty Products increased approximately $3.7 million to $17.2 million, or 21.6% of sales, in the three months ended September 30, 2018, as compared to $13.5 million, or 19.0% of sales, in the three months ended September 30, 2017. Higher third quarter 2018 sales levels improved both gross profit dollars and margin, as each business in this segment continues to leverage a lower fixed cost footprint. These increases were partially offset by higher specialty steel costs in third quarter 2018 used in the manufacture of our industrial cylinder products.
Selling, general and administrative expenses within Specialty Products increased approximately $1.0 million to $9.5 million, or 11.9% of sales, in the three months ended September 30, 2018, as compared to $8.5 million, or 11.9% of sales, in the three months ended September 30, 2017, primarily due to increased selling costs consistent with the support required to meet the higher sales volumes.
Operating profit within Specialty Products increased approximately $2.7 million to $7.7 million, or 9.7% of sales, in the three months ended September 30, 2018, as compared to $5.0 million, or 7.0% of sales, in the three months ended September 30, 2017, as a result of higher sales levels and a lower fixed cost structure resulting from previous business realignment actions, partially offset by higher specialty steel costs and higher selling, general and administrative expenses.

Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended September 30,
	2018	2017
Corporate operating expenses	$5.7	$5.2
Non-cash stock compensation	1.8	1.8
Legacy expenses	0.7	0.7
Corporate expenses	$8.2	$7.7
Corporate expenses increased approximately $0.5 million to $8.2 million for the three months ended September 30, 2018, from $7.7 million for the three months ended September 30, 2017. Corporate operating expenses increased approximately $0.5 million, primarily due to an increase in professional fees related to corporate development activities.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Overall, net sales increased approximately $43.3 million, or 6.9%, to $665.8 million for the nine months ended September 30, 2018, as compared with $622.5 million in the nine months ended September 30, 2017, primarily driven by $13.0 million higher sales of health, beauty and home care products within our Packaging reportable segment, as well as $12.6 million higher sales of industrial cylinder products and $11.7 million higher oil and gas-related product sales, both within our Specialty Products reportable segment. In addition, net sales increased by approximately $3.6 million due to net favorable currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 28.1% and 27.3% for the nine months ended September 30, 2018 and 2017, respectively. Gross profit increased primarily as a result of higher sales levels and lower facility exit costs, primarily within our Specialty Products and Packaging reportable segments. These increases were partially offset by the impact of higher commodity-related costs, a less favorable product sales mix and pricing pressures, most notably in our health, beauty and home care end market within our Packaging reportable segment.
Operating profit margin (operating profit as a percentage of sales) approximated 14.5% and 11.3% for the nine months ended September 30, 2018 and 2017, respectively. Operating profit increased approximately $26.0 million, or 36.8%, to $96.6 million for the nine months ended September 30, 2018, compared to $70.6 million for the nine months ended September 30, 2017. Operating profit increased primarily due to overall higher sales levels and lower costs to exit, move and consolidate facilities in the first nine months of 2018 as compared to 2017. Operating profit also increased by approximately $8.2 million due to a reduction of our recorded liability to Metaldyne following the U.S. Bankruptcy Court's final decree to close all remaining cases and terminate the Metaldyne bankruptcy distribution trust.
Interest expense increased approximately $0.3 million, to $10.7 million, for the nine months ended September 30, 2018, as compared to $10.4 million for the nine months ended September 30, 2017, as an increase in our interest rates more than offset lower weighted average borrowings.
We incurred debt financing and related expenses of approximately $6.6 million for the nine months ended September 30, 2017, related to costs associated with the issuance of our Senior Notes, repayment of all outstanding obligations of the Term Loan A Facility, termination of the interest rate swaps and the amendment of our existing credit agreement.
Other income (expense), net increased approximately $1.0 million, to $2.3 million of expense for the nine months ended September 30, 2018, from $1.3 million of expense for the nine months ended September 30, 2017, primarily due to a one-time, non-cash charge of approximately $2.5 million related to the settlement of defined benefit obligations, which was partially offset by an increase in gains on transactions denominated in foreign currencies.

The effective income tax rate for the nine months ended September 30, 2018 and 2017 was 20.4% and 33.2%, respectively. The decrease in the rate was primarily a result of the Tax Reform Act signed into law on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% to 21% and added the Foreign Derived Intangible Income deduction effective January 1, 2018. Our tax rate also decreased as we recognized a net tax benefit of approximately $2.7 million in the nine months ended September 30, 2018 related to provision to return adjustments for our U.S. Federal tax return, which included an approximate $1.1 million benefit due to additional regulations that were issued in connection with the Tax Reform Act. We also generated fewer losses at certain foreign subsidiaries where no tax benefit could be recorded in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This decrease was partially offset by the Tax Reform Act’s repeal of the domestic manufacturing activities deduction and limitation of deductions related to executive compensation.
Net income increased by approximately $31.6 million, to $66.6 million for the nine months ended September 30, 2018, compared to $35.0 million for the nine months ended September 30, 2017. The increase was primarily the result of an increase in operating profit of approximately $26.0 million, a decrease in debt financing and related expenses of approximately $6.6 million and a decrease in income tax expense of approximately $0.3 million, partially offset by an increase in other income (expense), net of approximately $1.0 million and an increase in interest expense of approximately $0.3 million.
See below for a discussion of operating results by segment.
Packaging.   Net sales increased approximately $19.3 million, or 7.4%, to $278.5 million in the nine months ended September 30, 2018, as compared to $259.3 million in the nine months ended September 30, 2017. Sales of our health, beauty and home care products increased approximately $13.0 million, driven by higher sales in Asia and North America as well as the ramp up of new products. Sales of our industrial closures increased approximately $3.4 million due to increased demand in North America. Additionally, net sales increased by approximately $2.9 million due to favorable currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening of the U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $1.8 million to $91.6 million, or 32.9% of sales, in the nine months ended September 30, 2018, as compared to $89.8 million, or 34.6% of sales, in the nine months ended September 30, 2017, primarily as a result higher sales levels, as well as approximately $1.4 million of costs incurred in the first nine months of 2017 to consolidate manufacturing facilities in India and to finalize the move to a new facility in Mexico that did not recur and approximately $1.3 million due to favorable currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening of the U.S. dollar relative to foreign currencies. These increases were partially offset by higher steel and resin-based material costs, as well as a less favorable product sales mix and pricing pressures, most notably in our health, beauty and home care end market.
Packaging's selling, general and administrative expenses decreased approximately $1.0 million to $27.1 million, or 9.7% of sales, in the nine months ended September 30, 2018, as compared to $28.1 million, or 10.9% of sales, in the nine months ended September 30, 2017, primarily due to a charge of approximately $1.1 million during the second quarter of 2017 to reserve for an outstanding accounts receivable deemed uncollectable from a European customer who filed for insolvency, which was partially offset by higher employee-related costs in the first nine months of 2018 supporting our sales growth initiatives.
Packaging's operating profit increased approximately $2.8 million to $64.5 million, or 23.1% of sales, in the nine months ended September 30, 2018, as compared to $61.6 million, or 23.8% of sales, in the nine months ended September 30, 2017. Operating profit increased primarily due to higher sales levels, lower consolidation and move costs than in 2017, lower selling, general, and administrative expenses and approximately $0.9 million due to favorable currency exchange, all of which were partially offset by higher material costs, a less favorable product sales mix and pricing pressures.
Aerospace.    Net sales for the nine months ended September 30, 2018 decreased approximately $1.1 million, or 0.7%, to $140.5 million, as compared to $141.6 million in the nine months ended September 30, 2017. Sales of our fastener products decreased by approximately $0.8 million, primarily as a result of higher sales levels in the first half of 2017, as compared to the first half of 2018, when we reduced our past due order levels. Order intake activity for fastener products was, as expected, higher in the first nine months of 2018 than the first nine months of 2017. Sales of our machined components products decreased by approximately $0.3 million due to our decision to exit certain less profitable components.
Gross profit within Aerospace increased approximately $1.0 million to $37.8 million, or 26.9% of sales, in the nine months ended September 30, 2018, from $36.7 million, or 25.9% of sales, in the nine months ended September 30, 2017, primarily as a result of improved production efficiencies and a more favorable product sales mix.
Selling, general and administrative expenses increased approximately $0.2 million to $17.1 million, or 12.1% of sales, in the nine months ended September 30, 2018, as compared to $16.9 million, or 11.9% of sales, in the nine months ended September 30, 2017, primarily due to a reduction in estimated uncollectable accounts receivable following cash collections from a customer in the nine months ended September 30, 2017 that did not recur.

Operating profit within Aerospace increased approximately $0.8 million to $20.7 million, or 14.7% of sales, in the nine months ended September 30, 2018, as compared to $19.9 million, or 14.0% of sales, in the nine months ended September 30, 2017, as the impact of improved production efficiencies and a more favorable product mix more than offset the impact of lower sales levels and higher selling, general and administrative expenses.
Specialty Products.    Net sales for the nine months ended September 30, 2018 increased approximately $25.0 million, or 11.3%, to $246.8 million, as compared to $221.7 million in the nine months ended September 30, 2017. Sales of our industrial products increased by approximately $12.6 million, primarily due to increased demand for steel cylinders. Sales of our oil and gas related products increased by approximately $11.7 million, due to higher levels of refinery turnaround activity as well as increased sales of engines and compressors to wellhead sites due to higher levels of drilling activity in the United States and Canada. In addition, net sales increased by approximately $0.7 million of net favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies.
Gross profit within Specialty Products increased approximately $13.9 million to $57.6 million, or 23.3% of sales, in the nine months ended September 30, 2018, as compared to $43.7 million, or 19.7% of sales, in the nine months ended September 30, 2017. Gross profit dollars and margin increased primarily as a result of higher sales levels, as this segment continues to leverage its lower fixed cost footprint. In addition, gross profit dollars and margin increased as a result of approximately $4.7 million lower costs in the nine months ended September 30, 2018 compared with 2017, related to the closure of our former Reynosa, Mexico and Bangalore, India facilities. These increases were partially offset by higher specialty steel costs in the first nine months of 2018 used in the manufacture of our industrial cylinder products.
Selling, general and administrative expenses within Specialty Products decreased approximately $0.9 million to $31.0 million, or 12.6% of sales, in the nine months ended September 30, 2018, as compared to $31.9 million, or 14.4% of sales, in the nine months ended September 30, 2017, primarily as a result of a $3.5 million charge recorded in 2017 related to the exit of the Wolverhampton, United Kingdom facility, which was partially offset by increased selling costs as a result of higher sales volumes and approximately $0.7 million of severance and restructuring costs associated with the exit of our Bangalore, India facility.
Operating profit within Specialty Products increased approximately $14.8 million to $26.6 million, or 10.8% of sales, in the nine months ended September 30, 2018, as compared to $11.8 million, or 5.3% of sales, in the nine months ended September 30, 2017, as a result of higher sales levels, lower costs associated with facility closures, and lower selling, general and administrative expenses, partially offset by increased specialty stock costs related to the manufacture of industrial cylinders.
Corporate.    Corporate expenses, net consist of the following (dollars in millions):

	Nine months ended September 30,
	2018	2017
Corporate operating expenses	$16.9	$15.8
Non-cash stock compensation	4.4	5.1
Legacy (income) expenses, net	(6.2)	1.7
Corporate expenses, net	$15.1	$22.6
Corporate expenses, net decreased approximately $7.5 million to $15.1 million for the nine months ended September 30, 2018, from $22.6 million for the nine months ended September 30, 2017, primarily due to the termination of the liability to Metaldyne in first quarter 2018, resulting in an approximate $8.2 million non-cash reduction in legacy (income) expenses, net. Corporate operating expenses increased approximately $1.1 million, primarily due to an increase in professional fees related to corporate development activities and an increase in expense related to the timing and estimated attainment of our short-term incentive compensation plans. Non-cash stock compensation decreased approximately $0.7 million, primarily due to the timing and amount of equity grants in 2018 compared with 2017.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were approximately $83.1 million for the nine months ended September 30, 2018, as compared to approximately $72.7 million for the nine months ended September 30, 2017. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:

•
For the nine months ended September 30, 2018, the Company generated approximately $113.5 million of cash, based on the reported net income of approximately $66.6 million and after considering the effects of non-cash items related to depreciation, amortization, loss on dispositions of assets, changes in deferred income taxes, debt financing and related expenses, stock-based compensation and other operating activities. For the nine months ended September 30, 2017, the Company generated approximately $87.4 million in cash flows based on the reported net income of approximately $35.0 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $20.1 million and $12.7 million for the nine months ended September 30, 2018 and 2017, respectively. The increased use of cash for each of the nine month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables remained flat period-over-period.

•
We increased our investment in inventory by approximately $10.8 million for the nine months ended September 30, 2018, primarily as a result of operating at higher production levels to support sales growth. For the nine months ended September 30, 2017, we increased our investment in inventory by approximately $0.6 million.

•
Decreases in prepaid expenses and other assets resulted in a cash source of approximately $7.2 million and $7.1 million for the nine months ended September 30, 2018 and 2017, respectively, primarily as a result of the timing of payments made for income taxes and certain operating expenses.

•
Decreases in accounts payable and accrued liabilities were approximately $6.7 million for the nine months ended September 30, 2018, primarily related to an approximate $8.2 million non-cash reduction in an obligation during first quarter 2018. Decreases in accounts payable and accrued liabilities resulted in a cash use of approximately $8.6 million for the nine months ended September 30, 2017, primarily as a result of timing of payments made to suppliers and the mix of vendors and related terms. Our days accounts payable on hand decreased by approximately three days period-over-period.

Net cash used for investing activities for the nine months ended September 30, 2018 and 2017 was approximately $15.6 million and $22.3 million, respectively. During the first nine months of 2018, we incurred approximately $15.9 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of property and equipment was approximately $0.3 million. During the first nine months of 2017, we incurred approximately $24.1 million in capital expenditures and received cash from the disposition of property and equipment of approximately $1.8 million.
Net cash used for financing activities for the nine months ended September 30, 2018 and 2017 was approximately $15.4 million and $46.3 million, respectively. During the first nine months of 2018, we made net repayments of approximately $9.4 million on our revolving credit and accounts receivable facilities. We also purchased approximately $3.6 million of outstanding common stock and used a net cash amount of approximately $2.4 million related to our stock compensation arrangements. During the first nine months of 2017, the Company issued $300.0 million principal Senior Notes, repaid approximately $257.9 million on our former Term Loan A Facility and made net repayments of approximately $81.5 million on our revolving credit and accounts receivable facilities. In connection with the refinancing of our long-term debt in the third quarter of 2017, we paid approximately $6.1 million of debt financing fees. We also used a net cash amount of approximately $0.5 million related to our stock compensation arrangements.

Our Debt and Other Commitments
The $300.0 million aggregate principal amount of Senior Notes accrue interest at a rate of 4.875% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2018. The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis by certain named subsidiaries of the Company (each a "Guarantor" and collectively the "Guarantors"). The Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. For the nine months ended September 30, 2018, our consolidated subsidiaries that do not guarantee the Senior Notes represented approximately 13% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented approximately 29% and 7% of the total guarantor and non-guarantor assets and liabilities, respectively, as of September 30, 2018, treating the guarantor and non-guarantor subsidiaries each as a consolidated group and excluding intercompany transactions between such groups.
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
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of September 30, 2018. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 1.50 to 1.00 at September 30, 2018. Our permitted senior secured net leverage ratio under the Credit Agreement is 3.50 to 1.00 as of September 30, 2018. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted senior secured net leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual senior secured net leverage ratio was not meaningful at September 30, 2018. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of September 30, 2018. Our actual interest expense coverage ratio was 12.11 to 1.00 at September 30, 2018. At September 30, 2018, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended September 30, 2018 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended September 30, 2018
Net income	$62,580
Bank stipulated adjustments:
Interest expense	14,700
Income tax expense	33,300
Depreciation and amortization	46,290
Non-cash compensation expense(1)	6,090
Other non-cash expenses or losses	3,670
Non-recurring expenses or costs(2)	3,090
Extraordinary, non-recurring or unusual gains or losses	(6,300)
Business and asset dispositions	490
Consolidated Bank EBITDA, as defined	$163,910

	September 30, 2018
Total Indebtedness, as defined(3)	$246,210
Consolidated Bank EBITDA, as defined	163,910
Total net leverage ratio	1.50	x
Covenant requirement	4.00	x

	September 30, 2018
Total Senior Secured Indebtedness(4)	$(57,740)
Consolidated Bank EBITDA, as defined	163,910
Senior secured net leverage ratio	n/m	x
Covenant requirement	3.50	x

Twelve Months Ended September 30, 2018
Interest expense	$14,700
Bank stipulated adjustments:
Interest income	(40)
Non-cash amounts attributable to amortization of financing costs	(1,130)
Total Consolidated Cash Interest Expense, as defined	$13,530

	September 30, 2018
Consolidated Bank EBITDA, as defined	$163,910
Total Consolidated Cash Interest Expense, as defined	13,530
Actual interest expense coverage ratio	12.11	x
Covenant requirement	3.00	x
_____________________________

(1)	Non-cash compensation expenses resulting from the grant of equity awards.

(2)	Non-recurring costs and expenses relating to severance, relocation, restructuring and curtailment expenses.

(3)	Includes $4.0 million of acquisition deferred purchase price.

(4)	Senior secured indebtedness is negative at September 30, 2018 due to the deduction of certain unrestricted cash and unrestricted permitted investments as allowed under the Credit Agreement.
During the three months ended March 31, 2018, we terminated our $75.0 million accounts receivable facility, under which we had the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At December 31, 2017, we had no amounts outstanding under the facility and approximately $57.8 million available but not utilized.
At September 30, 2018, we had no amounts outstanding under our revolving credit facility and had approximately $284.9 million potentially available after giving effect to approximately $15.1 million of letters of credit issued and outstanding. At December 31, 2017, we had approximately $10.8 million outstanding under our revolving credit facility and had approximately $274.3 million potentially available after giving effect to approximately $14.9 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, as of September 30, 2018 and December 31, 2017, we had approximately $284.9 million and $332.1 million, respectively, of borrowing capacity available for general corporate purposes.
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
Our weighted average borrowings during the first nine months of 2018 approximated $320.2 million, compared to approximately $380.0 million during the first nine months of 2017. The overall decrease is primarily due to repayments using cash flows from operations.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. While approximately 50% of our cash on hand as of September 30, 2018 is located in jurisdictions outside the U.S., given aggregate available funding under our revolving credit facility of $284.9 million at September 30, 2018 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future.
We are subject to variable interest rates on our revolving credit facility. At September 30, 2018, 1-Month LIBOR approximated 2.26%. At September 30, 2018, we had no amounts outstanding on our revolving credit facility and therefore no variable rate-based borrowings outstanding.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases, and annual rent expense for continuing operations related thereto approximated $16.7 million in 2017. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
We continuously evaluate strategies to redeploy our cash, including returning capital to our shareholders. In November 2015, we announced our Board of Directors had authorized us to purchase our common stock up to $50 million in the aggregate.  In the three and nine months ended September 30, 2018 we purchased 23,191 and 124,138 shares of our outstanding common stock for an aggregate purchase price of approximately $0.7 million and $3.6 million, respectively. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions and other factors.

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
Outlook
Our results for the first nine months of 2018 continue our recent positive momentum, as we further improve our operating efficacy under the TriMas Business Model, which provides a standardized set of processes that we follow to drive results across our multi-industry set of businesses. We experienced year-over-year increases in sales and operating profit, with further improvement in net income as a result of a lower tax rate following the enactment of the Tax Reform Act.
We expect sales levels for 2018 will be higher than originally projected considering our year-to-date growth, which have been boosted by improved economic activity and the continued success of our organic sales growth programs. We believe fourth quarter year-over-year growth may moderate from the 6.9% growth we achieved in the first nine months of 2018 compared to 2017, given economic uncertainty around direct and indirect impacts of recently enacted tariffs on foreign-sourced materials.
We will continue our efforts to mitigate the impact of external factors, while focusing on those areas we can control. We will continue to prioritize growth programs, particularly in our Packaging and Aerospace reportable segments. We will also continue to monitor the cost structure of our Specialty Products reportable segment, to ensure it remains aligned with customer demand in the end markets we serve.
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
During the quarter ended September 30, 2018, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2017.
In completing our 2017 assessment of goodwill and indefinite-lived intangible assets, we determined the fair value of the Aerospace reporting unit exceeded its carrying value by more than 15%, and thus there was no goodwill impairment. All other reporting units with goodwill had an implied fair value greater than carrying value by more than 89% in our last quantitative assessment. The amount of remaining goodwill attributable to the Aerospace reporting unit was approximately $146.4 million as of each of September 30, 2018 and December 31, 2017. We have not identified any events or changes in circumstances that could reasonably be expected to have an other than temporary effect on the significant assumptions used in estimating the fair value of our Aerospace or other reporting units with goodwill.

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
Evaluation of disclosure controls and procedures
As of September 30, 2018, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2018 to July 31, 2018	23,191	$28.96	23,191	$46,408,538
August 1, 2018 to August 31, 2018	—	$—	—	$46,408,538
September 1, 2018 to September 30, 2018	—	$—	—	$46,408,538
Total	23,191	$28.96	23,191	$46,408,538
__________________________

(1)
Pursuant to a publicly announced share repurchase program from November 2015, during the three months ended September 30, 2018, the Company repurchased 23,191 shares of its common stock at a cost of approximately $0.7 million. The share repurchase program, pursuant to which the Company is authorized to purchase up to $50 million in aggregate of its common stock, is effective and has no expiration date.

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

TRIMAS CORPORATION (Registrant)

/s/ ROBERT J. ZALUPSKI

Date:	October 30, 2018	By:	Robert J. Zalupski Chief Financial Officer