Form 10-Q
period 2019-03-31
TRIMAS CORP
filed 2019-04-30
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 23, 2019, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,686,317 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to: general economic and currency conditions; material and energy costs; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; competitive factors; future trends; our ability to realize our business strategies; our ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; information technology and other cyber-related risks; the performance of our subcontractors and suppliers; supply constraints; market demand; intellectual property factors; litigation; government and regulatory actions, including, without limitation, the impact of tariffs, quotas and surcharges; our leverage; liabilities imposed by our debt instruments; labor disputes; changes to fiscal and tax policies; contingent liabilities relating to acquisition activities; the disruption of operations from catastrophic or extraordinary events, including natural disasters; the potential impact of Brexit; tax considerations relating to the Cequent spin-off; our future prospects; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	March 31, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$84,410	$108,150
Receivables, net of reserves of approximately $3.6 million and $3.4 million as of March 31, 2019 and December 31, 2018, respectively	139,360	123,110
Inventories	179,170	173,120
Prepaid expenses and other current assets	7,020	7,430
Total current assets	409,960	411,810
Property and equipment, net	197,090	187,800
Operating lease right-of-use assets	38,190	—
Goodwill	325,520	316,650
Other intangibles, net	173,680	174,530
Deferred income taxes	380	1,080
Other assets	12,260	8,650
Total assets	$1,157,080	$1,100,520
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$90	$—
Accounts payable	96,720	93,430
Accrued liabilities	38,830	48,300
Operating lease liabilities, current portion	7,950	—
Total current liabilities	143,590	141,730
Long-term debt, net	293,840	293,560
Operating lease liabilities	30,680	—
Deferred income taxes	10,600	5,560
Other long-term liabilities	37,860	39,220
Total liabilities	516,570	480,070
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 45,686,317 shares at March 31, 2019 and 45,527,993 shares at December 31, 2018	460	460
Paid-in capital	814,530	816,500
Accumulated deficit	(159,380)	(179,660)
Accumulated other comprehensive loss	(15,100)	(16,850)
Total shareholders' equity	640,510	620,450
Total liabilities and shareholders' equity	$1,157,080	$1,100,520

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended March 31,
	2019	2018
Net sales	$221,290	$217,100
Cost of sales	(161,470)	(156,720)
Gross profit	59,820	60,380
Selling, general and administrative expenses	(33,970)	(25,170)
Operating profit	25,850	35,210
Other expense, net:
Interest expense	(3,440)	(3,700)
Other expense, net	(680)	(560)
Other expense, net	(4,120)	(4,260)
Income before income tax expense	21,730	30,950
Income tax expense	(2,640)	(6,630)
Net income	$19,090	$24,320
Basic earnings per share:
Net income per share	$0.42	$0.53
Weighted average common shares—basic	45,578,815	45,779,966
Diluted earnings per share:
Net income per share	$0.42	$0.53
Weighted average common shares—diluted	45,992,182	46,229,337

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2019	2018
Net income	$19,090	$24,320
Other comprehensive income (loss):
Defined benefit plans (Note 15)	100	200
Foreign currency translation	700	2,360
Derivative instruments (Note 9)	2,220	(4,040)
Total other comprehensive income (loss)	3,020	(1,480)
Total comprehensive income	$22,110	$22,840

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$19,090	$24,320
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
(Gain) loss on dispositions of assets	50	(10)
Depreciation	6,230	6,330
Amortization of intangible assets	4,930	4,910
Amortization of debt issue costs	280	470
Deferred income taxes	2,300	5,010
Non-cash compensation expense	1,320	1,220
Increase in receivables	(11,490)	(16,160)
Increase in inventories	(4,770)	(840)
(Increase) decrease in prepaid expenses and other assets	(50)	5,330
Decrease in accounts payable and accrued liabilities	(10,010)	(15,140)
Other operating activities	200	800
Net cash provided by operating activities, net of acquisition impact	8,080	16,240
Cash Flows from Investing Activities:
Capital expenditures	(6,640)	(3,170)
Acquisition of businesses, net of cash acquired	(22,270)	—
Net proceeds from disposition of property and equipment	—	250
Net cash used for investing activities	(28,910)	(2,920)
Cash Flows from Financing Activities:
Proceeds from borrowings on revolving credit facilities	26,250	32,040
Repayments of borrowings on revolving credit facilities	(25,870)	(33,970)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(2,620)	(2,300)
Payments to purchase common stock	(670)	—
Net cash used for financing activities	(2,910)	(4,230)
Cash and Cash Equivalents:
Increase (decrease) for the period	(23,740)	9,090
At beginning of period	108,150	27,580
At end of period	$84,410	$36,670
Supplemental disclosure of cash flow information:
Cash paid for interest	$300	$470
Cash paid for taxes	$1,870	$970

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Three Months Ended March 31, 2019 and 2018
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2018	$460	$816,500	$(179,660)	$(16,850)	$620,450
Net income	—	—	19,090	—	19,090
Other comprehensive income	—	—	—	3,020	3,020
Purchase of common stock	—	(670)	—	—	(670)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,620)	—	—	(2,620)
Non-cash compensation expense	—	1,320	—	—	1,320
Impact of accounting standards adoption (Note 2)	—	—	1,190	(1,270)	(80)
Balances, March 31, 2019	$460	$814,530	$(159,380)	$(15,100)	$640,510

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2017	$460	$823,850	$(262,960)	$(17,330)	$544,020
Net income	—	—	24,320	—	24,320
Other comprehensive loss	—	—	—	(1,480)	(1,480)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,300)	—	—	(2,300)
Non-cash compensation expense	—	1,220	—	—	1,220
Balances, March 31, 2018	$460	$822,770	$(238,640)	$(18,810)	$565,780

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
In the first quarter of 2019, TriMas began reporting its machined components operations, located in Stanton, California and Tolleson, Arizona, in its Specialty Products reportable segment. This change was made in connection with the transition of leadership responsibilities out of TriMas Aerospace to Specialty Products, allowing the Company to better leverage the machining competencies and resources of these operations with the other businesses within the Specialty Products reportable segment, as well as provide the Company with the opportunity to expand sales of these products to customers outside of the aerospace market. In addition, this change enables the Company's Aerospace reportable segment to better focus on driving growth and innovation in its aerospace fastener and related product lines. See Note 12, "Segment Information," for further information on each of the Company's reportable segments.
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2018 Annual Report on Form 10-K.
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
Recently Adopted Accounting Pronouncements
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which provides for the option to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Reform Act") classified within accumulated other comprehensive income (loss) ("AOCI") to retained earnings. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2018-02 on January 1, 2019, and elected to reclassify approximately $1.3 million in stranded tax effects from accumulated other comprehensive loss to accumulated deficit on the accompanying consolidated balance sheet. The Company's accounting policy is to release the income tax effects from accumulated other comprehensive income when a defined benefit plan or a derivative instrument is liquidated and/or settled.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (“ASU 2016-02”) (the “New Lease Standard"), which requires lessees to recognize a lease liability and right-of-use (ROU) asset on its balance sheet for operating leases. Accounting for finance leases is substantially unchanged. Since the issuance of ASU 2016-02, the FASB has issued several subsequent updates to the New Lease Standard. The New Lease Standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company adopted the New Lease Standard on January 1, 2019 using a modified retrospective transition, with the cumulative-effect adjustment to the opening balance of retained earnings as of the effective date (the effective date method). Under the effective date method, financial results reported in periods prior to 2019 are unchanged. The Company elected the package of practical expedients permitted under the transition guidance, which allows the Company to forgo reassessing: (1) whether expired or existing contracts contain leases; (2) lease classification of any existing or expired leases; and, (3) initial direct costs for any existing leases.
As a result of the adoption, the Company recognized approximately $40 million of right-of-use assets and lease liabilities on its consolidated balance sheet. Additionally, the Company recognized an approximate $0.1 million cumulative effective adjustment debit, net of tax, to accumulated deficit related to unamortized deferred losses for certain sale-leaseback transactions. The standard did not have an impact on the Company's Consolidated Statement of Income.
3. Revenue
The following table presents the Company’s disaggregated net sales by primary end market served (dollars in thousands):

	Three months ended March 31,
Customer End Markets	2019	2018
Consumer	$67,490	$64,730
Aerospace	45,580	45,810
Industrial	54,230	54,350
Oil and gas	53,990	52,210
Total net sales	$221,290	$217,100
The Company’s Packaging reportable segment earns revenues from the consumer and industrial end markets. The Aerospace reportable segment earns revenues from the aerospace end market. The Specialty Products reportable segment earns revenues from the industrial, oil and gas and aerospace end markets.
4. Acquisitions
In January 2019, the Company acquired Plastic Srl, a manufacturer of single-bodied and assembled polymeric caps and closures for use in home care product applications, for an aggregate amount of approximately $22.3 million, net of cash acquired. Located in Forli, Italy, Plastic Srl serves the home care market in Italy and other European countries and generates approximately $12 million in annual revenue. Plastic Srl is included in the Company's Packaging reportable segment.
In connection with the acquisition, the Company recorded approximately $1.0 million of non-cash purchase accounting-related expenses during the three months ended March 31, 2019, of which approximately $0.9 million was recognized within selling, general and administrative expenses primarily related to the write-off of the trade name acquired that will not be used, and approximately $0.1 million was recognized within cost of sales related to the step-up in value and subsequent sale of inventory.
5. Goodwill and Other Intangible Assets
During the three months ended March 31, 2019, in an effort to better align the Company's machining competencies and resources, the Company began reporting its machined products operations within the Specialty Products reportable segment. These operations were previously reported in the Company's Aerospace reportable segment. As a result of the reporting structure change, the Company's previous Aerospace reporting unit was split into two new reporting units, Machined Products and Aerospace. The Company reallocated the goodwill attributed to the previous Aerospace reporting unit on a relative fair value basis between the Machined Products and the new Aerospace reporting units, resulting in an allocation of goodwill of $12.7 million and $133.7 million, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

After the reallocation of goodwill, the Company performed a Step I quantitative assessment for both the Machined Products and the new Aerospace reporting units utilizing income and market-based approaches. Significant management assumptions used under the income approach for purposes of the Step I assessment were a discount rate of 9.5% for Aerospace and 10.5% for Machined Products and an estimated residual growth rate of 3%. In determining the discount rate, management considered the level of risk inherent in the cash flow projections based on sales growth and margin expansion assumptions, as well as historical attainment of its projections and current market conditions. The use of these unobservable inputs resulted in the fair value estimate being classified as a Level 3 measurement within the fair value hierarchy. Upon completion of the Step I test, the Company determined that the fair value of the Aerospace reporting unit exceeded its carrying value by more than 34% and the fair value of the Machined Products reporting unit exceeded its carrying value by more than 13%.
Changes in the carrying amount of goodwill for the three months ended March 31, 2019 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2018	$163,660	$146,430	$6,560	$316,650
Goodwill from acquisitions	9,100	—	—	9,100
Goodwill reassigned in segment realignment	—	(12,740)	12,740	—
Foreign currency translation and other	(230)	—	—	(230)
Balance, March 31, 2019	$172,530	$133,690	$19,300	$325,520
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of March 31, 2019		As of December 31, 2018
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$77,540	$(50,420)	$73,450	$(48,410)
Customer relationships, 15 – 25 years	132,230	(60,520)	132,230	(58,790)
Total customer relationships	209,770	(110,940)	205,680	(107,200)
Technology and other, 1 – 15 years	57,030	(32,310)	57,020	(31,600)
Technology and other, 17 – 30 years	43,300	(36,100)	43,300	(35,600)
Total technology and other	100,330	(68,410)	100,320	(67,200)
Indefinite-lived intangible assets:
Trademark/Trade names	42,930	—	42,930	—
Total other intangible assets	$353,030	$(179,350)	$348,930	$(174,400)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended March 31,
	2019	2018
Technology and other, included in cost of sales	$1,200	$1,240
Customer relationships, included in selling, general and administrative expenses	3,730	3,670
Total amortization expense	$4,930	$4,910

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Inventories
Inventories consist of the following components (dollars in thousands):

	March 31, 2019	December 31, 2018
Finished goods	$91,180	$91,780
Work in process	30,300	29,080
Raw materials	57,690	52,260
Total inventories	$179,170	$173,120
7. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	March 31, 2019	December 31, 2018
Land and land improvements	$16,260	$15,580
Buildings	78,690	74,110
Machinery and equipment	326,220	318,860
	421,170	408,550
Less: Accumulated depreciation	224,080	220,750
Property and equipment, net	$197,090	$187,800
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended March 31,
	2019	2018
Depreciation expense, included in cost of sales	$5,890	$5,810
Depreciation expense, included in selling, general and administrative expenses	340	520
Total depreciation expense	$6,230	$6,330
8. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	March 31, 2019	December 31, 2018
4.875% Senior Notes due October 2025	$300,000	$300,000
Other debt	90	—
Debt issuance costs	(6,160)	(6,440)
	293,930	293,560
Less: Current maturities, long-term debt	90	—
Long-term debt, net	$293,840	$293,560

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
The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. At March 31, 2019 and December 31, 2018, the Company had no amounts outstanding under its revolving credit facility and had approximately $284.9 million potentially available after giving effect to approximately $15.1 million of letters of credit issued and outstanding. However, after consideration of leverage restrictions contained in the Credit Agreement, the Company had approximately $284.9 million of borrowing capacity available for general corporate purposes at March 31, 2019 and December 31, 2018.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At March 31, 2019, the Company was in compliance with its financial covenants contained in the Credit Agreement.
Fair Value of Debt
The valuations of the Senior Notes and other debt were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$300,000	$295,130	$300,000	$282,750
Other debt	90	90	—	—
9. Derivative Instruments
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
As of March 31, 2019 and December 31, 2018, the fair value carrying amount of the Company's derivative instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	March 31, 2019	December 31, 2018
Net Investment Hedges
Cross-currency swaps	Other assets	$3,050	$130

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the loss recognized in AOCI on derivative contracts designated as hedging instruments as of March 31, 2019 and December 31, 2018, and the amounts reclassified from AOCI into earnings for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
				Three months ended March 31,
	As of March 31, 2019	As of December 31, 2018	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	2019	2018
Net Investment Hedges
Cross-currency swaps	$3,150	$940	Other expense, net	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred losses from AOCI into earnings.
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 are shown below (dollars in thousands):

	Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019	Cross-currency swaps	Recurring	$3,050	$—	$3,050	$—
December 31, 2018	Cross-currency swaps	Recurring	$130	$—	$130	$—
10. Leases
The Company leases certain equipment and facilities under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; expense related to these leases is recognized on a straight-line basis over the lease term.
The components of lease expense are as follows (dollars in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$2,470
Short-term, variable and other lease costs	600
Total lease cost	$3,070

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)
2019 (excluding the three months ended March 31, 2019)	$7,310
2020	9,060
2021	7,440
2022	4,920
2023	4,000
Thereafter	12,450
Total lease payments	45,180
Less: Imputed interest	(6,550)
Present value of lease liabilities	$38,630
__________________________

(a)
The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in Accrued liabilities and Other long-term liabilities in the accompanying consolidated balance sheet.

The weighted-average remaining lease term of the Company's operating leases as of March 31, 2019 is approximately 6.4 years. The weighted-average discount rate as of March 31, 2019 is approximately 5.0%.
Cash paid for amounts included in the measurement of operating lease liabilities during the three months ended March 31, 2019 was approximately $2.5 million and is included in cash flows provided by operating activities in the consolidated statement of cash flows.
Right-of-use assets obtained in exchange for lease liabilities during the three months ended March 31, 2019 was approximately $0.1 million.
11. Commitments and Contingencies
Asbestos
As of March 31, 2019, the Company was a party to 370 pending cases involving an aggregate of 4,811 claims primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of its subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, excluding amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Three Months Ended March 31, 2019	4,820	32	38	3	4,811	$59,300	$590,000
Fiscal Year Ended December 31, 2018	5,256	171	564	43	4,820	$7,191	$2,260,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,811 claims pending at March 31, 2019, 54 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At March 31, 2019, of the 54 claims that set forth specific amounts, there were no claims seeking specific amounts for punitive damages. Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	12	42
In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.
Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 25 years ago, have been approximately $9.0 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. The Company's primary insurance exhausted in November 2018, and the Company will be solely responsible for defense costs and indemnity payments prior to the commencement of coverage under this agreement, the duration of which would be subject to the scope of damage awards and settlements paid.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12. Segment Information
TriMas reports three segments: Packaging, Aerospace, and Specialty Products. Each of these segments has discrete financial information that is regularly evaluated by TriMas' president and chief executive officer (chief operating decision maker) in determining resource, personnel and capital allocation, as well as assessing strategy and performance. The Company utilizes its proprietary TriMas Business Model as a standardized set of processes to manage and drive results and strategy across its multi-industry businesses.
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
Aerospace – The Aerospace segment, which includes the Monogram Aerospace Fasteners™, Allfast Fastening Systems® and Mac Fasteners™ brands, develops, qualifies and manufactures highly-engineered, precision fasteners to serve the aerospace market.
Specialty Products – The Specialty Products segment, which includes the Norris Cylinder™, Lamons®, Arrow® Engine and Martinic Engineering™ brands, designs, manufactures and distributes highly-engineered steel cylinders, sealing and fastener products, wellhead engines and compression systems and machined products for use within the industrial, petrochemical, oil and gas exploration and refining and aerospace markets.
Segment activity is as follows (dollars in thousands):

	Three months ended March 31,
	2019	2018
Net Sales
Packaging	$88,840	$88,200
Aerospace	38,330	37,790
Specialty Products	94,120	91,110
Total	$221,290	$217,100
Operating Profit (Loss)
Packaging	$17,640	$19,580
Aerospace	5,740	4,590
Specialty Products	10,860	10,140
Corporate(a)	(8,390)	900
Total	$25,850	$35,210
__________________________

(a)
During the first quarter of 2018, the Company removed an obligation from its balance sheet, resulting in an approximate $8.2 million non-cash reduction in selling, general and administrative expenses. See Note 11, "Commitments and Contingencies," for further details.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13. Equity Awards
Stock Options
The Company did not grant any stock option awards during the three months ended March 31, 2019. Information related to stock options at March 31, 2019 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	206,854	$13.19
Granted	—	—
Exercised	(56,854)	0.86
Cancelled	—	—
Expired	—	—
Outstanding at March 31, 2019	150,000	$17.87	7.3	$1,854,000
As of March 31, 2019, 100,000 stock options outstanding were exercisable under the Company's long-term equity incentive plans. As of March 31, 2019, there was approximately $0.1 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 0.3 years.
The Company recognized approximately $0.1 million and $0.1 million of stock-based compensation expense related to stock options during the three months ended March 31, 2019 and 2018, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
Restricted Stock Units
The Company issued 1,781 restricted stock units ("RSUs") related to director fee deferrals for the three months ended March 31, 2019. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
During 2016, the Company awarded performance-based RSUs to certain Company key employees which were earned based upon the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group and measured over a period beginning January 1, 2016 and ending on December 31, 2018. Depending on the performance achieved, the amount of shares earned could vary from 0% of the target award to a maximum of 200% of the target award. The Company attained 139.0% of the target on a weighted average basis, resulting in an increase of 38,315 shares during the three months ended March 31, 2019.
Information related to RSUs at March 31, 2019 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	663,128	$26.67
Granted	40,096	21.01
Vested	(210,793)	20.77
Cancelled	(2,649)	26.43
Outstanding at March 31, 2019	489,782	$28.75	1.0	$14,806,110
As of March 31, 2019, there was approximately $5.8 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 1.9 years.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company recognized stock-based compensation expense related to RSUs of approximately $1.3 million and $1.1 million during the three months ended March 31, 2019 and 2018, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
14. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and RSUs. The following table summarizes the dilutive effect of RSUs and options to purchase common stock for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Weighted average common shares—basic	45,578,815	45,779,966
Dilutive effect of restricted stock units	333,020	358,583
Dilutive effect of stock options	80,347	90,788
Weighted average common shares—diluted	45,992,182	46,229,337
In February 2019, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $75 million in the aggregate.  The previous authorization, approved in November 2015, authorized up to $50 million in share repurchases. In the three months ended March 31, 2019, the Company purchased 24,900 of its outstanding common stock for approximately $0.7 million. The Company did not purchase any shares of its outstanding common stock in the three months ended March 31, 2018.
15. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost are as follows (dollars in thousands):

	Pension Plans
	Three months ended March 31,
	2019	2018
Service costs	$260	$300
Interest costs	270	300
Expected return on plan assets	(350)	(430)
Amortization of net loss	140	250
Net periodic benefit cost	$320	$420
The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other expense, net in the accompanying consolidated statement of income.
The Company contributed approximately $0.5 million to its defined benefit pension plans during the three months ended March 31, 2019. The Company expects to contribute approximately $1.9 million to its defined benefit pension plans for the full year 2019.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

16. Other Comprehensive Income (Loss)
Changes in AOCI by component for the three months ended March 31, 2019 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2018	$(7,200)	$940	$(10,590)	$(16,850)
Net unrealized gains arising during the period (a)	—	2,220	700	2,920
Less: Net realized losses reclassified to net income	(100)	—	—	(100)
Net current-period other comprehensive income	100	2,220	700	3,020
Reclassification of stranded tax effects	(1,260)	(10)	—	(1,270)
Balance, March 31, 2019	$(8,360)	$3,150	$(9,890)	$(15,100)
__________________________

(a)	Derivative instruments, net of income tax of approximately $0.7 million. See Note 9, "Derivative Instruments," for further details.
Changes in AOCI by component for the three months ended March 31, 2018 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2017	$(10,450)	$(3,170)	$(3,710)	$(17,330)
Net unrealized gains (losses) arising during the period (a)	—	(4,040)	2,360	(1,680)
Less: Net realized losses reclassified to net income (b)	(200)	—	—	(200)
Net current-period other comprehensive income (loss)	200	(4,040)	2,360	(1,480)
Balance, March 31, 2018	$(10,250)	$(7,210)	$(1,350)	$(18,810)
__________________________

(a)	Derivative instruments, net of income tax of approximately $1.2 million. See Note 9, "Derivative Instruments," for further details.

(b)	Defined benefit plans, net of income tax of approximately $0.1 million. See Note 15, "Defined Benefit Plans," for further details.
17. Subsequent Event
On April 29, 2019, the Company acquired Taplast S.p.A., a designer and manufacturer of dispensers, closures and containers for the beauty and personal care, household, and food and beverage packaging end markets in Europe and North America, for a purchase price of approximately $46 million. Taplast S.p.A. generated approximately $32 million in net sales in 2018 and will be included in the Company's Packaging reportable segment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward-Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2018.
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
As anticipated, our first quarter 2019 results of operations were fairly consistent with the results in first quarter 2018. Our first quarter 2019 net sales increased by 1.9%, with increases in each of our three reportable segments, driven primarily by growth in our health, beauty and home care end market within our Packaging reportable segment and increased volume of steel cylinder and oil and gas-related products within our Specialty Products reportable segment. We believe general industrial activity continues to be at a high level in 2019, particularly in the United States.
During 2018, material costs increased throughout the year, primarily related to oil and metal-based commodities. We took swift action to mitigate such cost increases, including implementing commercial pricing adjustments, resourcing to alternate suppliers and insourcing of sourced-product to better leverage our global manufacturing footprint. As a result of these actions, as well as softening of certain underlying commodity costs, we have now been able to mitigate the impact to where material costs were not a significant driver of year-over-year profit change. The two most significant drivers of net income change compared with first quarter 2018 related to our effective income tax rate and the reversal of a legacy liability in first quarter 2018 that did not repeat in 2019.
Our effective tax rate in the first quarter 2019 was 12.1%, compared to 21.4% in the first quarter of 2018. The decrease in the rate was primarily a result of discrete tax benefits that occurred during first quarter 2019, primarily related to the reversal of uncertain tax benefits due to statute of limitations expirations, excess tax benefits related to share based compensation that vested in the quarter, and a reduction in deferred tax liabilities following the implementation of state tax planning initiatives.
In first quarter 2018, we terminated a legacy liability of approximately $8.2 million, which resulted in a non-cash reduction to corporate office selling, general and administrative expenses. Prior to 2002, we were wholly-owned by Metaldyne Corporation ("Metaldyne"). In connection with the reorganization between TriMas and Metaldyne in June 2002, we assumed certain liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax-related matters, benefit plan liabilities and reimbursements to Metaldyne of normal course payments to be made on TriMas' behalf. Metaldyne and its U.S. subsidiaries filed voluntary petitions in the United States Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code in 2009. In January 2018, the U.S. Bankruptcy Court entered a final decree to close all remaining cases and finalize the Metaldyne bankruptcy distribution trust, effectively terminating any potential obligation by TriMas to Metaldyne.
In addition to these two items, during first quarter 2019 we completed the acquisition of Plastic Srl, a manufacturer of single-bodied and assembled polymeric caps and closures for use in home care product applications, for an aggregate amount of approximately $22.3 million, net of cash acquired. Plastic Srl serves the home care market in Italy and other European countries and contributed approximately $2.8 million of net sales during the quarter within our Packaging reportable segment. We incurred purchase accounting-related expenses during first quarter 2019 of approximately $1.0 million related to this acquisition, of which approximately $0.9 million was recognized within selling, general and administrative expenses primarily related to the write-off of the trade name acquired that will not be used, and approximately $0.1 million was recognized within cost of sales related to the step-up in value and subsequent sale of inventory.
.

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
Each year, as a core tenet of the TriMas Business Model ("TBM"), our businesses target cost savings from Kaizen and continuous improvement initiatives in an effort to lower input costs or increase throughput and yield rates with a goal of at least covering inflationary and market cost increases. In addition, we continuously review our costs to ensure alignment with current market demand.
We continue to evaluate strategies to redeploy the cash generated by our businesses, which, among other alternatives, includes returning capital to our shareholders and acquiring strategic bolt-on businesses. In November 2015, we announced our Board of Directors had authorized us to purchase up to $50 million in the aggregate of our common stock. In 2018, we purchased 442,632 shares of our outstanding common stock for approximately $12.1 million. The 2018 share purchases represent the first stock buyback activity under this authorization.
On February 28, 2019, we announced our Board of Directors increased this authorization to $75 million, which includes the value of shares already purchased under the previous authorization. In the three months ended March 31, 2019, we purchased 24,900 shares of our outstanding common stock for approximately $0.7 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three months ended March 31,
	2019	As a Percentage of Net Sales	2018	As a Percentage of Net Sales
Net Sales
Packaging	$88,840	40.2%	$88,200	40.6%
Aerospace	38,330	17.3%	37,790	17.4%
Specialty Products	94,120	42.5%	91,110	42.0%
Total	$221,290	100.0%	$217,100	100.0%
Gross Profit
Packaging	$27,970	31.5%	$29,230	33.1%
Aerospace	11,200	29.2%	10,060	26.6%
Specialty Products	20,650	21.9%	21,090	23.1%
Total	$59,820	27.0%	$60,380	27.8%
Selling, General and Administrative Expenses
Packaging	$10,330	11.6%	$9,650	10.9%
Aerospace	5,460	14.2%	5,480	14.5%
Specialty Products	9,790	10.4%	10,940	12.0%
Corporate	8,390	N/A	(900)	N/A
Total	$33,970	15.4%	$25,170	11.6%
Operating Profit (Loss)
Packaging	$17,640	19.9%	$19,580	22.2%
Aerospace	5,740	15.0%	4,590	12.1%
Specialty Products	10,860	11.5%	10,140	11.1%
Corporate	(8,390)	N/A	900	N/A
Total	$25,850	11.7%	$35,210	16.2%
Depreciation
Packaging	$3,260	3.7%	$3,220	3.7%
Aerospace	1,460	3.8%	1,460	3.9%
Specialty Products	1,440	1.5%	1,580	1.7%
Corporate	70	N/A	70	N/A
Total	$6,230	2.8%	$6,330	2.9%
Amortization
Packaging	$2,370	2.7%	$2,300	2.6%
Aerospace	2,010	5.2%	2,030	5.4%
Specialty Products	550	0.6%	580	0.6%
Corporate	—	N/A	—	N/A
Total	$4,930	2.2%	$4,910	2.3%

Results of Operations
The principal factors impacting us during the three months ended March 31, 2019, compared with the three months ended March 31, 2018, were:

•
increased sales levels across our end markets, primarily driven by growth in our health, beauty and home care end market within our Packaging reportable segment and increased sales of steel cylinders and oil and gas related products within our Specialty Products reportable segment;

•	a decrease in our effective tax rate from the recognition of certain discrete tax items in first quarter 2019; and

•	the termination of the liability to Metaldyne, resulting in an approximate $8.2 million reduction in selling, general and administrative expenses in first quarter 2018.

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Overall, net sales increased approximately $4.2 million, or 1.9%, to $221.3 million for the three months ended March 31, 2019, as compared with $217.1 million in the three months ended March 31, 2018. Our organic sales increased by approximately $3.6 million, primarily driven by approximately $5.0 million higher sales within our Packaging reportable segment's health, beauty and home care products and $2.0 million higher sales in of each of the industrial products and oil and gas-related products within our Specialty Products reportable segment. In addition, sales increased approximately $2.8 million as a result of our Plastic Srl acquisition in January 2019 in the Packaging reportable segment. These increases were partially offset by approximately $5.2 million lower sales of our industrial and food and beverage products in our Packaging segment as well as $2.2 million of net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 27.0% and 27.8% for the three months ended March 31, 2019 and 2018, respectively. Gross profit dollars and margin decreased, as the impact of higher sales levels was more than offset by a less favorable overall product sales mix, higher input costs, primarily in our Specialty Products reportable segment, and as a result of unfavorable currency exchange.
Operating profit margin (operating profit as a percentage of sales) approximated 11.7% and 16.2% for the three months ended March 31, 2019 and 2018, respectively. Operating profit decreased approximately $9.4 million, or 26.6%, to $25.9 million for the three months ended March 31, 2019, from $35.2 million for the three months ended March 31, 2018. Operating profit decreased by approximately $8.2 million due to a first quarter 2018 non-cash reduction of our recorded liability to Metaldyne following the U.S. Bankruptcy Court's final decree to close all remaining cases and terminate the Metaldyne bankruptcy distribution trust. Operating profit and related margin further declined as the impact of higher sales levels was more than offset by a less favorable product sales mix, increases in purchase accounting expenses and professional fees supporting corporate development activities, and as a result of unfavorable currency exchange.
Interest expense decreased approximately $0.3 million, to $3.4 million for the three months ended March 31, 2019, as compared to $3.7 million for the three months ended March 31, 2018, as a result of a decrease in our interest rates and lower weighted average borrowings.
Other expense, net increased approximately $0.1 million, to $0.7 million for the three months ended March 31, 2019, as compared to $0.6 million for the three months ended March 31, 2018, primarily due to an increase in losses on transactions denominated in foreign currencies.
The effective income tax rate for the three months ended March 31, 2019 and 2018 was 12.1% and 21.4%, respectively. The decrease in the rate was primarily a result of significant discrete items that occurred during the first quarter of 2019, including the reversal of uncertain tax benefits for which the statute of limitations expired, excess tax benefits related to share based compensation that vested in the quarter, and a reduction in deferred tax liabilities resulting from the implementation of state tax planning initiatives.
Net income decreased approximately $5.2 million, to $19.1 million for the three months ended March 31, 2019, as compared to $24.3 million for the three months ended March 31, 2018. The decrease in net income was the result of a decrease in operating profit of approximately $9.4 million and an increase in other expense, net of approximately $0.1 million, partially offset by a decrease in income tax expense of approximately $4.0 million, and a decrease in interest expense of approximately $0.3 million.
See below for a discussion of operating results by segment.
Packaging. Net sales increased approximately $0.6 million, or 0.7%, to $88.8 million in the three months ended March 31, 2019, as compared to $88.2 million in the three months ended March 31, 2018. Sales of our health, beauty and home care products increased approximately $5.0 million, primarily due to higher demand in North America and continued sales growth in Asia. Sales also increased approximately $2.8 million due to the acquisition of Plastic Srl in the first quarter of 2019. These increases were partially offset by a decrease in sales of our food and beverage products by approximately $3.4 million, primarily due to lower sales of pumps as well as softer end market demand in North America. Sales of our industrial products declined by approximately $1.8 million due to lower end market demand in North America, in part due to the unusually cold weather in the first quarter of 2019. Additionally, net sales decreased by approximately $2.0 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's gross profit decreased approximately $1.3 million to $28.0 million, or 31.5% of sales, in the three months ended March 31, 2019, as compared to $29.2 million, or 33.1% of sales, in the three months ended March 31, 2018. Gross profit declined by approximately $0.9 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. In addition, we experienced a less favorable product sales mix, with our health, beauty and home care end market products comprising a larger percentage of net sales, as well as competitive pricing.

Packaging's selling, general and administrative expenses increased approximately $0.7 million to $10.3 million, or 11.6% of sales, in the three months ended March 31, 2019, as compared to $9.7 million, or 10.9% of sales, in the three months ended March 31, 2018, primarily due to non-cash purchase accounting-related expenses of approximately $0.8 million related to the write-off of the trade name acquired in the Plastic Srl acquisition that will not be used.
Packaging's operating profit decreased approximately $1.9 million to $17.6 million, or 19.9% of sales, in the three months ended March 31, 2019, as compared to $19.6 million, or 22.2% of sales, in the three months ended March 31, 2018, as the impact of foreign currency exchange, a less favorable product sales mix, competitive pricing and costs associated with our acquisition of Plastic Srl more than offset the impact of higher sales levels.
Aerospace.    Net sales for the three months ended March 31, 2019 increased approximately $0.5 million, or 1.4%, to $38.3 million, as compared to $37.8 million in the three months ended March 31, 2018, due to steady demand levels for fastener products.
Gross profit within Aerospace increased approximately $1.1 million to $11.2 million, or 29.2% of sales, in the three months ended March 31, 2019, from $10.1 million, or 26.6% of sales, in the three months ended March 31, 2018, primarily due to improved production efficiencies and a more favorable product sales mix.
Selling, general and administrative expenses remained relatively flat at approximately $5.5 million, or 14.2% of sales, in the three months ended March 31, 2019, as compared to $5.5 million, or 14.5% of sales, in the three months ended March 31, 2018, as lower ongoing selling expenses were offset by approximately $0.4 million of professional fees incurred in the first quarter of 2019 to analyze our standard fastener product line and recommend opportunities to improve.
Operating profit within Aerospace increased approximately $1.2 million to $5.7 million, or 15.0% of sales, in the three months ended March 31, 2019, as compared to $4.6 million, or 12.1% of sales in the three months ended March 31, 2018, primarily due to improved production efficiencies and a more favorable product sales mix.
Specialty Products.    Net sales for the three months ended March 31, 2019 increased approximately $3.0 million, or 3.3%, to $94.1 million, as compared to $91.1 million in the three months ended March 31, 2018. Sales of our industrial products increased by approximately $2.0 million due to increased demand for large high pressure steel and specialty steel cylinders. Sales of our oil and gas related products increased by approximately $2.0 million, primarily as a result of increased demand in North America. These increases were partially offset by an approximate $0.8 million decrease in sales of our machined components products, and net unfavorable currency exchange of approximately $0.2 million, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Specialty Products decreased approximately $0.4 million to $20.7 million, or 21.9% of sales, in the three months ended March 31, 2019, as compared to $21.1 million, or 23.1% of sales, in the three months ended March 31, 2018. Increases in gross profit due to increased sales levels were more than offset by higher first quarter 2019 input costs for industrial cylinder and machined components products.
Selling, general and administrative expenses within Specialty Products decreased approximately $1.1 million to $9.8 million, or 10.4% of sales, in the three months ended March 31, 2019, as compared to $10.9 million, or 12.0% of sales, in the three months ended March 31, 2018, primarily due to our continued leverage of a lower cost footprint.
Operating profit within Specialty Products increased approximately $0.8 million to $10.9 million, or 11.5% of sales, in the three months ended March 31, 2019, as compared to $10.1 million, or 11.1% of sales, in the three months ended March 31, 2018, as increases in operating profit as a result of higher sales levels and lower selling, general and administrative expenses were partially offset by the impact of higher input costs.
Corporate.    Corporate (income) expenses, net consists of the following (dollars in millions):

	Three months ended March 31,
	2019	2018
Corporate operating expenses	$5.9	$5.3
Non-cash stock compensation	1.3	1.2
Legacy (income) expenses, net	1.2	(7.4)
Corporate (income) expenses, net	$8.4	$(0.9)

Corporate (income) expenses, net increased approximately $9.3 million to $8.4 million for the three months ended March 31, 2019, from $0.9 million of income for the three months ended March 31, 2018. Legacy (income) expenses, net, increased approximately $8.6 million, primarily due to the termination of the liability to Metaldyne in the three months ended March 31, 2018, resulting in an approximate $8.2 million non-cash reduction in legacy (income) expenses, net. Corporate operating expenses increased approximately $0.6 million, primarily due to professional fees related to corporate development activities.
Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were approximately $8.1 million for the three months ended March 31, 2019, as compared to approximately $16.2 million for the three months ended March 31, 2018. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:

•
For the three months ended March 31, 2019, the Company generated approximately $34.4 million of cash, based on the reported net income of approximately $19.1 million and after considering the effects of non-cash items related to depreciation, amortization, loss on dispositions of assets, changes in deferred income taxes, stock-based compensation and other operating activities. For the three months ended March 31, 2018, the Company generated approximately $43.1 million in cash flows based on the reported net income of approximately $24.3 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $11.5 million and $16.2 million for the three months ended March 31, 2019 and 2018, respectively. The increased use of cash for each of the three month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables increased by approximately three days.

•
We increased our investment in inventory by approximately $4.8 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively, primarily as a result of operating at higher production levels to support sales growth.

•
Increases in prepaid expenses and other assets resulted in a use of cash of approximately $0.1 million for the three months ended March 31, 2019. Decreases in prepaid expenses and other assets resulted in a source of cash of $5.3 million for the three months ended March 31, 2018, primarily a result of the timing of payments made for income taxes and certain operating expenses.

•
Decreases in accounts payable and accrued liabilities resulted in a use of cash of approximately $10.0 million and $15.1 million for the three months ended March 31, 2019 and 2018, respectively, primarily as a result of timing of payments made to suppliers and the mix of vendors and related terms. The decrease in accounts payable and accrued liabilities for the three months ended March 31, 2018 was further impacted by an approximate $8.2 million non-cash reduction in an obligation.

Net cash used for investing activities for the three months ended March 31, 2019 and 2018 was approximately $28.9 million and $2.9 million, respectively. During the first three months of 2019, we paid approximately $22.3 million, net of cash acquired, to acquire Plastic Srl. We also incurred approximately $6.6 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects. During the first three months of 2018, we incurred approximately $3.2 million in capital expenditures and received cash from the disposition of property and equipment of approximately $0.3 million.
Net cash used for financing activities for the three months ended March 31, 2019 and 2018 was approximately $2.9 million and $4.2 million, respectively. During the first three months of 2019, we had net borrowings of approximately $0.4 million on our revolving credit facilities. We also purchased approximately $0.7 million of outstanding common stock and used a net cash amount of approximately $2.6 million related to our stock compensation arrangements. During the first three months of 2018, we made net repayments of approximately $1.9 million on our revolving credit facilities. We also used a net cash amount of approximately $2.3 million related to our stock compensation arrangements.

Our Debt and Other Commitments
The $300.0 million aggregate principal amount of Senior Notes accrue interest at a rate of 4.875% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2018. The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis by certain named subsidiaries of the Company (each a "Guarantor" and collectively the "Guarantors"). The Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. For the three months ended March 31, 2019, our consolidated subsidiaries that do not guarantee the Senior Notes represented approximately 13% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented approximately 29% and 11% of the total guarantor and non-guarantor assets and liabilities, respectively, as of March 31, 2019, treating the guarantor and non-guarantor subsidiaries each as a consolidated group and excluding intercompany transactions between such groups.
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
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of March 31, 2019. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 1.38 to 1.00 at March 31, 2019. Our permitted senior secured net leverage ratio under the Credit Agreement is 3.50 to 1.00 as of March 31, 2019. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted senior secured net leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual senior secured net leverage ratio was not meaningful at March 31, 2019. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of March 31, 2019. Our actual interest expense coverage ratio was 14.48 to 1.00 at March 31, 2019. At March 31, 2019, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended March 31, 2019 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended March 31, 2019
Net income	$78,070
Bank stipulated adjustments:
Interest expense	13,650
Income tax expense	18,760
Depreciation and amortization	43,940
Non-cash compensation expense(1)	7,270
Other non-cash expenses or losses	3,440
Non-recurring expenses or costs(2)	3,570
Extraordinary, non-recurring or unusual gains or losses	2,500
Business and asset dispositions	250
Permitted acquisitions	2,340
Casualty or business interruption expenses covered and reimbursed by insurance	460
Consolidated Bank EBITDA, as defined	$174,250

	March 31, 2019
Total Indebtedness, as defined(3)	$240,140
Consolidated Bank EBITDA, as defined	174,250
Total net leverage ratio	1.38	x
Covenant requirement	4.00	x

	March 31, 2019
Total Senior Secured Indebtedness(4)	$(63,810)
Consolidated Bank EBITDA, as defined	174,250
Senior secured net leverage ratio	n/m	x
Covenant requirement	3.50	x

Twelve Months Ended March 31, 2019
Interest expense	$13,650
Bank stipulated adjustments:
Interest income	(520)
Non-cash amounts attributable to amortization of financing costs	(1,100)
Total Consolidated Cash Interest Expense, as defined	$12,030

	March 31, 2019
Consolidated Bank EBITDA, as defined	$174,250
Total Consolidated Cash Interest Expense, as defined	12,030
Actual interest expense coverage ratio	14.48	x
Covenant requirement	3.00	x
_____________________________

(1)	Non-cash compensation expenses resulting from the grant of equity awards.

(2)	Non-recurring costs and expenses relating to diligence and transaction costs, purchase accounting costs, severance, relocation, restructuring and curtailment expenses.

(3)	Includes $4.0 million of acquisition deferred purchase price.

(4)	Senior secured indebtedness is negative at March 31, 2019 due to the deduction of certain unrestricted cash and unrestricted permitted investments as allowed under the Credit Agreement.
During the three months ended March 31, 2018, we terminated our $75.0 million accounts receivable facility, under which we had the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company.
At March 31, 2019 and December 31, 2018, we had no amounts outstanding under our revolving credit facility and had approximately $284.9 million potentially available after giving effect to approximately $15.1 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of leverage restrictions contained in the Credit Agreement, as of March 31, 2019 and December 31, 2018, we had approximately $284.9 million, of borrowing capacity available for general corporate purposes.
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
Our weighted average borrowings during the first three months of 2019 approximated $320.7 million, compared to approximately $338.7 million during the first three months of 2018. The overall decrease is primarily due to repayments using cash flows from operations.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. The majority of our cash on hand as of March 31, 2019 is recorded as a Corporate asset and is located within the United States. We have aggregate available funding under our revolving credit facility of $284.9 million at March 31, 2019 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future.
We are subject to variable interest rates on our revolving credit facility. At March 31, 2019, 1-Month LIBOR approximated 2.49%. At March 31, 2019, we had no amounts outstanding on our revolving credit facility and therefore no variable rate-based borrowings outstanding.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases, and annual rent expense for continuing operations related thereto approximated $12.3 million in 2018. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
In February 2019, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $75 million in the aggregate.  The previous authorization, approved in November 2015, authorized up to $50 million in share repurchases.  In the three months ended March 31, 2019 we purchased 24,900 shares of our outstanding common stock for an aggregate purchase price of approximately $0.7 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions and other factors.

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
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On June 7, 2018, Moody's upgraded our Senior Notes rating to Ba3 from B1, as presented in Note 8, "Long-term Debt" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also upgraded our Corporate Family Rating to Ba2 from Ba3 and maintained its outlook as stable. On January 30, 2019, Standard & Poor's affirmed a BB- rating to our senior unsecured debt, affirmed a BB corporate credit rating and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
Our first quarter 2019 results continued our recent positive momentum, as we further improve our operating efficacy under the TriMas Business Model, which provides the standardized set of processes that we follow to drive results across our multi-industry set of businesses. We experienced year-over-year increases in sales in each of our three reportable segments, achieving anticipated first quarter 2019 profit levels in addition to a lower effective tax rate.
We expect to maintain our positive momentum throughout 2019, and believe we are well positioned to capitalize on growth opportunities, as well as have instilled a culture of Kaizen and continuous improvement to generate additional production efficiencies, cost savings and leverage available market opportunities. We remain cautiously optimistic about our growth and earnings expansion prospects for 2019, and we are not counting on significant end market improvement, particularly given economic uncertainty around direct and indirect impacts of foreign trade policies. We will continue our efforts to mitigate the impact of external factors, while focusing on those areas we can control.
We will continue to prioritize and pursue growth programs, particularly in our Packaging and Aerospace reportable segments, where we have many initiatives underway that we expect will benefit us in 2019. We will also continue to ensure our cost structures remain aligned with customer demand in the end markets we serve, most notably in our Specialty Products reportable segment. We expect to leverage the tenets of the TriMas Business Model to achieve our growth plans, execute continuous improvement initiatives to offset inflationary pressures, and seek lower-cost sources for input costs, all while continuously assessing our manufacturing footprint, productivity and fixed-cost structure.
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
During the quarter ended March 31, 2019, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2018.

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
Evaluation of disclosure controls and procedures
As of March 31, 2019, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 11, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2018 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1, 2019 to January 31, 2019	24,900	$26.95	24,900	$37,179,972
February 1, 2019 to February 28, 2019	—	$—	—	$62,179,972
March 1, 2019 to March 31, 2019	—	$—	—	$62,179,972
Total	24,900	$28.96	24,900	$62,179,972
__________________________

(1)
Pursuant to a publicly announced share repurchase program, during the three months ended March 31, 2019, the Company repurchased 24,900 shares of its common stock at a cost of approximately $0.7 million. In February 2019, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $75 million in aggregate from its previous authorization of $50 million. The share repurchase program is effective and has no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits
Exhibits Index:

3.1 (a)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2 (b)	Third Amended and Restated By-laws of TriMas Corporation.
10.1 (c)	Executive Severance / Change of Control Policy*
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 001-10716).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on December 18, 2015 (File No. 001-10716).
(c)	Incorporated by reference to the Exhibit filed with our Current Report on Form 8-K filed on March 7, 2019 (File No. 001-10716).

*Management contracts and compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ ROBERT J. ZALUPSKI

Date:	April 30, 2019	By:	Robert J. Zalupski Chief Financial Officer