Form 10-Q
period 2019-06-30
TRIMAS CORP
filed 2019-07-30
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	June 30, 2019
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to .
Commission file number 001-10716
TRIMAS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-2687639
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
38505 Woodward Avenue, Suite 200
Bloomfield Hills, Michigan 48304
(Address of principal executive offices, including zip code)
(248) 631-5450
(Registrant's telephone number, including area code)

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common stock	TRS	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 23, 2019, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,243,642 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	June 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$40,280	$108,150
Receivables, net of reserves of approximately $3.7 million and $3.4 million as of June 30, 2019 and December 31, 2018, respectively	150,410	123,110
Inventories	180,500	173,120
Prepaid expenses and other current assets	7,020	7,430
Total current assets	378,210	411,810
Property and equipment, net	225,630	187,800
Operating lease right-of-use assets	39,260	—
Goodwill	334,780	316,650
Other intangibles, net	176,910	174,530
Deferred income taxes	610	1,080
Other assets	16,380	8,650
Total assets	$1,171,780	$1,100,520
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$60	$—
Accounts payable	85,570	93,430
Accrued liabilities	41,690	48,300
Operating lease liabilities, current portion	8,610	—
Total current liabilities	135,930	141,730
Long-term debt, net	294,120	293,560
Operating lease liabilities	31,040	—
Deferred income taxes	18,780	5,560
Other long-term liabilities	44,550	39,220
Total liabilities	524,420	480,070
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 45,243,419 shares at June 30, 2019 and 45,527,993 shares at December 31, 2018	450	460
Paid-in capital	800,900	816,500
Accumulated deficit	(137,360)	(179,660)
Accumulated other comprehensive loss	(16,630)	(16,850)
Total shareholders' equity	647,360	620,450
Total liabilities and shareholders' equity	$1,171,780	$1,100,520

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net sales	$239,370	$224,910	$460,660	$442,010
Cost of sales	(174,020)	(160,130)	(335,490)	(316,850)
Gross profit	65,350	64,780	125,170	125,160
Selling, general and administrative expenses	(34,240)	(33,260)	(68,210)	(58,430)
Operating profit	31,110	31,520	56,960	66,730
Other expense, net:
Interest expense	(3,490)	(3,480)	(6,930)	(7,180)
Other income (expense), net	1,350	(2,180)	670	(2,740)
Other expense, net	(2,140)	(5,660)	(6,260)	(9,920)
Income before income tax expense	28,970	25,860	50,700	56,810
Income tax expense	(6,950)	(6,260)	(9,590)	(12,890)
Net income	$22,020	$19,600	$41,110	$43,920
Basic earnings per share:
Net income per share	$0.48	$0.43	$0.90	$0.96
Weighted average common shares—basic	45,592,075	45,920,307	45,585,445	45,850,137
Diluted earnings per share:
Net income per share	$0.48	$0.42	$0.90	$0.95
Weighted average common shares—diluted	45,828,315	46,200,757	45,910,249	46,215,047

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$22,020	$19,600	$41,110	$43,920
Other comprehensive income (loss):
Defined benefit plans (Note 16)	100	2,650	200	2,850
Foreign currency translation	(900)	(6,450)	(200)	(4,090)
Derivative instruments (Note 10)	(730)	5,710	1,490	1,670
Total other comprehensive income (loss)	(1,530)	1,910	1,490	430
Total comprehensive income	$20,490	$21,510	$42,600	$44,350

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Six months ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$41,110	$43,920
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Loss on dispositions of assets	40	70
Depreciation	13,070	12,870
Amortization of intangible assets	9,970	9,740
Amortization of debt issue costs	560	740
Deferred income taxes	4,230	6,340
Non-cash compensation expense	3,040	2,620
Increase in receivables	(12,370)	(20,380)
Increase in inventories	(1,130)	(5,880)
Decrease in prepaid expenses and other assets	1,140	8,970
Decrease in accounts payable and accrued liabilities	(29,070)	(7,530)
Other operating activities	(1,310)	140
Net cash provided by operating activities, net of acquisition impact	29,280	51,620
Cash Flows from Investing Activities:
Capital expenditures	(12,310)	(11,320)
Acquisition of businesses, net of cash acquired	(67,030)	—
Net proceeds from disposition of property and equipment	30	250
Net cash used for investing activities	(79,310)	(11,070)
Cash Flows from Financing Activities:
Proceeds from borrowings on revolving credit facilities	93,220	59,060
Repayments of borrowings on revolving credit facilities	(92,410)	(68,490)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(3,230)	(2,380)
Payments to purchase common stock	(15,420)	(2,920)
Net cash used for financing activities	(17,840)	(14,730)
Cash and Cash Equivalents:
Increase (decrease) for the period	(67,870)	25,820
At beginning of period	108,150	27,580
At end of period	$40,280	$53,400
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,190	$7,630
Cash paid for taxes	$11,970	$3,210

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Three and Six Months Ended June 30, 2019 and 2018
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2018	$460	$816,500	$(179,660)	$(16,850)	$620,450
Net income	—	—	19,090	—	19,090
Other comprehensive income	—	—	—	3,020	3,020
Purchase of common stock	—	(670)	—	—	(670)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,620)	—	—	(2,620)
Non-cash compensation expense	—	1,320	—	—	1,320
Impact of accounting standards adoption (Note 2)	—	—	1,190	(1,270)	(80)
Balances, March 31, 2019	$460	$814,530	$(159,380)	$(15,100)	$640,510
Net income	—	—	22,020	—	22,020
Other comprehensive loss	—	—	—	(1,530)	(1,530)
Purchase of common stock	(10)	(14,740)	—	—	(14,750)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(610)	—	—	(610)
Non-cash compensation expense	—	1,720	—	—	1,720
Balances, June 30, 2019	$450	$800,900	$(137,360)	$(16,630)	$647,360

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2017	$460	$823,850	$(262,960)	$(17,330)	$544,020
Net income	—	—	24,320	—	24,320
Other comprehensive loss	—	—	—	(1,480)	(1,480)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,300)	—	—	(2,300)
Non-cash compensation expense	—	1,220	—	—	1,220
Balances, March 31, 2018	$460	$822,770	$(238,640)	$(18,810)	$565,780
Net income	—	—	19,600	—	19,600
Other comprehensive income	—	—	—	1,910	1,910
Purchase of common stock	—	(2,920)	—	—	(2,920)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(80)	—	—	(80)
Non-cash compensation expense	—	1,400	—	—	1,400
Balances, June 30, 2018	$460	$821,170	$(219,040)	$(16,900)	$585,690

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
In the first quarter of 2019, TriMas began reporting its machined components operations, located in Stanton, California and Tolleson, Arizona, in its Specialty Products reportable segment. This change was made in connection with the transition of leadership responsibilities out of Aerospace to Specialty Products, allowing the Company to better leverage the machining competencies and resources of these operations with the other businesses within the Specialty Products reportable segment, as well as provide the Company with the opportunity to expand sales of these products to customers outside of the aerospace market. In addition, this change enables the Company's Aerospace reportable segment to better focus on driving growth and innovation in its aerospace fastener and related product lines. See Note 13, "Segment Information," for further information on each of the Company's reportable segments.
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
Recently Adopted Accounting Pronouncements
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which provides for the option to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Reform Act") classified within accumulated other comprehensive income (loss) ("AOCI") to retained earnings. The Company adopted ASU 2018-02 on January 1, 2019, and elected to reclassify approximately $1.3 million in stranded tax effects from accumulated other comprehensive loss to accumulated deficit on the accompanying consolidated balance sheet. The Company's accounting policy is to release the income tax effects from AOCI when a defined benefit plan or a derivative instrument is liquidated and/or settled.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (“ASU 2016-02”) (the “New Lease Standard"), which requires lessees to recognize a lease liability and right-of-use (ROU) asset on its balance sheet for operating leases. Accounting for finance leases is substantially unchanged. The Company adopted the New Lease Standard on January 1, 2019 using a modified retrospective transition, with the cumulative-effect adjustment to the opening balance of accumulated deficit as of the effective date (the effective date method).

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
3. Revenue
The following table presents the Company’s disaggregated net sales by primary end market served (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
Customer End Markets	2019	2018	2019	2018
Consumer	$81,300	$71,990	$148,790	$136,720
Aerospace	49,510	45,620	95,090	91,430
Industrial	54,880	55,970	109,110	110,320
Oil and gas	53,680	51,330	107,670	103,540
Total net sales	$239,370	$224,910	$460,660	$442,010

The Company’s Packaging reportable segment earns revenues from the consumer (comprised of the health, beauty and home care, as well as food and beverage markets) and industrial end markets. The Aerospace reportable segment earns revenues from the aerospace end market. The Specialty Products reportable segment earns revenues from the industrial, oil and gas and aerospace end markets.
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
Reynosa, Mexico facility
In 2017, the Company ceased production at its Reynosa, Mexico facility within the Specialty Products reportable segment, and recorded a charge within cost of sales for estimated future unrecoverable lease obligations. During the second quarter of 2018, following entry into a sublease agreement for the facility, the Company re-evaluated its estimate of unrecoverable future obligations, and reduced its estimate by approximately $1.1 million.
5. Acquisitions
In April 2019, the Company acquired Taplast S.p.A. ("Taplast"), a designer and manufacturer of dispensers, closures and containers for the beauty and personal care, household, and food and beverage packaging end markets, for an aggregate amount of approximately $44.6 million, net of cash acquired. Located in both Italy and Slovakia, Taplast serves end markets in Europe and North America and generates approximately $32 million in annual revenue. Taplast is included in the Company's Packaging reportable segment.
In January 2019, the Company acquired Plastic Srl, a manufacturer of single-bodied and assembled polymeric caps and closures for use in home care product applications, for an aggregate amount of approximately $22.4 million, net of cash acquired. Located in Forli, Italy, Plastic Srl serves the home care market in Italy and other European countries and generates approximately $12 million in annual revenue. Plastic Srl is included in the Company's Packaging reportable segment.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In connection with these acquisitions, the Company recorded approximately $0.2 million and $1.2 million of non-cash purchase accounting-related expenses during the three and six months ended June 30, 2019, respectively. Of these amounts, approximately $0.9 million was recognized during the six months ended June 30, 2019, within selling, general and administrative expenses, primarily related to the write-off of the Plastic Srl trade name acquired that will not be used. In addition, approximately $0.2 million and $0.3 million was recognized during the three and six months ended June 30, 2019, respectively, within cost of sales related to the step-up in value and subsequent sale of inventory.
6. Goodwill and Other Intangible Assets
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
After the reallocation of goodwill, the Company performed a Step I quantitative assessment for both the Machined Products and the new Aerospace reporting units. As part of this assessment, the Company determined that the fair value of the Aerospace reporting unit exceeded its carrying value by more than 34% and the fair value of the Machined Products reporting unit exceeded its carrying value by more than 13%.
Changes in the carrying amount of goodwill for the six months ended June 30, 2019 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2018	$163,660	$146,430	$6,560	$316,650
Goodwill from acquisitions	18,340	—	—	18,340
Goodwill reassigned in segment realignment	—	(12,740)	12,740	—
Foreign currency translation and other	(210)	—	—	(210)
Balance, June 30, 2019	$181,790	$133,690	$19,300	$334,780

The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of June 30, 2019		As of December 31, 2018
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$81,200	$(52,550)	$73,450	$(48,410)
Customer relationships, 15 – 25 years	132,230	(62,250)	132,230	(58,790)
Total customer relationships	213,430	(114,800)	205,680	(107,200)
Technology and other, 1 – 15 years	57,040	(33,000)	57,020	(31,600)
Technology and other, 17 – 30 years	43,300	(36,610)	43,300	(35,600)
Total technology and other	100,340	(69,610)	100,320	(67,200)
Indefinite-lived intangible assets:
Trademark/Trade names	47,550	—	42,930	—
Total other intangible assets	$361,320	$(184,410)	$348,930	$(174,400)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Technology and other, included in cost of sales	$1,210	$1,210	$2,410	$2,450
Customer relationships, included in selling, general and administrative expenses	3,830	3,620	7,560	7,290
Total amortization expense	$5,040	$4,830	$9,970	$9,740

7. Inventories
Inventories consist of the following components (dollars in thousands):

	June 30, 2019	December 31, 2018
Finished goods	$90,960	$91,780
Work in process	30,210	29,080
Raw materials	59,330	52,260
Total inventories	$180,500	$173,120

8. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	June 30, 2019	December 31, 2018
Land and land improvements	$19,210	$15,580
Buildings	88,350	74,110
Machinery and equipment	344,950	318,860
	452,510	408,550
Less: Accumulated depreciation	226,880	220,750
Property and equipment, net	$225,630	$187,800

Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Depreciation expense, included in cost of sales	$6,470	$6,030	$12,360	$11,840
Depreciation expense, included in selling, general and administrative expenses	370	510	710	1,030
Total depreciation expense	$6,840	$6,540	$13,070	$12,870

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	June 30, 2019	December 31, 2018
4.875% Senior Notes due October 2025	$300,000	$300,000
Other debt	60	—
Debt issuance costs	(5,880)	(6,440)
	294,180	293,560
Less: Current maturities, long-term debt	60	—
Long-term debt, net	$294,120	$293,560

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. At June 30, 2019, the Company had no amounts outstanding under its revolving credit facility and had approximately $285.2 million potentially available after giving effect to approximately $14.8 million of letters of credit issued and outstanding. At December 31, 2018, the Company had no amounts outstanding under its revolving credit facility and had approximately $284.9 million potentially available after giving effect to approximately $15.1 million of letters of credit issued and outstanding. After consideration of leverage restrictions contained in the Credit Agreement, the Company had approximately $285.2 million and $284.9 million of borrowing capacity available for general corporate purposes at June 30, 2019 and December 31, 2018, respectively.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At June 30, 2019, the Company was in compliance with its financial covenants contained in the Credit Agreement.
Fair Value of Debt
The valuations of the Senior Notes and other debt were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$300,000	$303,000	$300,000	$282,750
Other debt	60	60	—	—

10. Derivative Instruments
Derivatives Designated as Hedging Instruments
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
In October 2018, immediately prior to entering into these cross-currency swap agreements, the Company terminated its existing cross-currency swap agreements, de-designating the swaps as net investment hedges and receiving approximately $1.1 million of cash. The cross-currency swap agreements were entered into in October 2017 and hedged the Company's net investment in Euro-denominated assets against future volatility in the exchange rate between the U.S. dollar and the Euro. The agreements had a five year tenor at notional amounts declining from $150.0 million to $75.0 million over the contract period. Under the terms of the swap agreements, the Company was to receive net interest payments at a fixed rate of approximately 2.1% of the notional amount.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of June 30, 2019 and December 31, 2018, the fair value carrying amount of the Company's derivative instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	June 30, 2019	December 31, 2018
Net Investment Hedges
Cross-currency swaps	Other assets	$2,100	$130

The following table summarizes the income recognized in AOCI on derivative contracts designated as hedging instruments as of June 30, 2019 and December 31, 2018, and the amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
				Three months ended March 31,		Six months ended June 30,
	As of June 30, 2019	As of December 31, 2018	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	2019	2018	2019	2018
Net Investment Hedges
Cross-currency swaps	$2,420	$940	Other income (expense), net	$—	$—	$—	$—

Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.
Derivatives Not Designated as Hedging Instruments
As of June 30, 2019, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of approximately $96.2 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, British pound and the Chinese yuan, and have various settlement dates through March 2020. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of income.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of income (dollars in thousands):

		Amount of Income Recognized in Earnings on Derivatives
		Three months ended March 31,		Six months ended June 30,
	Location of Income Recognized in Earnings on Derivatives	2019	2018	2019	2018
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$220	$—	$220	$—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Cross-currency swaps	Recurring	$2,100	$—	$2,100	$—
Foreign exchange contracts	Recurring	$220	$—	$220	$—
December 31, 2018
Cross-currency swaps	Recurring	$130	$—	$130	$—

11. Leases
The Company leases certain equipment and facilities under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; expense related to these leases is recognized on a straight-line basis over the lease term.
The components of lease expense are as follows (dollars in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$2,650	$5,120
Short-term, variable and other lease costs	590	1,190
Total lease cost	$3,240	$6,310

Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)
2019 (excluding the six months ended June 30, 2019)	$5,270
2020	9,900
2021	8,280
2022	5,630
2023	4,470
Thereafter	12,530
Total lease payments	46,080
Less: Imputed interest	(6,430)
Present value of lease liabilities	$39,650
__________________________

(a)
The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The weighted-average remaining lease term of the Company's operating leases as of June 30, 2019 is approximately 6.1 years. The weighted-average discount rate as of June 30, 2019 is approximately 5.0%.
Cash paid for amounts included in the measurement of operating lease liabilities during the six months ended June 30, 2019 was approximately $5.1 million, and is included in cash flows provided by operating activities in the consolidated statement of cash flows.
Right-of-use assets obtained in exchange for lease liabilities during the six months ended June 30, 2019 was approximately $1.9 million.
12. Commitments and Contingencies
Asbestos
As of June 30, 2019, the Company was a party to 366 pending cases involving an aggregate of 4,806 claims primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of its subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, excluding amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Six Months Ended June 30, 2019	4,820	70	75	9	4,806	$34,856	$1,184,000
Fiscal Year Ended December 31, 2018	5,256	171	564	43	4,820	$7,191	$2,260,000

In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,806 claims pending at June 30, 2019, 61 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At June 30, 2019, of the 61 claims that set forth specific amounts, there were no claims seeking specific amounts for punitive damages. Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	11	50

In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 25 years ago, have been approximately $9.2 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. The Company's primary insurance exhausted in November 2018, and the Company will be solely responsible for defense costs and indemnity payments prior to the commencement of coverage under this agreement, the duration of which would be subject to the scope of damage awards and settlements paid.
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
(unaudited)

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
Segment activity is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net Sales
Packaging	$103,990	$95,090	$192,830	$183,290
Aerospace	42,240	39,100	80,570	76,890
Specialty Products	93,140	90,720	187,260	181,830
Total	$239,370	$224,910	$460,660	$442,010
Operating Profit (Loss)
Packaging	$22,640	$22,810	$40,280	$42,390
Aerospace	7,010	6,450	12,750	11,040
Specialty Products	10,170	10,100	21,030	20,240
Corporate(a)	(8,710)	(7,840)	(17,100)	(6,940)
Total	$31,110	$31,520	$56,960	$66,730

__________________________

(a)
During the first quarter of 2018, the Company removed an obligation from its balance sheet, resulting in an approximate $8.2 million non-cash reduction in selling, general and administrative expenses. See Note 12, "Commitments and Contingencies," for further details.

14. Equity Awards
Stock Options
The Company did not grant any stock option awards during the six months ended June 30, 2019. Information related to stock options at June 30, 2019 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	206,854	$13.19
Granted	—	—
Exercised	(56,854)	0.86
Cancelled	—	—
Expired	—	—
Outstanding at June 30, 2019	150,000	$17.87	7.1	$1,965,000

As of June 30, 2019, 100,000 stock options outstanding were exercisable under the Company's long-term equity incentive plans. As of June 30, 2019, there was approximately $0.1 million of unrecognized compensation cost related to stock options that is expected to be recorded during the third quarter of 2019.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company recognized approximately $0.1 million of stock-based compensation expense related to stock options during each of the three month periods ended June 30, 2019 and 2018, respectively, and approximately $0.1 million and $0.2 million of stock-based compensation expense during the six months ended June 30, 2019 and 2018, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the six months ended June 30, 2019:

•	granted 129,929 RSUs to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company; and

•
granted 25,872 RSUs to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date.

In addition, the Company issued 2,711 RSUs related to director fee deferrals during the six months ended June 30, 2019. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
During 2019, the Company awarded 95,882 performance-based RSUs to certain Company key employees which vest three years from the grant date as long as the employee remains with the Company. These awards are earned 50% based upon the Company's achievement of earnings per share compound annual growth rate ("EPS CAGR") metrics over a period beginning January 1, 2019 and ending December 31, 2021. The remaining 50% of the grants are earned based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group and measured over the performance period. TSR is calculated as the Company's average closing stock price for the 20-trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20-trading days prior to the start of the performance period. The Company estimates the grant-date fair value subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk-free rate of 2.29% and annualized volatility of 26.7%. Depending on the performance achieved for these two metrics, the amount of shares earned, if any, can vary for each metric from 0% of the target award to a maximum of 200% of the target award.
During 2016, the Company awarded performance-based RSUs to certain Company key employees which were earned based upon the Company's TSR relative to the TSR of the common stock of a pre-defined industry peer-group and measured over a period beginning January 1, 2016 and ending on December 31, 2018. Depending on the performance achieved, the amount of shares earned could vary from 0% of the target award to a maximum of 200% of the target award. The Company attained 139.0% of the target on a weighted average basis, resulting in an increase of 38,315 shares during the six months ended June 30, 2019.
Information related to RSUs at June 30, 2019 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	663,128	$26.67
Granted	292,709	31.17
Vested	(290,164)	22.30
Cancelled	(3,420)	26.32
Outstanding at June 30, 2019	662,253	$30.57	1.4	$20,509,975

As of June 30, 2019, there was approximately $12.3 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 2.3 years.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company recognized stock-based compensation expense related to RSUs of approximately $1.7 million and $1.3 million during the three months ended June 30, 2019 and 2018, respectively and approximately $3.0 million and $2.5 million during the six months ended June 30, 2019 and 2018, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
15. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and RSUs. The following table summarizes the dilutive effect of RSUs and options to purchase common stock for the six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Weighted average common shares—basic	45,592,075	45,920,307	45,585,445	45,850,137
Dilutive effect of restricted stock units	174,571	176,658	253,796	267,620
Dilutive effect of stock options	61,669	103,792	71,008	97,290
Weighted average common shares—diluted	45,828,315	46,200,757	45,910,249	46,215,047
In February 2019, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $75 million in the aggregate.  The previous authorization, approved in November 2015, authorized up to $50 million in share repurchases. In the three and six months ended June 30, 2019, the Company purchased 502,500 and 527,400 shares of its outstanding common stock for approximately $14.7 million and $15.4 million, respectively. During the the three and six months ended June 30, 2018, the Company purchased 100,947 shares of its outstanding common stock for approximately $2.9 million.
16. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost are as follows (dollars in thousands):

	Pension Plans
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Service costs	$260	$280	$520	$580
Interest costs	270	290	540	590
Expected return on plan assets	(350)	(420)	(700)	(850)
Settlement/curtailment loss	—	2,500	—	2,500
Amortization of net loss	150	240	290	490
Net periodic benefit cost	$330	$2,890	$650	$3,310

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company contributed approximately $0.5 million and $1.0 million to its defined benefit pension plans during the three and six months ended June 30, 2019, respectively. The Company expects to contribute approximately $1.9 million to its defined benefit pension plans for the full year 2019.
17. Other Comprehensive Income (Loss)
Changes in AOCI by component for the six months ended June 30, 2019 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2018	$(7,200)	$940	$(10,590)	$(16,850)
Net unrealized gains (losses) arising during the period (a)	—	1,490	(200)	1,290
Less: Net realized losses reclassified to net income (b)	(200)	—	—	(200)
Net current-period other comprehensive income (loss)	200	1,490	(200)	1,490
Reclassification of stranded tax effects	(1,260)	(10)	—	(1,270)
Balance, June 30, 2019	$(8,260)	$2,420	$(10,790)	$(16,630)

__________________________

(a)	Derivative instruments, net of income tax of approximately $0.5 million. See Note 10, "Derivative Instruments," for further details.

(b)	Defined benefit plans, net of income tax of approximately $0.1 million. See Note 16, "Defined Benefit Plans," for further details.
Changes in AOCI by component for the six months ended June 30, 2018 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2017	$(10,450)	$(3,170)	$(3,710)	$(17,330)
Net unrealized gains (losses) arising during the period (a)	—	1,670	(4,090)	(2,420)
Less: Net realized losses reclassified to net income (b)	(2,850)	—	—	(2,850)
Net current-period other comprehensive income (loss)	2,850	1,670	(4,090)	430
Balance, June 30, 2018	$(7,600)	$(1,500)	$(7,800)	$(16,900)
__________________________

(a)	Derivative instruments, net of income tax of approximately $0.5 million. See Note 10, "Derivative Instruments," for further details.

(b)	Defined benefit plans, net of income tax of approximately $0.8 million. See Note 16, "Defined Benefit Plans," for further details.

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
Key Factors Affecting Our Reported Results
Our businesses and results of operations depend upon general economic conditions. We serve customers in cyclical industries that are highly competitive and that may be significantly impacted by changes in economic conditions.
Our overall second quarter 2019 financial results were largely consistent with our expectations. We achieved sales increases in each of our reportable segments compared to second quarter 2018 as result of organic growth initiatives as well as incremental sales generated by the two businesses we acquired in 2019. Demand levels in our end markets have been generally stable, except for the upstream oil and gas end market, which softened in second quarter 2019 compared with second quarter 2018 due to reduced drilling investment activity as a result of lower active rig counts in the U.S. and Canada.
The most significant drivers of change in results of operations compared with second quarter 2018 were the impact of our two acquisitions in 2019 and a one-time charge of $2.5 million related to the settlement of defined benefit obligations in second quarter 2018 that did not repeat in 2019.
We acquired Plastic Srl and Taplast S.p.A. ("Taplast") in January 2019 and April 2019, respectively. Plastic Srl is a manufacturer of single-bodied and assembled polymeric caps and closures for use in home care product applications. Taplast is a designer and manufacturer of dispensers, closures and containers for the beauty and personal care, household, and food and beverage packaging end markets. These acquisitions contributed $9.6 million of sales during second quarter 2019 within our Packaging reportable segment, and provide opportunities for future growth, as well as additional manufacturing and engineering capacity, in the European market. The current profit margins of these acquired businesses are below those of our Packaging base product lines. While Plastic Srl and Taplast were accretive to second quarter 2019 operating profit dollars, their relative contribution at a lower margin reduced the overall Packaging reportable segment operating profit margin by more than 100 basis points. We expect, over time, to fully integrate these acquisitions utilizing the TriMas Business Model ("TBM"), gaining planned synergies and improving margins over time.
During the second quarter of 2018, we purchased an annuity contract to transfer certain retiree defined benefit obligations to an insurance company. The annuity contract was funded by plan assets. We recognized a one-time settlement charge of approximately $2.5 million, which is included in other income (expense), net in the accompanying consolidated statement of income.
One additional factor significantly impacting the year-to-date June 2019 versus year-to-date June 2018 results of operations relates to the first quarter 2018 termination of a legacy liability of approximately $8.2 million, which resulted in a non-cash reduction to corporate office selling, general and administrative expenses. Prior to 2002, we were wholly-owned by Metaldyne Corporation ("Metaldyne"). In connection with the reorganization between TriMas and Metaldyne in June 2002, we assumed certain liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax-related matters, benefit plan liabilities and reimbursements to Metaldyne of normal course payments to be made on TriMas' behalf. Metaldyne and its U.S. subsidiaries filed voluntary petitions in the United States Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code in 2009. In January 2018, the U.S. Bankruptcy Court entered a final decree to close all remaining cases and finalize the Metaldyne bankruptcy distribution trust, effectively terminating any potential obligation by TriMas to Metaldyne.

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
Our overall business does not experience significant seasonal fluctuation, other than our fourth quarter, which has tended to be the lowest net sales quarter of the year due to holiday shutdowns at certain customers or other customers deferring purchases to the following year. Given the short-cycle nature of most of our businesses, we do not consider sales order backlog to be a material factor. A growing amount of our sales is derived from international sources, which exposes us to certain risks, including currency risks.
We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for resins (such as polypropylene and polyethylene), steel, aluminum and other oil and metal-based purchased components. In mid 2018, material costs began to rise, increasing through the remainder of 2018, primarily as a direct and indirect result of foreign trade policy changes. These cost increases primarily related to oil and metal-based commodities. We took swift actions, and continue to take actions, to mitigate such cost increases, including implementing commercial pricing adjustments, resourcing to alternate suppliers and insourcing of previously sourced products to better leverage our global manufacturing footprint. As a result of these actions, as well as softening of certain underlying commodity costs, we have largely mitigated the impact such that material costs were not a significant driver of year-over-year profit change. Although we believe we are generally able to mitigate the impact of higher commodity costs, we may experience additional material costs and disruptions in supply in the future and may not be able to pass along higher costs to our customers in the form of price increases or otherwise mitigate the impacts to our operating results.
Certain of our businesses in our Specialty Products reportable segment are sensitive to the demand for natural gas and crude oil in North America. For example, demand for our Arrow Engine business' engine, pump jack and compressor products are impacted by active oil and gas rig counts and wellhead investment activities. In addition, a small portion of our Lamons business serves upstream customers at oil well sites that are impacted by fluctuating oil prices. The majority of the Lamons business provides sealing and fastening products to oil refineries and petrochemical plants, which may or may not decide to incur capital expenditures for their preventive maintenance or capacity expansion activities during times of fluctuating oil prices. Separately, oil-based commodity costs are a significant driver of raw materials and purchased components used within our Packaging reportable segment. Although we have escalator/de-escalator clauses in commercial contracts with certain of our customers, or can modify prices based on market conditions to recover higher costs, we cannot be assured of full cost recovery in the open market.
Each year, as a core tenet of the TBM, our businesses target cost savings from Kaizen and continuous improvement initiatives in an effort to reduce input and conversion costs and/or increase throughput and yield rates with a goal of at least covering inflationary and market cost increases. In addition, we continuously review our cost structures to ensure alignment with current market demand.
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In February 2019, we announced our Board of Directors had authorized the Company to increase the purchase of its common stock up to $75 million in the aggregate.  The previous authorization, approved in November 2015, authorized up to $50 million in share repurchases. In the three and six months ended June 30, 2019, we purchased 502,500 and 527,400 shares of our outstanding common stock, each of which represents more than 1% of our outstanding common shares as of December 31, 2018, for approximately $14.7 million and $15.4 million, respectively. During the three and six months ended June 30, 2018, we purchased 100,947 shares of our outstanding common stock for approximately $2.9 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three months ended June 30,
	2019	As a Percentage of Net Sales	2018	As a Percentage of Net Sales
Net Sales
Packaging	$103,990	43.4%	$95,090	42.3%
Aerospace	42,240	17.7%	39,100	17.4%
Specialty Products	93,140	38.9%	90,720	40.3%
Total	$239,370	100.0%	$224,910	100.0%
Gross Profit
Packaging	$32,740	31.5%	$31,630	33.3%
Aerospace	11,940	28.3%	11,420	29.2%
Specialty Products	20,670	22.2%	21,730	24.0%
Total	$65,350	27.3%	$64,780	28.8%
Selling, General and Administrative Expenses
Packaging	$10,100	9.7%	$8,820	9.3%
Aerospace	4,930	11.7%	4,960	12.7%
Specialty Products	10,500	11.3%	11,640	12.8%
Corporate	8,710	N/A	7,840	N/A
Total	$34,240	14.3%	$33,260	14.8%
Operating Profit (Loss)
Packaging	$22,640	21.8%	$22,810	24.0%
Aerospace	7,010	16.6%	6,450	16.5%
Specialty Products	10,170	10.9%	10,100	11.1%
Corporate	(8,710)	N/A	(7,840)	N/A
Total	$31,110	13.0%	$31,520	14.0%
Depreciation
Packaging	$3,800	3.7%	$3,340	3.5%
Aerospace	1,490	3.5%	1,490	3.8%
Specialty Products	1,480	1.6%	1,640	1.8%
Corporate	70	N/A	70	N/A
Total	$6,840	2.9%	$6,540	2.9%
Amortization
Packaging	$2,480	2.4%	$2,270	2.4%
Aerospace	2,000	4.7%	2,030	5.2%
Specialty Products	560	0.6%	530	0.6%
Corporate	—	N/A	—	N/A
Total	$5,040	2.1%	$4,830	2.1%

The following table summarizes financial information for our reportable segments for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six months ended June 30,
	2019	As a Percentage of Net Sales	2018	As a Percentage of Net Sales
Net Sales
Packaging	$192,830	41.9%	$183,290	41.5%
Aerospace	80,570	17.5%	76,890	17.4%
Specialty Products	187,260	40.6%	181,830	41.1%
Total	$460,660	100.0%	$442,010	100.0%
Gross Profit
Packaging	$60,710	31.5%	$60,860	33.2%
Aerospace	23,140	28.7%	21,480	27.9%
Specialty Products	41,320	22.1%	42,820	23.5%
Total	$125,170	27.2%	$125,160	28.3%
Selling, General and Administrative Expenses
Packaging	$20,430	10.6%	$18,470	10.1%
Aerospace	10,390	12.9%	10,440	13.6%
Specialty Products	20,290	10.8%	22,580	12.4%
Corporate	17,100	N/A	6,940	N/A
Total	$68,210	14.8%	$58,430	13.2%
Operating Profit (Loss)
Packaging	$40,280	20.9%	$42,390	23.1%
Aerospace	12,750	15.8%	11,040	14.4%
Specialty Products	21,030	11.2%	20,240	11.1%
Corporate	(17,100)	N/A	(6,940)	N/A
Total	$56,960	12.4%	$66,730	15.1%
Depreciation
Packaging	$7,060	3.7%	$6,560	3.6%
Aerospace	2,950	3.7%	2,950	3.8%
Specialty Products	2,920	1.6%	3,220	1.8%
Corporate	140	N/A	140	N/A
Total	$13,070	2.8%	$12,870	2.9%
Amortization
Packaging	$4,850	2.5%	$4,570	2.5%
Aerospace	4,010	5.0%	4,060	5.3%
Specialty Products	1,110	0.6%	1,110	0.6%
Corporate	—	N/A	—	N/A
Total	$9,970	2.2%	$9,740	2.2%
Results of Operations
The principal factors impacting us during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, were:

•
increased sales levels in all three reportable segments, primarily driven by growth in our health, beauty and home care end market within our Packaging reportable segment and increased throughput within our Aerospace reportable segment;

•	the impact of our Plastic Srl and Taplast acquisitions in 2019 within our Packaging reportable segment; and

•
the recognition of a one-time, non-cash settlement charge of approximately $2.5 million in second quarter 2018 related to our decision to purchase an annuity contract to transfer certain U.S. pension obligations to an insurance company.

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Overall, net sales increased approximately $14.5 million, or 6.4%, to $239.4 million for the three months ended June 30, 2019, as compared with $224.9 million in the three months ended June 30, 2018. The acquisitions of Taplast, in April 2019, and Plastic Srl, in January 2019, contributed approximately $9.6 million of sales in our Packaging reportable segment. Sales of our historical businesses increased by approximately $6.8 million, primarily driven by approximately $4.0 million higher sales within our Packaging reportable segment's health, beauty and home care products and $3.1 million higher sales within our Aerospace reportable segment. These increases were partially offset by approximately $2.0 million of net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 27.3% and 28.8% for the three months ended June 30, 2019 and 2018, respectively. Gross profit margin decreased, as the impact of higher sales levels was more than offset by a less favorable product sales mix, resulting from higher levels of growth in our lower gross margin reportable segments, as well as due to the recent acquisitions yielding lower gross profit margins. Gross profit margin further declined due to a $1.1 million reduction in expense in second quarter 2018 related to a change in our estimate of future unrecoverable lease obligations for our former Reynosa, Mexico facility that did not repeat in 2019, and as a result of unfavorable currency exchange.
Operating profit margin (operating profit as a percentage of sales) approximated 13.0% and 14.0% for the three months ended June 30, 2019 and 2018, respectively. Operating profit decreased approximately $0.4 million, or 1.3%, to $31.1 million for the three months ended June 30, 2019, from $31.5 million for the three months ended June 30, 2018. Operating profit and related margin declined as the impact of higher sales levels was more than offset by a less favorable product sales mix, increases in purchase accounting expenses and professional fees supporting corporate development activities, and as a result of unfavorable currency exchange.
Interest expense remained flat at approximately $3.5 million for the three months ended June 30, 2019 and 2018, as there was no significant change in our debt structure, and the majority of the borrowings are at a fixed rate.
Other income (expense), net decreased approximately $3.5 million, to $1.3 million of other income, net for the three months ended June 30, 2019, as compared to $2.2 million of other expense, net for the three months ended June 30, 2018, primarily due to a one-time charge of $2.5 million related to the settlement of defined benefit obligations in second quarter 2018 that did not repeat in second quarter 2019, and an increase in gains on transactions denominated in foreign currencies.
The effective income tax rate for the three months ended June 30, 2019 and 2018 was 24.0% and 24.2%, respectively. The decrease in the rate was primarily a result of generating fewer losses at certain foreign subsidiaries where no tax benefit could be recorded in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.
Net income increased approximately $2.4 million, to $22.0 million for the three months ended June 30, 2019, as compared to $19.6 million for the three months ended June 30, 2018. The increase in net income was the result of a decrease in other income (expense), net of approximately $3.5 million, partially offset by an increase in income tax expense of approximately $0.7 million and a decrease in operating profit of approximately $0.4 million.
See below for a discussion of operating results by segment.
Packaging. Net sales increased approximately $8.9 million, or 9.4%, to $104.0 million in the three months ended June 30, 2019, as compared to $95.1 million in the three months ended June 30, 2018. The acquisitions of Taplast, in April 2019, and Plastic Srl, in January 2019, contributed approximately $9.6 million of sales. Sales of our health, beauty and home care products increased approximately $4.0 million, primarily due to higher demand in North America and Europe. These increases were partially offset by a decrease in sales of our food and beverage products of approximately $2.8 million, primarily due to lower sales of pumps as well as softer overall end market demand in North America. Sales of our industrial products declined by approximately $0.2 million due to lower end market demand in North America. Additionally, net sales decreased by approximately $1.7 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $1.1 million to $32.7 million, or 31.5% of sales, in the three months ended June 30, 2019, as compared to $31.6 million, or 33.3% of sales, in the three months ended June 30, 2018. Although gross profit dollars increased due to higher sales, gross profit margin declined primarily due to a less favorable product sales mix, as our acquired companies have lower margins than the Packaging base business, impacting our gross margin by more than 100 basis points. In addition, our health, beauty and home care end market products comprised a larger percentage of net sales in second quarter 2019, and yield a lower gross profit margin than the remainder of this segment. Lastly, gross profit decreased by approximately $0.7 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.

Packaging's selling, general and administrative expenses increased approximately $1.3 million to $10.1 million, or 9.7% of sales, in the three months ended June 30, 2019, as compared to $8.8 million, or 9.3% of sales, in the three months ended June 30, 2018, primarily due higher ongoing selling, general and administrative costs associated with our 2019 acquisitions.
Packaging's operating profit decreased approximately $0.2 million to $22.6 million, or 21.8% of sales, in the three months ended June 30, 2019, as compared to $22.8 million, or 24.0% of sales, in the three months ended June 30, 2018, as the impact of a less favorable product sales mix and unfavorable foreign currency exchange more than offset the impact of higher sales levels.
Aerospace.    Net sales for the three months ended June 30, 2019 increased approximately $3.1 million, or 8.0%, to $42.2 million, as compared to $39.1 million in the three months ended June 30, 2018, due to steady demand levels for fastener products combined with improved production throughput at our Commerce, California and Ottawa, Kansas manufacturing facilities.
Gross profit within Aerospace increased approximately $0.5 million to $11.9 million, or 28.3% of sales, in the three months ended June 30, 2019, from $11.4 million, or 29.2% of sales, in the three months ended June 30, 2018, primarily due to the higher sales levels, while gross profit margins slightly declined due to a less favorable product sales mix, with a higher percentage of standard fastener sales in second quarter 2019 as a result of improved production throughput at our Ottawa, Kansas manufacturing facility.
Selling, general and administrative expenses decreased approximately $0.1 million to approximately $4.9 million, or 11.7% of sales, in the three months ended June 30, 2019, as compared to $5.0 million, or 12.7% of sales, in the three months ended June 30, 2018, as a result of leveraging the higher sales levels without additional selling costs.
Operating profit within Aerospace increased approximately $0.6 million to $7.0 million, or 16.6% of sales, in the three months ended June 30, 2019, as compared to $6.5 million, or 16.5% of sales in the three months ended June 30, 2018, primarily due to higher sales levels.
Specialty Products.    Net sales for the three months ended June 30, 2019 increased approximately $2.4 million, or 2.7%, to $93.1 million, as compared to $90.7 million in the three months ended June 30, 2018. Sales of our oil and gas related products increased by approximately $2.5 million, primarily as a result of increased petrochemical and refining-customer demand in North America, which more than offset lower sales of engines, compressors and related parts used in upstream applications due to lower drilling investment activity as a result of lower rig counts in the U.S. and Canada. Sales also increased by approximately $0.8 million due to increased demand for our machined components products. Sales of our industrial products decreased by approximately $0.7 million due to decreased demand for both high pressure and acetylene steel cylinders, which we believe was due to U.S. weather-related delays in the typical spring and summer heating, ventilation and air conditioning ("HVAC") selling season. In addition, net sales decreased by approximately $0.2 million of net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Specialty Products decreased approximately $1.0 million to $20.7 million, or 22.2% of sales, in the three months ended June 30, 2019, as compared to $21.7 million, or 24.0% of sales, in the three months ended June 30, 2018. In second quarter 2018, we reduced our estimate of future unrecoverable lease obligations related to the closure of our former Reynosa, Mexico facility by $1.1 million. This reduction did not repeat in 2019. In addition, gross profit decreased from second quarter 2018 levels as a result of higher freight and conversion costs.
Selling, general and administrative expenses within Specialty Products decreased approximately $1.1 million to $10.5 million, or 11.3% of sales, in the three months ended June 30, 2019, as compared to $11.6 million, or 12.8% of sales, in the three months ended June 30, 2018, primarily due to approximately $0.7 million of severance and restructuring costs associated with the exit of our Bangalore, India facility in the second quarter of 2018 that did not repeat, and leverage of our lower cost footprint.
Operating profit within Specialty Products increased approximately $0.1 million to $10.2 million, or 10.9% of sales, in the three months ended June 30, 2019, as compared to $10.1 million, or 11.1% of sales, in the three months ended June 30, 2018. Operating profit and related margin was essentially flat, as the impact of higher sales levels, freight and conversion costs in second quarter 2019 were offset by restructuring-related items in second quarter 2018 related to our Bangalore, India and Reynosa, Mexico facilities that did not repeat in 2019.

Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended June 30,
	2019	2018
Corporate operating expenses	$5.9	$5.9
Non-cash stock compensation	1.7	1.4
Legacy expenses	1.1	0.5
Corporate expenses	$8.7	$7.8
Corporate expenses increased approximately $0.9 million to $8.7 million for the three months ended June 30, 2019, from $7.8 million for the three months ended June 30, 2018. Corporate operating expenses remained flat at approximately $5.9 million for the three months ended June 30, 2019 and 2018, as an increase in professional fees related to corporate development activities was offset by a decrease in expense related to the timing and estimated attainment of our annual incentive compensation plans. Legacy expenses increased approximately $0.6 million, primarily due to reductions of certain of our legacy liabilities in 2018 that did not repeat in 2019. Non-cash stock compensation increased approximately $0.3 million, primarily due to the timing and amount of equity grants in 2019 compared with 2018.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Overall, net sales increased approximately $18.7 million, or 4.2%, to $460.7 million for the six months ended June 30, 2019, as compared with $442.0 million in the six months ended June 30, 2018, The acquisitions of Taplast, in April 2019, and Plastic Srl, in January 2019, contributed approximately $12.5 million of sales in our Packaging reportable segment. Sales of our historical businesses increased by approximately $10.4 million. The primary drivers of this increase were approximately $9.0 million higher sales within our Packaging reportable segment's health, beauty and home care products, $4.6 million higher sales in our oil and gas-related products within our Specialty Products reportable segment and $3.7 million higher sales within our Aerospace reportable segment, which were partially offset by approximately $6.3 million lower sales of our industrial and food and beverage products in our Packaging reportable segment. Our sales were also impacted by $4.2 million of net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 27.2% and 28.3% for the six months ended June 30, 2019 and 2018, respectively. Gross profit margin decreased, as the impact of higher sales levels was more than offset by a less favorable product sales mix, resulting from higher levels of growth in our lower gross margin reportable segments, as well as due to the recent acquisitions yielding lower gross profit margins. Gross profit margin further declined due to a $1.1 million reduction in expense in the first half of 2018 related to a change in our estimate of future unrecoverable lease obligations for our former Reynosa, Mexico facility that did not repeat in the first half of 2019, and as a result of unfavorable currency exchange.
Operating profit margin (operating profit as a percentage of sales) approximated 12.4% and 15.1% for the six months ended June 30, 2019 and 2018, respectively. Operating profit decreased approximately $9.8 million, or 14.6%, to $57.0 million for the six months ended June 30, 2019, compared to $66.7 million for the six months ended June 30, 2018. The primary driver of this year-over-year decrease in operating profit and related margin was an approximately $8.2 million non-cash reduction of our recorded liability to Metaldyne in first quarter 2018 following the U.S. Bankruptcy Court's final decree to close all remaining cases and terminate the Metaldyne bankruptcy distribution trust. Operating profit and related margin further declined as the impact of higher sales levels was more than offset by a less favorable product sales mix, increases in purchase accounting expenses and professional fees supporting corporate development activities, and as a result of unfavorable currency exchange.
Interest expense decreased approximately $0.3 million, to $6.9 million, for the six months ended June 30, 2019, as compared to $7.2 million for the six months ended June 30, 2018, as a result of a decrease in our variable interest rates and lower weighted average borrowings.
Other income (expense), net decreased approximately $3.4 million, to $0.7 million of other income, net for the six months ended June 30, 2019, from $2.7 million of other expense, net for the six months ended June 30, 2018, primarily due to a one-time charge of $2.5 million related to the settlement of defined benefit obligations in second quarter 2018 that did not repeat in second quarter 2019, and an increase in gains on transactions denominated in foreign currencies.

The effective income tax rate for the six months ended June 30, 2019 and 2018 was 18.9% and 22.7%, respectively. The decrease in the rate was primarily a result of discrete items that occurred during the first quarter of 2019, including the reversal of uncertain tax benefits for which the statute of limitations expired, excess tax benefits related to share based compensation that vested in first quarter 2019, and a reduction in deferred tax liabilities resulting from the implementation of state tax planning initiatives. In addition, we generated fewer losses at certain foreign subsidiaries where no tax benefit could be recorded in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Net income decreased by approximately $2.8 million, to $41.1 million for the six months ended June 30, 2019, compared to $43.9 million for the six months ended June 30, 2018. The decrease was primarily the result of a decrease in operating profit of approximately $9.8 million, partially offset by a decrease in other income (expense), net of approximately $3.4 million, a decrease in income tax expense of approximately $3.3 million, and a decrease in interest expense of approximately $0.3 million.
See below for a discussion of operating results by segment.
Packaging.   Net sales increased approximately $9.5 million, or 5.2%, to $192.8 million in the six months ended June 30, 2019, as compared to $183.3 million in the six months ended June 30, 2018. The Taplast and Plastic Srl acquisitions contributed approximately $12.5 million in the first half of 2019. Sales of our health, beauty and home care products increased approximately $9.0 million, primarily due to higher demand in North America and Europe as well as continued sales growth in Asia. These increases were partially offset by a decrease in sales of our food and beverage products by approximately $6.3 million, primarily due to lower sales of pumps as well as softer overall end market demand in North America. Sales of our industrial products declined by approximately $1.9 million due to lower end market demand in North America, in part due to the unusually cold weather in the first quarter of 2019. Additionally, net sales decreased by approximately $3.8 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's gross profit decreased approximately $0.2 million to $60.7 million, or 31.5% of sales, in the six months ended June 30, 2019, as compared to $60.9 million, or 33.2% of sales, in the six months ended June 30, 2018. Gross profit decreased by approximately $1.5 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. In addition, while gross profit dollars increased as a result of higher sales levels, gross profit margin declined due to a less favorable product sales mix, as the acquired businesses have lower margins than the Packaging base business, impacting first half 2019 gross margin by nearly 100 basis points. In addition, our health, beauty and home care end market products comprised a larger percentage of net sales in the first half of 2019, and yield a lower gross profit margin than sales to our other end markets.
Packaging's selling, general and administrative expenses increased approximately $2.0 million to $20.4 million, or 10.6% of sales, in the six months ended June 30, 2019, as compared to $18.5 million, or 10.1% of sales, in the six months ended June 30, 2018, primarily due to higher ongoing selling, general and administrative costs associated with our 2019 acquisitions as well as non-cash purchase accounting-related expenses of approximately $0.8 million related to the write-off of the trade name acquired in the Plastic Srl acquisition that will not be used.
Packaging's operating profit decreased approximately $2.1 million to $40.3 million, or 20.9% of sales, in the six months ended June 30, 2019, as compared to $42.4 million, or 23.1% of sales, in the six months ended June 30, 2018, as the impact of unfavorable foreign currency exchange, a less favorable product sales mix and higher selling, general and administrative expenses more than offset the impact of higher sales levels.
Aerospace.    Net sales for the six months ended June 30, 2019 increased approximately $3.7 million, or 4.8%, to $80.6 million, as compared to $76.9 million in the six months ended June 30, 2018, due to steady demand levels for fastener products combined with improved production throughput in second quarter 2019 at our Commerce, California and Ottawa, Kansas manufacturing facilities.
Gross profit within Aerospace increased approximately $1.7 million to $23.1 million, or 28.7% of sales, in the six months ended June 30, 2019, from $21.5 million, or 27.9% of sales, in the six months ended June 30, 2018, primarily due to the higher sales levels and improved production efficiencies.
Selling, general and administrative expenses remained relatively flat at approximately $10.4 million, or 12.9% of sales, in the six months ended June 30, 2019, as compared to $10.4 million, or 13.6% of sales, in the six months ended June 30, 2018, as lower ongoing selling expenses were offset by approximately $0.4 million of professional fees incurred in the first quarter of 2019 to analyze our standard fastener product line and recommend opportunities to improve.
Operating profit within Aerospace increased approximately $1.7 million to $12.8 million, or 15.8% of sales, in the six months ended June 30, 2019, as compared to $11.0 million, or 14.4% of sales, in the six months ended June 30, 2018, primarily due to higher sales levels and improved production efficiencies.

Specialty Products.    Net sales for the six months ended June 30, 2019 increased approximately $5.5 million, or 3.0%, to $187.3 million, as compared to $181.8 million in the six months ended June 30, 2018. Sales of our oil and gas related products increased by approximately $4.6 million, primarily as a result of increased petrochemical and refining-customer demand in North America, which more than offset lower sales of engines, compressors and related parts used in upstream applications due to lower drilling investment activity as a result of lower rig counts in the U.S. and Canada. Sales of our industrial products increased by approximately $1.3 million, primarily due to increased demand for specialty steel cylinders, which more than offset lower sales of high pressure and acetylene steel cylinder sales. In addition, net sales decreased by approximately $0.4 million of net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Specialty Products decreased approximately $1.5 million to $41.3 million, or 22.1% of sales, in the six months ended June 30, 2019, as compared to $42.8 million, or 23.5% of sales, in the six months ended June 30, 2018. In second quarter 2018, we reduced our estimate of future unrecoverable lease obligations related to the closure of our former Reynosa, Mexico facility by $1.1 million. This reduction did not repeat in 2019. In addition, gross profit decreased from first half 2018 levels as a result of higher freight and conversion costs.
Selling, general and administrative expenses within Specialty Products decreased approximately $2.3 million to $20.3 million, or 10.8% of sales, in the six months ended June 30, 2019, as compared to $22.6 million, or 12.4% of sales, in the six months ended June 30, 2018, primarily due to leverage of our lower cost footprint, as well as approximately $0.7 million of severance and restructuring costs associated with the exit of our Bangalore, India facility in 2018 that did not repeat in 2019.
Operating profit within Specialty Products increased approximately $0.8 million to $21.0 million, or 11.2% of sales, in the six months ended June 30, 2019, as compared to $20.2 million, or 11.1% of sales, in the six months ended June 30, 2018, primarily due to lower selling, general and administrative spending in the first half of 2019, which was partially offset by higher freight and conversion costs in the first half of 2019 and reduction in a lease obligation in 2018 that did not repeat in 2019.
Corporate.    Corporate expenses, net consist of the following (dollars in millions):

	Six months ended June 30,
	2019	2018
Corporate operating expenses	$11.8	$11.2
Non-cash stock compensation	3.0	2.6
Legacy (income) expenses, net	2.3	(6.9)
Corporate expenses, net	$17.1	$6.9
Corporate expenses, net increased approximately $10.2 million to $17.1 million for the six months ended June 30, 2019, from $6.9 million for the six months ended June 30, 2018. Legacy (income) expenses, net increased approximately $9.2 million, primarily due to the termination of the liability to Metaldyne in first quarter 2018, which resulted in an approximate $8.2 million non-cash reduction in legacy (income) expenses, net. Corporate operating expenses increased approximately $0.6 million, primarily due to an increase in professional fees related to corporate development activities. Non-cash stock compensation increased approximately $0.4 million, primarily due to the timing and amount of equity grants in 2019 compared with 2018.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were approximately $29.3 million for the six months ended June 30, 2019, as compared to approximately $51.6 million for the six months ended June 30, 2018. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:

•
For the six months ended June 30, 2019, the Company generated approximately $70.7 million of cash, based on the reported net income of approximately $41.1 million and after considering the effects of non-cash items related to depreciation, amortization, loss on dispositions of assets, changes in deferred income taxes, stock-based compensation and other operating activities. For the six months ended June 30, 2018, the Company generated approximately $76.4 million in cash flows based on the reported net income of approximately $43.9 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $12.4 million and $20.4 million for the six months ended June 30, 2019 and 2018, respectively. The increased use of cash for each of the six month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables increased by approximately three days.

•
We increased our investment in inventory by approximately $1.1 million and $5.9 million for the six months ended June 30, 2019 and 2018, respectively, primarily as a result of operating at higher production levels to support sales growth, plus additional procurement of China-sourced inventory ahead of anticipated tariff increases.

•
Decreases in prepaid expenses and other assets resulted in a use of cash of approximately $1.1 million and $9.0 million for the six months ended June 30, 2019 and 2018, respectively, primarily as a result of the timing of payments made for income taxes and certain operating expenses.

•
Decreases in accounts payable and accrued liabilities resulted in a use of cash of approximately $29.1 million and $7.5 million for the six months ended June 30, 2019 and 2018, respectively, primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms. The decrease in accounts payable and accrued liabilities for the six months ended June 30, 2018 was further impacted by an approximate $8.2 million non-cash reduction in an obligation.

Net cash used for investing activities for the six months ended June 30, 2019 and 2018 was approximately $79.3 million and $11.1 million, respectively. During the first six months of 2019, we paid approximately $67.0 million, net of cash acquired, to acquire Plastic Srl and Taplast. We also incurred approximately $12.3 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects. During the first six months of 2018, we incurred approximately $11.3 million in capital expenditures and received cash from the disposition of property and equipment of approximately $0.3 million.
Net cash used for financing activities for the six months ended June 30, 2019 and 2018 was approximately $17.8 million and $14.7 million, respectively. During the first six months of 2019, we received proceeds from borrowings, net of repayments, of approximately $0.8 million on our revolving credit facilities. We also purchased approximately $15.4 million of outstanding common stock and used a net cash amount of approximately $3.2 million related to our stock compensation arrangements. During the first six months of 2018, we made net repayments of approximately $9.4 million on our revolving credit facilities. We also purchased approximately $2.9 million of outstanding common stock and used a net cash amount of approximately $2.4 million related to our stock compensation arrangements.
Our Debt and Other Commitments
The $300.0 million aggregate principal amount of senior notes accrue interest at a rate of 4.875% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2018 ("Senior Notes"). The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis by certain named subsidiaries of the Company (each a "Guarantor" and collectively the "Guarantors"). The Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. For the six months ended June 30, 2019, our consolidated subsidiaries that do not guarantee the Senior Notes represented approximately 16% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented approximately 33% and 15% of the total guarantor and non-guarantor assets and liabilities, respectively, as of June 30, 2019, treating the guarantor and non-guarantor subsidiaries each as a consolidated group and excluding intercompany transactions between such groups.

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
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of June 30, 2019. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 1.57 to 1.00 at June 30, 2019. Our permitted senior secured net leverage ratio under the Credit Agreement is 3.50 to 1.00 as of June 30, 2019. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted senior secured net leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual senior secured net leverage ratio was not meaningful at June 30, 2019. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of June 30, 2019. Our actual interest expense coverage ratio was 15.35 to 1.00 at June 30, 2019. At June 30, 2019, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended June 30, 2019 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended June 30, 2019
Net income	$80,490
Bank stipulated adjustments:
Interest expense	13,660
Income tax expense	19,440
Depreciation and amortization	44,450
Non-cash compensation expense(1)	7,590
Other non-cash expenses or losses	4,660
Non-recurring expenses or costs(2)	4,090
Extraordinary, non-recurring or unusual gains or losses	2,500
Business and asset dispositions	200
Permitted acquisitions	4,480
Casualty or business interruption expenses covered and reimbursed by insurance	460
Consolidated Bank EBITDA, as defined	$182,020

	June 30, 2019
Total Indebtedness, as defined(3)	$285,000
Consolidated Bank EBITDA, as defined	182,020
Total net leverage ratio	1.57	x
Covenant requirement	4.00	x

	June 30, 2019
Total Senior Secured Indebtedness(4)	$(18,940)
Consolidated Bank EBITDA, as defined	182,020
Senior secured net leverage ratio	n/m	x
Covenant requirement	3.50	x

Twelve Months Ended June 30, 2019
Interest expense	$13,660
Bank stipulated adjustments:
Interest income	(690)
Non-cash amounts attributable to amortization of financing costs	(1,110)
Total Consolidated Cash Interest Expense, as defined	$11,860

	June 30, 2019
Consolidated Bank EBITDA, as defined	$182,020
Total Consolidated Cash Interest Expense, as defined	11,860
Actual interest expense coverage ratio	15.35	x
Covenant requirement	3.00	x
_____________________________

(1)	Non-cash compensation expenses resulting from the grant of equity awards.

(2)	Non-recurring costs and expenses relating to diligence and transaction costs, purchase accounting costs, severance, relocation, restructuring and curtailment expenses.

(3)	Includes $4.0 million of acquisition deferred purchase price.

(4)	Senior secured indebtedness is negative at June 30, 2019 due to the deduction of certain unrestricted cash and unrestricted permitted investments as allowed under the Credit Agreement.
During the three months ended March 31, 2018, we terminated our $75.0 million accounts receivable facility, under which we had the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company.
At June 30, 2019, we had no amounts outstanding under our revolving credit facility and had approximately $285.2 million potentially available after giving effect to approximately $14.8 million of letters of credit issued and outstanding. At December 31, 2018, we had no amounts outstanding under our revolving credit facility and had approximately $284.9 million potentially available after giving effect to approximately $15.1 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of leverage restrictions contained in the Credit Agreement, as of June 30, 2019 and December 31, 2018, we had approximately $285.2 million and $284.9 million, respectively, of borrowing capacity available for general corporate purposes.
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
Our weighted average borrowings during the first six months of 2019 approximated $329.5 million, compared to approximately $330.3 million during the first six months of 2018, as we effectively redeployed the cash generated by our operations over this time period into two bolt-on acquisitions, capital investments in our business and repurchases of our common stock.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. While the majority of our cash on hand as of June 30, 2019 is located in jurisdictions outside the U.S., given available funding under our revolving credit facility of $285.2 million at June 30, 2019 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future.
We are subject to variable interest rates on our revolving credit facility. At June 30, 2019, 1-Month LIBOR approximated 2.40%. At June 30, 2019, we had no amounts outstanding on our revolving credit facility and therefore no variable rate-based borrowings outstanding.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases, and annual rent expense for continuing operations related thereto approximated $12.3 million in 2018. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
In February 2019, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $75 million in the aggregate.  The previous authorization, approved in November 2015, authorized up to $50 million in share repurchases.  In the three and six months ended June 30, 2019, we purchased 502,500 and 527,400 shares of our outstanding common stock for an aggregate purchase price of approximately $14.7 million and $15.4 million, respectively. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions and other factors.

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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of June 30, 2019, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $96.2 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 10, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
We are also subject to interest risk as it relates to our long-term debt. We have historically used interest rate swap agreements to fix the variable portion of our debt to manage this risk. See Note 9, "Long-term Debt," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
Common Stock
TriMas is listed in the NASDAQ Global Select MarketSM. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On June 7, 2019, Moody's affirmed a Ba3 rating to our Senior Notes, as presented in Note 9, "Long-term Debt" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also affirmed a Ba2 Corporate Family Rating and maintained its outlook as stable. On January 30, 2019, Standard & Poor's affirmed a BB- rating to our senior unsecured debt, affirmed a BB corporate credit rating and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
Our second quarter 2019 results continued our positive momentum, as we further improve our operating efficacy under the TriMas Business Model, which provides the standardized set of processes that we follow to drive results across our multi-industry set of businesses. We experienced year-over-year increases in sales in each of our three reportable segments, plus added two bolt-on acquisitions, and achieved anticipated overall first half 2019 financial results.
We expect to maintain our positive momentum throughout 2019, and believe we are well positioned to capitalize on available market growth opportunities, as well as have instilled a culture of Kaizen and continuous improvement to generate additional production efficiencies and cost savings. We remain cautiously optimistic about our growth and earnings expansion prospects for 2019. We are not anticipating improvements in our end markets, particularly given economic uncertainty around direct and indirect impacts of foreign trade policies. We will continue our efforts to mitigate the impact of external factors, while focusing on the aspects of our business that we can control.
We will continue to prioritize and pursue growth programs, particularly in our Packaging and Aerospace reportable segments, where we have many initiatives underway that we expect will benefit us in the second half of 2019. We will also continue to ensure our cost structures remain aligned with customer demand in the end markets we serve, most notably in our Specialty Products reportable segment. We expect to leverage the tenets of the TriMas Business Model to achieve our growth plans, execute continuous improvement initiatives to offset inflationary pressures, and seek lower-cost sources for input costs, all while continuously assessing our manufacturing footprint, productivity and fixed-cost structure.
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
During the quarter ended June 30, 2019, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 9, "Long-term Debt," and Note 10, "Derivative Instruments," in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," included within this quarterly report on Form 10-Q for additional information.
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
Evaluation of disclosure controls and procedures
As of June 30, 2019, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1, 2019 to April 30, 2019	—	$—	—	$62,179,972
May 1, 2019 to May 31, 2019	167,900	$29.10	167,900	$57,294,263
June 1, 2019 to June 30, 2019	334,600	$29.47	334,600	$47,433,785
Total	502,500	$29.35	502,500	$47,433,785
__________________________

(1)
In February 2019, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $75 million in the aggregate from its previous authorization of $50 million. Pursuant to this share repurchase program, during the three months ended June 30, 2019, the Company repurchased 502,500 shares of its common stock at a cost of approximately $14.7 million. The share repurchase program is effective and has no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits
Exhibits Index:

3.1 (a)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2 (b)	Third Amended and Restated By-laws of TriMas Corporation.
10.1	Form of Performance Stock Units Agreement - 2019 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.2	Form of Restricted Stock Units Agreement (Three-Year Vest) - 2019 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.3	Form of Restricted Stock Units Agreement (Board Of Directors) (One-Year Vest) - 2019 LTI - under the 2017 Equity and Incentive Compensation Plan.*
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 001-10716).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on December 18, 2015 (File No. 001-10716).

*Management contracts and compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ ROBERT J. ZALUPSKI

Date:	July 30, 2019	By:	Robert J. Zalupski Chief Financial Officer