Form 10-Q
period 2019-09-30
TRIMAS CORP
filed 2019-11-04
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	September 30, 2019
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to .
Commission file number 001-10716
TRIMAS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-2687639
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
38505 Woodward Avenue, Suite 200
Bloomfield Hills, Michigan 48304
(Address of principal executive offices, including zip code)
(248) 631-5450
(Registrant's telephone number, including area code)

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common stock, $0.01 par value	TRS	The NASDAQ Global Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 28, 2019, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,052,041 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to: our ability to successfully complete the sale of the Lamons business, including, without limitation, any material adverse changes in the Lamons business or the Lamons assets being sold and the ability to obtain any requisite approvals; general economic and currency conditions; material and energy costs; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; competitive factors; future trends; our ability to realize our business strategies; our ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; information technology and other cyber-related risks; the performance of our subcontractors and suppliers; supply constraints; market demand; intellectual property factors; litigation; government and regulatory actions, including, without limitation, the impact of tariffs, quotas and surcharges; our leverage; liabilities imposed by our debt instruments; labor disputes; changes to fiscal and tax policies; contingent liabilities relating to acquisition activities; the disruption of operations from catastrophic or extraordinary events, including natural disasters; the potential impact of Brexit; tax considerations relating to the Cequent spin-off; our future prospects; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	September 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$57,940	$108,150
Receivables, net of reserves of approximately $3.5 million and $3.4 million as of September 30, 2019 and December 31, 2018, respectively	152,220	123,110
Inventories	176,300	173,120
Prepaid expenses and other current assets	8,150	7,430
Total current assets	394,610	411,810
Property and equipment, net	226,640	187,800
Operating lease right-of-use assets	36,750	—
Goodwill	332,670	316,650
Other intangibles, net	171,380	174,530
Deferred income taxes	1,100	1,080
Other assets	22,060	8,650
Total assets	$1,185,210	$1,100,520
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$30	$—
Accounts payable	80,180	93,430
Accrued liabilities	46,560	48,300
Operating lease liabilities, current portion	8,500	—
Total current liabilities	135,270	141,730
Long-term debt, net	294,410	293,560
Operating lease liabilities	28,640	—
Deferred income taxes	21,700	5,560
Other long-term liabilities	43,130	39,220
Total liabilities	523,150	480,070
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 45,055,913 shares at September 30, 2019 and 45,527,993 shares at December 31, 2018	450	460
Paid-in capital	796,310	816,500
Accumulated deficit	(118,250)	(179,660)
Accumulated other comprehensive loss	(16,450)	(16,850)
Total shareholders' equity	662,060	620,450
Total liabilities and shareholders' equity	$1,185,210	$1,100,520

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net sales	$236,830	$223,780	$697,490	$665,790
Cost of sales	(175,590)	(162,060)	(511,080)	(478,910)
Gross profit	61,240	61,720	186,410	186,880
Selling, general and administrative expenses	(32,550)	(31,840)	(100,760)	(90,270)
Operating profit	28,690	29,880	85,650	96,610
Other expense, net:
Interest expense	(3,520)	(3,480)	(10,450)	(10,660)
Other income (expense), net	610	410	1,280	(2,330)
Other expense, net	(2,910)	(3,070)	(9,170)	(12,990)
Income before income tax expense	25,780	26,810	76,480	83,620
Income tax expense	(6,670)	(4,140)	(16,260)	(17,030)
Net income	$19,110	$22,670	$60,220	$66,590
Basic earnings per share:
Net income per share	$0.42	$0.49	$1.33	$1.45
Weighted average common shares—basic	45,175,244	45,850,288	45,448,711	45,850,187
Diluted earnings per share:
Net income per share	$0.42	$0.49	$1.32	$1.44
Weighted average common shares—diluted	45,415,767	46,166,558	45,745,421	46,198,884

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$19,110	$22,670	$60,220	$66,590
Other comprehensive income (loss):
Defined benefit plans (Note 16)	100	180	300	3,030
Foreign currency translation	(4,180)	(2,210)	(4,380)	(6,300)
Derivative instruments (Note 10)	4,260	50	5,750	1,720
Total other comprehensive income (loss)	180	(1,980)	1,670	(1,550)
Total comprehensive income	$19,290	$20,690	$61,890	$65,040

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Nine months ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$60,220	$66,590
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Loss on dispositions of assets	70	70
Depreciation	19,950	18,630
Amortization of intangible assets	14,920	14,600
Amortization of debt issue costs	850	1,020
Deferred income taxes	5,620	9,290
Non-cash compensation expense	4,130	4,400
Increase in receivables	(14,510)	(20,060)
(Increase) decrease in inventories	2,330	(10,750)
(Increase) decrease in prepaid expenses and other assets	(3,710)	7,180
Decrease in accounts payable and accrued liabilities	(25,920)	(6,740)
Other operating activities	150	(1,140)
Net cash provided by operating activities, net of acquisition impact	64,100	83,090
Cash Flows from Investing Activities:
Capital expenditures	(23,370)	(15,890)
Acquisition of businesses, net of cash acquired	(67,090)	—
Net proceeds from disposition of property and equipment	30	250
Net cash used for investing activities	(90,430)	(15,640)
Cash Flows from Financing Activities:
Proceeds from borrowings on revolving credit facilities	145,540	59,060
Repayments of borrowings on revolving credit facilities	(145,090)	(68,490)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(3,240)	(2,380)
Payments to purchase common stock	(21,090)	(3,590)
Net cash used for financing activities	(23,880)	(15,400)
Cash and Cash Equivalents:
Increase (decrease) for the period	(50,210)	52,050
At beginning of period	108,150	27,580
At end of period	$57,940	$79,630
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,570	$7,840
Cash paid for taxes	$18,810	$5,020

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Nine Months Ended September 30, 2019 and 2018
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2018	$460	$816,500	$(179,660)	$(16,850)	$620,450
Net income	—	—	19,090	—	19,090
Other comprehensive income	—	—	—	3,020	3,020
Purchase of common stock	—	(670)	—	—	(670)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,620)	—	—	(2,620)
Non-cash compensation expense	—	1,320	—	—	1,320
Impact of accounting standards adoption (Note 2)	—	—	1,190	(1,270)	(80)
Balances, March 31, 2019	$460	$814,530	$(159,380)	$(15,100)	$640,510
Net income	—	—	22,020	—	22,020
Other comprehensive loss	—	—	—	(1,530)	(1,530)
Purchase of common stock	(10)	(14,740)	—	—	(14,750)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(610)	—	—	(610)
Non-cash compensation expense	—	1,720	—	—	1,720
Balances, June 30, 2019	$450	$800,900	$(137,360)	$(16,630)	$647,360
Net income	—	—	19,110	—	19,110
Other comprehensive income	—	—	—	180	180
Purchase of common stock	—	(5,670)	—	—	(5,670)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(10)	—	—	(10)
Non-cash compensation expense	—	1,090	—	—	1,090
Balances, September 30, 2019	$450	$796,310	$(118,250)	$(16,450)	$662,060

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity (Continued)
Nine Months Ended September 30, 2019 and 2018
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2017	$460	$823,850	$(262,960)	$(17,330)	$544,020
Net income	—	—	24,320	—	24,320
Other comprehensive loss	—	—	—	(1,480)	(1,480)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,300)	—	—	(2,300)
Non-cash compensation expense	—	1,220	—	—	1,220
Balances, March 31, 2018	$460	$822,770	$(238,640)	$(18,810)	$565,780
Net income	—	—	19,600	—	19,600
Other comprehensive income	—	—	—	1,910	1,910
Purchase of common stock	—	(2,920)	—	—	(2,920)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(80)	—	—	(80)
Non-cash compensation expense	—	1,400	—	—	1,400
Balances, June 30, 2018	$460	$821,170	$(219,040)	$(16,900)	$585,690
Net income	—	—	22,670	—	22,670
Other comprehensive loss	—	—	—	(1,980)	(1,980)
Purchase of common stock	—	(670)	—	—	(670)
Non-cash compensation expense	—	1,780	—	—	1,780
Balances, September 30, 2018	$460	$822,280	$(196,370)	$(18,880)	$607,490

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As a result of the adoption, the Company recognized approximately $40 million of right-of-use assets and lease liabilities on its consolidated balance sheet. Additionally, the Company recognized an approximate $0.1 million cumulative effect adjustment debit, net of tax, to accumulated deficit related to unamortized deferred losses for certain sale-leaseback transactions. The standard did not have an impact on the Company's consolidated statement of income.
3. Revenue
The following table presents the Company’s disaggregated net sales by primary end market served (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
Customer End Markets	2019	2018	2019	2018
Consumer	$83,610	$72,440	$232,400	$209,160
Aerospace	50,560	49,070	145,650	140,500
Industrial	48,700	51,880	157,810	162,200
Oil and gas	53,960	50,390	161,630	153,930
Total net sales	$236,830	$223,780	$697,490	$665,790

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
5. Acquisitions
In April 2019, the Company acquired Taplast S.p.A. ("Taplast"), a designer and manufacturer of dispensers, closures and containers for the beauty and personal care, household, and food and beverage packaging end markets, for an aggregate amount of approximately $44.7 million, net of cash acquired. Located in both Italy and Slovakia, Taplast serves end markets in Europe and North America and historically generated approximately $32 million in annual revenue. Taplast is included in the Company's Packaging reportable segment.
In January 2019, the Company acquired Plastic Srl, a manufacturer of single-bodied and assembled polymeric caps and closures for use in home care product applications, for an aggregate amount of approximately $22.4 million, net of cash acquired. Located in Forli, Italy, Plastic Srl serves the home care market in Italy and other European countries and historically generated approximately $12 million in annual revenue. Plastic Srl is included in the Company's Packaging reportable segment.
In connection with these acquisitions, the Company recorded approximately $1.2 million of non-cash purchase accounting-related expenses during the nine months ended September 30, 2019, of which approximately $0.9 million was recognized within selling, general and administrative expenses, primarily related to the write-off of the Plastic Srl trade name acquired that will not be used. In addition, approximately $0.3 million was recognized during the nine months ended September 30, 2019, within cost of sales related to the step-up in value and subsequent sale of inventory.

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
Changes in the carrying amount of goodwill for the nine months ended September 30, 2019 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2018	$163,660	$146,430	$6,560	$316,650
Goodwill from acquisitions	18,400	—	—	18,400
Goodwill reassigned in segment realignment	—	(12,740)	12,740	—
Foreign currency translation and other	(2,380)	—	—	(2,380)
Balance, September 30, 2019	$179,680	$133,690	$19,300	$332,670

The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of September 30, 2019		As of December 31, 2018
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$80,780	$(54,490)	$73,450	$(48,410)
Customer relationships, 15 – 25 years	132,230	(63,970)	132,230	(58,790)
Total customer relationships	213,010	(118,460)	205,680	(107,200)
Technology and other, 1 – 15 years	57,020	(33,700)	57,020	(31,600)
Technology and other, 17 – 30 years	43,300	(37,110)	43,300	(35,600)
Total technology and other	100,320	(70,810)	100,320	(67,200)
Indefinite-lived intangible assets:
Trademark/Trade names	47,320	—	42,930	—
Total other intangible assets	$360,650	$(189,270)	$348,930	$(174,400)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Technology and other, included in cost of sales	$1,200	$1,230	$3,610	$3,680
Customer relationships, included in selling, general and administrative expenses	3,750	3,630	11,310	10,920
Total amortization expense	$4,950	$4,860	$14,920	$14,600

7. Inventories
Inventories consist of the following components (dollars in thousands):

	September 30, 2019	December 31, 2018
Finished goods	$88,670	$91,780
Work in process	32,570	29,080
Raw materials	55,060	52,260
Total inventories	$176,300	$173,120

8. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	September 30, 2019	December 31, 2018
Land and land improvements	$18,970	$15,580
Buildings	87,030	74,110
Machinery and equipment	350,400	318,860
	456,400	408,550
Less: Accumulated depreciation	229,760	220,750
Property and equipment, net	$226,640	$187,800

Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Depreciation expense, included in cost of sales	$6,490	$5,490	$18,850	$17,330
Depreciation expense, included in selling, general and administrative expenses	390	270	1,100	1,300
Total depreciation expense	$6,880	$5,760	$19,950	$18,630

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	September 30, 2019	December 31, 2018
4.875% Senior Notes due October 2025	$300,000	$300,000
Other debt	30	—
Debt issuance costs	(5,590)	(6,440)
	294,440	293,560
Less: Current maturities, long-term debt	30	—
Long-term debt, net	$294,410	$293,560

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. At September 30, 2019, the Company had no amounts outstanding under its revolving credit facility and had approximately $284.1 million potentially available after giving effect to approximately $15.9 million of letters of credit issued and outstanding. At December 31, 2018, the Company had no amounts outstanding under its revolving credit facility and had approximately $284.9 million potentially available after giving effect to approximately $15.1 million of letters of credit issued and outstanding. After consideration of leverage restrictions contained in the Credit Agreement, the Company had approximately $284.1 million and $284.9 million of borrowing capacity available for general corporate purposes at September 30, 2019 and December 31, 2018, respectively.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At September 30, 2019, the Company was in compliance with its financial covenants contained in the Credit Agreement.
Fair Value of Debt
The valuations of the Senior Notes and other debt were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$300,000	$305,250	$300,000	$282,750
Other debt	30	30	—	—

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of September 30, 2019 and December 31, 2018, the fair value carrying amount of the Company's derivative instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	September 30, 2019	December 31, 2018
Net Investment Hedges
Cross-currency swaps	Other assets	$7,680	$130

The following table summarizes the income recognized in AOCI on derivative contracts designated as hedging instruments as of September 30, 2019 and December 31, 2018, and the amounts reclassified from AOCI into earnings for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
				Three months ended September 30,		Nine months ended September 30,
	As of September 30, 2019	As of December 31, 2018	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	2019	2018	2019	2018
Net Investment Hedges
Cross-currency swaps	$6,680	$940	Other income (expense), net	$—	$—	$—	$—

Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.
Derivatives Not Designated as Hedging Instruments
As of September 30, 2019, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of approximately $102.9 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, British pound and the Chinese yuan, and have various settlement dates through March 2020. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of income.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of income (dollars in thousands):

		Amount of Income Recognized in Earnings on Derivatives
		Three months ended September 30,		Nine months ended September 30,
	Location of Income Recognized in Earnings on Derivatives	2019	2018	2019	2018
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$1,170	$—	$1,390	$—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Cross-currency swaps	Recurring	$7,680	$—	$7,680	$—
Foreign exchange contracts	Recurring	$1,300	$—	$1,300	$—
December 31, 2018
Cross-currency swaps	Recurring	$130	$—	$130	$—

11. Leases
The Company leases certain equipment and facilities under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; expense related to these leases is recognized on a straight-line basis over the lease term.
The components of lease expense are as follows (dollars in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$2,611	$7,731
Short-term, variable and other lease costs	517	1,707
Total lease cost	$3,128	$9,438

Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)
2019 (excluding the nine months ended September 30, 2019)	$2,589
2020	9,768
2021	8,246
2022	5,600
2023	4,450
Thereafter	12,527
Total lease payments	43,180
Less: Imputed interest	(6,040)
Present value of lease liabilities	$37,140
__________________________

(a)
The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The weighted-average remaining lease term of the Company's operating leases as of September 30, 2019 is approximately 6.0 years. The weighted-average discount rate as of September 30, 2019 is approximately 5.0%.
Cash paid for amounts included in the measurement of operating lease liabilities during the nine months ended September 30, 2019 was approximately $7.8 million, and is included in cash flows provided by operating activities in the consolidated statement of cash flows.
Right-of-use assets obtained in exchange for lease liabilities during the nine months ended September 30, 2019 were approximately $1.9 million.
12. Commitments and Contingencies
Asbestos
As of September 30, 2019, the Company was a party to 356 pending cases involving an aggregate of 4,778 claims primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of its subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, excluding amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Nine Months Ended September 30, 2019	4,820	100	127	15	4,778	$23,933	$1,714,530
Fiscal Year Ended December 31, 2018	5,256	171	564	43	4,820	$7,191	$2,260,000

In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,778 claims pending at September 30, 2019, 60 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At September 30, 2019, of the 60 claims that set forth specific amounts, there was one claim seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	9	51

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
Segment activity is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net Sales
Packaging	$105,480	$95,250	$298,310	$278,540
Aerospace	43,140	40,890	123,710	117,780
Specialty Products	88,210	87,640	275,470	269,470
Total	$236,830	$223,780	$697,490	$665,790
Operating Profit (Loss)
Packaging	$19,740	$22,060	$60,020	$64,450
Aerospace	8,230	7,680	20,980	18,720
Specialty Products	8,400	8,330	29,430	28,570
Corporate(a)	(7,680)	(8,190)	(24,780)	(15,130)
Total	$28,690	$29,880	$85,650	$96,610

__________________________

(a)
During the first quarter of 2018, the Company removed an obligation from its balance sheet, resulting in an approximate $8.2 million non-cash reduction in selling, general and administrative expenses. See Note 12, "Commitments and Contingencies," for further details.

14. Equity Awards
Stock Options
The Company did not grant any stock option awards during the nine months ended September 30, 2019. Information related to stock options at September 30, 2019 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	206,854	$13.19
Granted	—	—
Exercised	(56,854)	0.86
Cancelled	—	—
Expired	—	—
Outstanding at September 30, 2019	150,000	$17.87	6.8	$1,917,000

As of September 30, 2019, 150,000 stock options outstanding were exercisable under the Company's long-term equity incentive plans. As of September 30, 2019, there was no unrecognized compensation cost related to stock options remaining.
The Company recognized a de minimis amount of stock-based compensation expense related to stock options during the three month periods ended September 30, 2019 and 2018, and recognized approximately $0.1 million and $0.2 million of stock-based compensation expense during the nine months ended September 30, 2019 and 2018, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the nine months ended September 30, 2019:

•	granted 137,064 RSUs to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company; and

•
granted 25,872 RSUs to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date.

In addition, the Company issued 3,590 RSUs related to director fee deferrals during the nine months ended September 30, 2019. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
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
During 2016, the Company awarded performance-based RSUs to certain Company key employees which were earned based upon the Company's TSR relative to the TSR of the common stock of a pre-defined industry peer-group and measured over a period beginning January 1, 2016 and ending on December 31, 2018. Depending on the performance achieved, the amount of shares earned could vary from 0% of the target award to a maximum of 200% of the target award. The Company attained 139.0% of the target on a weighted average basis, resulting in an increase of 38,315 shares during the nine months ended September 30, 2019.
Information related to RSUs at September 30, 2019 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	663,128	$26.67
Granted	300,723	31.15
Vested	(298,903)	22.26
Cancelled	(24,787)	30.38
Outstanding at September 30, 2019	640,161	$30.69	1.2	$19,620,935

As of September 30, 2019, there was approximately $10.1 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 2.2 years.
The Company recognized stock-based compensation expense related to RSUs of approximately $1.1 million and $1.7 million during the three months ended September 30, 2019 and 2018, respectively and approximately $4.1 million and $4.2 million during the nine months ended September 30, 2019 and 2018, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

15. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and RSUs. The following table summarizes the dilutive effect of RSUs and options to purchase common stock for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Weighted average common shares—basic	45,175,244	45,850,288	45,448,711	45,850,187
Dilutive effect of restricted stock units	179,418	203,800	229,003	246,347
Dilutive effect of stock options	61,105	112,470	67,707	102,350
Weighted average common shares—diluted	45,415,767	46,166,558	45,745,421	46,198,884
In February 2019, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $75 million in the aggregate.  The previous authorization, approved in November 2015, authorized up to $50 million in share repurchases. In the three and nine months ended September 30, 2019, the Company purchased 196,128 and 723,528 shares of its outstanding common stock for approximately $5.7 million and $21.1 million, respectively. During the three and nine months ended September 30, 2018, the Company purchased 23,191 and 124,138 shares of its outstanding common stock for approximately $0.7 million and $3.6 million, respectively.
16. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost are as follows (dollars in thousands):

	Pension Plans
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Service costs	$270	$270	$790	$850
Interest costs	260	260	800	850
Expected return on plan assets	(350)	(340)	(1,050)	(1,190)
Settlement/curtailment loss	—	—	—	2,500
Amortization of net loss	140	180	430	670
Net periodic benefit cost	$320	$370	$970	$3,680

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
The Company contributed approximately $0.6 million and $1.6 million to its defined benefit pension plans during the three and nine months ended September 30, 2019, respectively. The Company expects to contribute approximately $1.9 million to its defined benefit pension plans for the full year 2019.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

17. Other Comprehensive Income (Loss)
Changes in AOCI by component for the nine months ended September 30, 2019 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2018	$(7,200)	$940	$(10,590)	$(16,850)
Net unrealized gains (losses) arising during the period (a)	—	5,750	(4,380)	1,370
Less: Net realized losses reclassified to net income (b)	(300)	—	—	(300)
Net current-period other comprehensive income (loss)	300	5,750	(4,380)	1,670
Reclassification of stranded tax effects	(1,260)	(10)	—	(1,270)
Balance, September 30, 2019	$(8,160)	$6,680	$(14,970)	$(16,450)

__________________________

(a)	Derivative instruments, net of income tax of approximately $1.8 million. See Note 10, "Derivative Instruments," for further details.

(b)	Defined benefit plans, net of income tax of approximately $0.1 million. See Note 16, "Defined Benefit Plans," for further details.
Changes in AOCI by component for the nine months ended September 30, 2018 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2017	$(10,450)	$(3,170)	$(3,710)	$(17,330)
Net unrealized gains (losses) arising during the period (a)	—	1,720	(6,300)	(4,580)
Less: Net realized losses reclassified to net income (b)	(3,030)	—	—	(3,030)
Net current-period other comprehensive income (loss)	3,030	1,720	(6,300)	(1,550)
Balance, September 30, 2018	$(7,420)	$(1,450)	$(10,010)	$(18,880)
__________________________

(a)	Derivative instruments, net of income tax of approximately $0.5 million. See Note 10, "Derivative Instruments," for further details.

(b)	Defined benefit plans, net of income tax of approximately $0.9 million. See Note 16, "Defined Benefit Plans," for further details.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

18. Subsequent Events
In November 2019, the Company entered into a definitive agreement to sell its Lamons business to First Reserve, a private equity firm focused on energy investing, for approximately $135 million in cash, subject to customary working capital and purchase price adjustments. Lamons, a leading provider of industrial sealing and fastener solutions in the petrochemical, petroleum refining, midstream energy transportation, upstream oil and gas, metropolitan water and wastewater management end markets, is currently part of the Company's Specialty Products reportable segment and generated approximately $186 million in net sales for the twelve months ended September 30, 2019.
In November 2019, the Company announced that its Board of Directors increased the Company’s common stock share repurchase authorization to $150 million in the aggregate of the Company's common stock. The previous authorization, approved in February 2019, authorized up to $75 million in share repurchases. The increased authorization includes the value of shares already purchased under the previous authorization.

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
In November 2019, we entered into a definitive agreement to sell our Lamons business to First Reserve, a private equity firm focused on energy investing, for approximately $135 million in cash, subject to customary working capital and purchase price adjustments. Lamons is currently part of our Specialty Products reportable segment and generated approximately $186 million in net sales for the twelve months ended September 30, 2019. This is an important strategic advancement for TriMas, as we simplify and streamline our portfolio of businesses, reduce our exposure to the energy-related end market and allow us to further focus on our Packaging and Aerospace reportable segments. We will report Lamons' results of operations as discontinued operations beginning in the fourth quarter of 2019. Consummation of the sale is subject to the satisfaction or waiver of customary closing conditions.
Key Factors Affecting Our Reported Results
Our businesses and results of operations depend upon general economic conditions. We serve customers in cyclical industries that are highly competitive and that may be significantly impacted by changes in economic conditions.
While the net sales growth in the first half of 2019 versus 2018 was largely consistent with our expectations, sales growth in the third quarter of 2019 was less than expected, primarily in our Packaging and Specialty Products reportable segments. Each of our three reportable segments increased net sales in third quarter 2019 compared to third quarter 2018, with overall net sales increasing approximately $13.1 million, or 5.8%. The increase was primarily driven by the Packaging acquisitions we completed in 2019. In addition, demand levels in certain end markets remained robust, especially for health, beauty and home care products, downstream petrochemical and refining sealing products, as well as commercial aircraft fastening products. However, demand levels in certain of our end markets declined in the third quarter from prior quarter and prior year levels, particularly for North America industrial applications and for upstream oil and gas products. While difficult to quantify, we believe demand levels in many of the end markets we serve are being affected by uncertainties related to the direct and indirect impact of current and proposed tariffs and other restrictions on trade.
The most significant drivers of change in the results of our operations in third quarter 2019 compared with third quarter 2018 were the impact of our two acquisitions in 2019, which drove the overall sales growth but at lower operating margins, an increase in our effective income tax rate in third quarter 2019 versus third quarter 2018, and higher freight and logistics costs.
We acquired Plastic Srl and Taplast S.p.A. ("Taplast") in January 2019 and April 2019, respectively. Plastic Srl is a manufacturer of single-bodied and assembled polymeric caps and closures for use in home care product applications. Taplast is a designer and manufacturer of dispensers, closures and containers for the beauty and personal care, household, and food and beverage packaging end markets. These acquisitions contributed $11.5 million of sales during third quarter 2019 within our Packaging reportable segment, and provide opportunities for future growth, as well as additional manufacturing and engineering capacity, in the European market. The current profit margins of these acquired businesses are below those of our Packaging base product lines. While Plastic Srl and Taplast were accretive to third quarter 2019 operating profit dollars, their relative contribution at a lower margin reduced the overall Packaging reportable segment operating profit margin by more than 100 basis points. We expect, over time, to fully integrate these acquisitions utilizing the TriMas Business Model ("TBM"), achieving planned synergies and improving margins.

Our effective income tax rate for third quarter 2019 and 2018 was 25.9% and 15.4%, respectively. The increase in the rate was primarily a result of recognizing a net tax benefit of approximately $2.7 million in the third quarter of 2018 related to provision to return adjustments for our U.S. Federal tax return, which included an approximate $1.1 million benefit due to additional regulations that were issued in connection with the Tax Cuts and Jobs Act ("Tax Reform Act").
The third significant driver of third quarter 2019 results was an increase of approximately $2.0 million in freight and logistics costs versus third quarter 2018 levels, primarily in our Packaging reportable segment. Approximately half of this increase related to expediting or splitting shipments in order to fulfill committed delivery dates, with the remainder attributable to higher overall freight costs per shipment as well as higher sales volumes.
One additional factor significantly impacting the nine months ended September 30, 2019 versus the nine months ended September 30, 2018 results of operations relates to the first quarter 2018 termination of a legacy liability of approximately $8.2 million, which resulted in a non-cash reduction to corporate office selling, general and administrative expenses. Prior to 2002, we were wholly-owned by Metaldyne Corporation ("Metaldyne"). In connection with the reorganization between TriMas and Metaldyne in June 2002, we assumed certain liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax-related matters, benefit plan liabilities and reimbursements to Metaldyne of normal course payments to be made on TriMas' behalf. Metaldyne and its U.S. subsidiaries filed voluntary petitions in the United States Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code in 2009. In January 2018, the U.S. Bankruptcy Court entered a final decree to close all remaining cases and finalize the Metaldyne bankruptcy distribution trust, effectively terminating any potential obligation by TriMas to Metaldyne.
Another factor impacting the nine months ended September 30, 2019 versus the nine months ended September 30, 2018 results of operations was our settlement of defined benefit obligations in second quarter 2018. During the second quarter of 2018, we purchased an annuity contract to transfer certain retiree defined benefit obligations to an insurance company. The annuity contract was funded by plan assets. We recognized a one-time settlement charge of approximately $2.5 million, which is included in other income (expense), net in the accompanying consolidated statement of income.
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
Certain of our businesses in our Specialty Products reportable segment are sensitive to the demand for natural gas and crude oil in North America. For example, demand for our Arrow Engine business' engine, pump jack and compressor products are impacted by active oil and gas rig counts and wellhead investment activities. In addition, a small portion of our Lamons business serves upstream customers at oil well sites that are impacted by fluctuating oil prices. The majority of the Lamons business provides sealing and fastening products to petrochemical plants and oil refineries, which may or may not decide to incur capital expenditures for their preventive maintenance or capacity expansion activities during times of fluctuating oil prices. Separately, oil-based commodity costs are a significant driver of raw materials and purchased components used within our Packaging reportable segment.

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
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In February 2019, we announced our Board of Directors had authorized the Company to increase the purchase of its common stock up to $75 million in the aggregate.  The previous authorization, approved in November 2015, authorized up to $50 million in share repurchases. In the three and nine months ended September 30, 2019, we purchased 196,128 and 723,528 shares of our outstanding common stock for approximately $5.7 million and $21.1 million, respectively. The total 2019 share repurchases represent nearly 1.6% of our outstanding common shares as of December 31, 2018. During the three and nine months ended September 30, 2018, we purchased 23,191 and 124,138 shares of our outstanding common stock for approximately $0.7 million and $3.6 million, respectively.
In November 2019, we announced the Board of Directors increased the Company's common stock share repurchase authorization to $150 million in the aggregate. The increased authorization includes the value of shares already purchased under the previous authorization. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three months ended September 30,
	2019	As a Percentage of Net Sales	2018	As a Percentage of Net Sales
Net Sales
Packaging	$105,480	44.5%	$95,250	42.6%
Aerospace	43,140	18.3%	40,890	18.3%
Specialty Products	88,210	37.2%	87,640	39.2%
Total	$236,830	100.0%	$223,780	100.0%
Gross Profit
Packaging	$29,580	28.0%	$30,690	32.2%
Aerospace	13,540	31.4%	12,680	31.0%
Specialty Products	18,120	20.5%	18,350	20.9%
Total	$61,240	25.9%	$61,720	27.6%
Selling, General and Administrative Expenses
Packaging	$9,840	9.3%	$8,630	9.1%
Aerospace	5,310	12.3%	5,000	12.2%
Specialty Products	9,720	11.0%	10,020	11.4%
Corporate	7,680	N/A	8,190	N/A
Total	$32,550	13.7%	$31,840	14.2%
Operating Profit (Loss)
Packaging	$19,740	18.7%	$22,060	23.2%
Aerospace	8,230	19.1%	7,680	18.8%
Specialty Products	8,400	9.5%	8,330	9.5%
Corporate	(7,680)	N/A	(8,190)	N/A
Total	$28,690	12.1%	$29,880	13.4%
Depreciation
Packaging	$3,980	3.8%	$2,950	3.1%
Aerospace	1,370	3.2%	1,410	3.4%
Specialty Products	1,460	1.7%	1,340	1.5%
Corporate	70	N/A	60	N/A
Total	$6,880	2.9%	$5,760	2.6%
Amortization
Packaging	$2,390	2.3%	$2,270	2.4%
Aerospace	2,010	4.7%	2,040	5.0%
Specialty Products	550	0.6%	550	0.6%
Corporate	—	N/A	—	N/A
Total	$4,950	2.1%	$4,860	2.2%

The following table summarizes financial information for our reportable segments for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine months ended September 30,
	2019	As a Percentage of Net Sales	2018	As a Percentage of Net Sales
Net Sales
Packaging	$298,310	42.8%	$278,540	41.8%
Aerospace	123,710	17.7%	117,780	17.7%
Specialty Products	275,470	39.5%	269,470	40.5%
Total	$697,490	100.0%	$665,790	100.0%
Gross Profit
Packaging	$90,290	30.3%	$91,550	32.9%
Aerospace	36,680	29.6%	34,160	29.0%
Specialty Products	59,440	21.6%	61,170	22.7%
Total	$186,410	26.7%	$186,880	28.1%
Selling, General and Administrative Expenses
Packaging	$30,270	10.1%	$27,100	9.7%
Aerospace	15,700	12.7%	15,440	13.1%
Specialty Products	30,010	10.9%	32,600	12.1%
Corporate	24,780	N/A	15,130	N/A
Total	$100,760	14.4%	$90,270	13.6%
Operating Profit (Loss)
Packaging	$60,020	20.1%	$64,450	23.1%
Aerospace	20,980	17.0%	18,720	15.9%
Specialty Products	29,430	10.7%	28,570	10.6%
Corporate	(24,780)	N/A	(15,130)	N/A
Total	$85,650	12.3%	$96,610	14.5%
Depreciation
Packaging	$11,040	3.7%	$9,510	3.4%
Aerospace	4,320	3.5%	4,360	3.7%
Specialty Products	4,380	1.6%	4,560	1.7%
Corporate	210	N/A	200	N/A
Total	$19,950	2.9%	$18,630	2.8%
Amortization
Packaging	$7,240	2.4%	$6,840	2.5%
Aerospace	6,020	4.9%	6,100	5.2%
Specialty Products	1,660	0.6%	1,660	0.6%
Corporate	—	N/A	—	N/A
Total	$14,920	2.1%	$14,600	2.2%
Results of Operations
The principle factors impacting us during the three months ended September 30, 2019, compared with the three months ended September 30, 2018, were:

•	the impact of the Plastic Srl and Taplast acquisitions in 2019 within our Packaging reportable segment;

•	the sales and operating profit margin mix impact of sales changes in our various end markets served;

•	higher freight and logistics costs, primarily in our Packaging reportable segment; and

•	a higher effective tax rate in third quarter 2019 compared with third quarter 2018.

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Overall, net sales increased approximately $13.1 million, or 5.8%, to $236.8 million for the three months ended September 30, 2019, as compared with $223.8 million in the three months ended September 30, 2018. The acquisitions of Taplast, in April 2019, and Plastic Srl, in January 2019, contributed approximately $11.5 million of sales in our Packaging reportable segment. Organic sales, excluding the impact of currency exchange, increased approximately $3.0 million. Of this amount, sales increased by approximately $4.0 million related to health, beauty and home care products in our Packaging reportable segment, by $3.6 million related to oil and gas related products in our Specialty Products reportable segment, and by $2.3 million related to fastener product sales in our Aerospace reportable segment. These increases were partially offset by organic sales decreases of approximately $3.1 million related to lower sales of food and beverage products, by $2.2 million related to industrial cylinder products, by $0.8 million related to machined product sales and $0.7 million of industrial closure products. In general, we believe the North American industrial markets are most impacted by uncertainties related to the direct and indirect impact of current and proposed tariffs and other restrictions on trade. In addition, sales were lower by approximately $1.4 million due to net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 25.9% and 27.6% for the three months ended September 30, 2019 and 2018, respectively. While gross profit dollars were relatively flat, gross profit margin decreased, as the margin impact of higher sales levels was more than offset by a less favorable product sales mix, resulting from higher levels of growth in our lower gross margin reportable segments, as well as due to the recent acquisitions yielding lower gross profit margins. Gross profit margin further declined as a result of approximately $2.0 million of higher freight and logistics costs, and by approximately $0.5 million as a result of unfavorable currency exchange.
Operating profit margin (operating profit as a percentage of sales) approximated 12.1% and 13.4% for the three months ended September 30, 2019 and 2018, respectively. Operating profit decreased approximately $1.2 million, or 4.0%, to $28.7 million for the three months ended September 30, 2019, from $29.9 million for the three months ended September 30, 2018. Operating profit and related margin declined, as the impact of higher sales levels was more than offset by a less favorable product sales mix, higher freight and logistics costs, and as a result of unfavorable currency exchange.
Interest expense remained flat at approximately $3.5 million for the three months ended September 30, 2019 and 2018, as there was no significant change in our debt structure, and the majority of the borrowings are at a fixed rate.
Other income (expense), net increased approximately $0.2 million, to $0.6 million of other income, net for the three months ended September 30, 2019, as compared to $0.4 million of other income, net for the three months ended September 30, 2018, primarily due to an increase in gains on transactions denominated in foreign currencies.
The effective income tax rate for the three months ended September 30, 2019 and 2018 was 25.9% and 15.4%, respectively. The increase in the rate was primarily a result of us recognizing a net tax benefit of approximately $2.7 million in the three months ended September 30, 2018 related to provision to return adjustments for our U.S. Federal tax return, which included an approximate $1.1 million benefit due to additional regulations that were issued during the three months ended September 30, 2018 in connection with the Tax Reform Act.
Net income decreased approximately $3.6 million, to $19.1 million for the three months ended September 30, 2019, as compared to $22.7 million for the three months ended September 30, 2018. The decrease in net income was the result of a decrease in operating profit of approximately $1.2 million and an increase in income tax expense of approximately $2.5 million.
See below for a discussion of operating results by segment.
Packaging. Net sales increased approximately $10.2 million, or 10.7%, to $105.5 million in the three months ended September 30, 2019, as compared to $95.3 million in the three months ended September 30, 2018. The acquisitions of Taplast, in April 2019, and Plastic Srl, in January 2019, contributed approximately $11.5 million of sales. Sales of our health, beauty and home care products increased approximately $4.0 million, primarily due to higher demand in North America and Europe. These increases were partially offset by decreases in sales of our food and beverage products of approximately $3.1 million and of our industrial products by approximately $0.7 million, primarily due to lower overall end market demand in North America. Additionally, net sales were lower by approximately $1.4 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.

Packaging's gross profit decreased approximately $1.1 million to $29.6 million, or 28.0% of sales, in the three months ended September 30, 2019, as compared to $30.7 million, or 32.2% of sales, in the three months ended September 30, 2018. Although net sales increased, gross profit declined by approximately $1.7 million due to higher freight and logistics costs and by approximately $0.5 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Gross profit margin further declined due to a less favorable product sales mix, as our acquired companies have lower margins than the Packaging base business. In addition, our health, beauty and home care end market products comprised a larger percentage of net sales in third quarter 2019, and yield a lower gross profit margin than the remainder of this segment.
Packaging's selling, general and administrative expenses increased approximately $1.2 million to $9.8 million, or 9.3% of sales, in the three months ended September 30, 2019, as compared to $8.6 million, or 9.1% of sales, in the three months ended September 30, 2018, primarily due to higher ongoing selling, general and administrative costs associated with our 2019 acquisitions.
Packaging's operating profit decreased approximately $2.4 million to $19.7 million, or 18.7% of sales, in the three months ended September 30, 2019, as compared to $22.1 million, or 23.2% of sales, in the three months ended September 30, 2018, as the impact of increased freight and logistics costs, a less favorable product sales mix and unfavorable foreign currency exchange more than offset the impact of higher sales levels.
Aerospace.    Net sales for the three months ended September 30, 2019 increased approximately $2.2 million, or 5.5%, to $43.1 million, as compared to $40.9 million in the three months ended September 30, 2018, due to steady demand levels for fastener products combined with improved production throughput at our Commerce, California and Ottawa, Kansas manufacturing facilities.
Gross profit within Aerospace increased approximately $0.8 million to $13.5 million, or 31.4% of sales, in the three months ended September 30, 2019, from $12.7 million, or 31.0% of sales, in the three months ended September 30, 2018, primarily due to the higher sales levels as well as the impact of incremental costs and temporary inefficiencies related to finalizing the collective bargaining agreement in our Commerce, California facility during the three months ended September 30, 2018 that did not repeat in the three months ended September 30, 2019.
Selling, general and administrative expenses increased approximately $0.3 million to approximately $5.3 million, or 12.3% of sales, in the three months ended September 30, 2019, as compared to $5.0 million, or 12.2% of sales, in the three months ended September 30, 2018, primarily due to higher employee-related costs to support our sales growth initiatives.
Operating profit within Aerospace increased approximately $0.5 million to $8.2 million, or 19.1% of sales, in the three months ended September 30, 2019, as compared to $7.7 million, or 18.8% of sales in the three months ended September 30, 2018, primarily due to higher sales levels and the impact of incremental costs and inefficiencies related to finalizing the collective bargaining agreement in our Commerce, California facility during the three months ended September 30, 2018 that did not repeat in the three months ended September 30, 2019.
Specialty Products.   Net sales for the three months ended September 30, 2019 increased approximately $0.6 million, or 0.7%, to $88.2 million, as compared to $87.6 million in the three months ended September 30, 2018. Sales of our oil and gas related products increased by approximately $3.6 million, primarily as a result of increased petrochemical and refining-customer demand in North America, which more than offset lower sales of engines, compressors and related parts used in upstream applications due to lower oil and gas drilling investment activity in the U.S. and Canada. This increase was partially offset by approximately $2.2 million lower sales of our industrial cylinder products due to decreased demand for both high pressure and acetylene steel cylinders as a result of customer consolidation and asset cylinder inventory level rebalancing, and approximately $0.8 million lower sales of machined components products.
Gross profit within Specialty Products decreased approximately $0.3 million to $18.1 million, or 20.5% of sales, in the three months ended September 30, 2019, as compared to $18.4 million, or 20.9% of sales, in the three months ended September 30, 2018. Gross profit from the increased sales of our oil and gas related products was more than offset by the impact of lower sales of our industrial and machined components products as well as higher freight and product conversion costs.
Selling, general and administrative expenses within Specialty Products decreased approximately $0.3 million to $9.7 million, or 11.0% of sales, in the three months ended September 30, 2019, as compared to $10.0 million, or 11.4% of sales, in the three months ended September 30, 2018, primarily due to lower personnel costs in third quarter 2019 as compared to third quarter 2018.
Operating profit within Specialty Products increased approximately $0.1 million to $8.4 million, or 9.5% of sales, in the three months ended September 30, 2019, as compared to $8.3 million, or 9.5% of sales, in the three months ended September 30, 2018. Operating profit and related margin was essentially flat, as the impact of higher sales levels in our oil and gas related products and decrease in selling, general and administrative expenses were offset by the impact of decreased sales of our industrial cylinder and machined component products, as well as higher freight and conversion costs in third quarter 2019.

Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended September 30,
	2019	2018
Corporate operating expenses	$5.8	$5.7
Non-cash stock compensation	1.1	1.8
Legacy expenses	0.8	0.7
Corporate expenses	$7.7	$8.2
Corporate expenses decreased approximately $0.5 million to $7.7 million for the three months ended September 30, 2019, from $8.2 million for the three months ended September 30, 2018, primarily due to a decrease in expense related to the timing and estimated attainment of our long-term equity incentive plans in 2019 compared with 2018.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Overall, net sales increased approximately $31.7 million, or 4.8%, to $697.5 million for the nine months ended September 30, 2019, as compared with $665.8 million in the nine months ended September 30, 2018. The acquisitions of Taplast, in April 2019, and Plastic Srl, in January 2019, contributed approximately $23.9 million of sales in our Packaging reportable segment. Organic sales, excluding the impact of currency exchange, increased by approximately $13.4 million. The primary drivers of this increase were approximately $13.1 million higher sales of our Packaging reportable segment's health, beauty and home care products, $8.1 million higher sales in our oil and gas related products within our Specialty Products reportable segment, and $5.9 million higher sales within our Aerospace reportable segment. These increases were partially offset by approximately $9.4 million lower sales of our food and beverage products and $2.6 million lower sales of our industrial products within our Packaging reportable segment, and $1.7 million lower sales of industrial products and our machined components products within our Specialty Products reportable segment. Additionally, net sales were lower by approximately $5.6 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 26.7% and 28.1% for the nine months ended September 30, 2019 and 2018, respectively. Gross profit margin decreased, as the impact of higher sales levels was more than offset by a less favorable product sales mix, resulting from higher levels of growth in our lower gross margin reportable segments, as well as due to the recent acquisitions yielding lower gross profit margins. Gross profit margin further declined due to a $1.1 million reduction in expense in the first nine months of 2018 related to a change in our estimate of future unrecoverable lease obligations for our former Reynosa, Mexico facility that did not repeat in the first nine months of 2019, higher freight and conversion costs in 2019, and as a result of unfavorable currency exchange.
Operating profit margin (operating profit as a percentage of sales) approximated 12.3% and 14.5% for the nine months ended September 30, 2019 and 2018, respectively. Operating profit decreased approximately $11.0 million, or 11.3%, to $85.7 million for the nine months ended September 30, 2019, compared to $96.6 million for the nine months ended September 30, 2018. The primary driver of this year-over-year decrease in operating profit and related margin was an approximately $8.2 million non-cash reduction of our recorded liability to Metaldyne in the first quarter of 2018 following the U.S. Bankruptcy Court's final decree to close all remaining cases and terminate the Metaldyne bankruptcy distribution trust that did not repeat in 2019. Operating profit and related margin further declined as the impact of higher sales levels was more than offset by a less favorable product sales mix, increases in purchase accounting expenses and professional fees supporting corporate development activities, higher freight and conversion costs, and as a result of unfavorable currency exchange.
Interest expense decreased approximately $0.2 million, to $10.5 million, for the nine months ended September 30, 2019, as compared to $10.7 million for the nine months ended September 30, 2018, as a result of a decrease in our variable interest rates and weighted average levels, both related to intra-period revolving credit borrowings.
Other income (expense), net decreased approximately $3.6 million, to $1.3 million of other income, net for the nine months ended September 30, 2019, from $2.3 million of other expense, net for the nine months ended September 30, 2018, primarily due to a one-time charge of $2.5 million related to the settlement of defined benefit obligations in second quarter 2018 that did not repeat in the nine months ended September 30, 2019, and an increase in gains on transactions denominated in foreign currencies.

The effective income tax rate for the nine months ended September 30, 2019 and 2018 was 21.3% and 20.4%, respectively. We recognized a net tax benefit of approximately $2.7 million in the nine months ended September 30, 2018 related to provision to return adjustments for our U.S. Federal tax return, which included an approximate $1.1 million benefit due to additional regulations that were issued during the third quarter of 2018 in connection with the Tax Reform Act. In the nine months ended September 30, 2019, our effective income tax rate reflected certain favorable discrete items that occurred during the first quarter of 2019, including the reversal of uncertain tax benefits for which the statute of limitations expired, excess tax benefits related to share based compensation that vested in first quarter 2019, and a reduction in deferred tax liabilities resulting from the implementation of state tax planning initiatives.
Net income decreased by approximately $6.4 million, to $60.2 million for the nine months ended September 30, 2019, compared to $66.6 million for the nine months ended September 30, 2018. The decrease was primarily the result of a decrease in operating profit of approximately $11.0 million, partially offset by a decrease in other income (expense), net of approximately $3.6 million, a decrease in income tax expense of approximately $0.8 million, and a decrease in interest expense of approximately $0.2 million.
See below for a discussion of operating results by segment.
Packaging.   Net sales increased approximately $19.8 million, or 7.1%, to $298.3 million in the nine months ended September 30, 2019, as compared to $278.5 million in the nine months ended September 30, 2018. The Taplast and Plastic Srl acquisitions contributed approximately $23.9 million in the first nine months of 2019. Sales of our health, beauty and home care products increased approximately $13.1 million, primarily due to higher demand in North America and Europe as well as continued sales growth in Asia. These increases were partially offset by a decrease in sales of our food and beverage products by approximately $9.4 million, primarily due to lower sales of pumps as well as softer overall end market demand in North America. Sales of our industrial products declined by approximately $2.6 million due to lower end market demand in North America. Additionally, net sales were lower by approximately $5.2 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's gross profit decreased approximately $1.3 million to $90.3 million, or 30.3% of sales, in the nine months ended September 30, 2019, as compared to $91.6 million, or 32.9% of sales, in the nine months ended September 30, 2018. Gross profit decreased by approximately $2.2 million related to higher freight costs and by approximately $1.9 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Gross profit margin declined due to a less favorable product sales mix, as the acquired businesses have lower margins than the Packaging base business, impacting gross margin by nearly 100 basis points. In addition, our health, beauty and home care end market products comprised a larger percentage of net sales in the first nine months of 2019 compared to the first nine months of 2018, and yield a lower gross profit margin than sales to our other end markets.
Packaging's selling, general and administrative expenses increased approximately $3.2 million to $30.3 million, or 10.1% of sales, in the nine months ended September 30, 2019, as compared to $27.1 million, or 9.7% of sales, in the nine months ended September 30, 2018, primarily due to higher ongoing selling, general and administrative costs associated with the acquisitions completed in 2019 as well as non-cash purchase accounting-related expenses of approximately $0.8 million related to the write-off of the trade name acquired in the Plastic Srl acquisition that will not be used.
Packaging's operating profit decreased approximately $4.5 million to $60.0 million, or 20.1% of sales, in the nine months ended September 30, 2019, as compared to $64.5 million, or 23.1% of sales, in the nine months ended September 30, 2018, as the impact of a less favorable product sales mix, increased freight costs, higher selling, general and administrative expenses and unfavorable foreign currency exchange more than offset the impact of higher sales levels.
Aerospace.    Net sales for the nine months ended September 30, 2019 increased approximately $5.9 million, or 5.0%, to $123.7 million, as compared to $117.8 million in the nine months ended September 30, 2018, due to steady demand levels for fastener products combined with improved production throughput in the second and third quarters of 2019 at our Commerce, California and Ottawa, Kansas manufacturing facilities.
Gross profit within Aerospace increased approximately $2.5 million to $36.7 million, or 29.6% of sales, in the nine months ended September 30, 2019, from $34.2 million, or 29.0% of sales, in the nine months ended September 30, 2018, primarily due to the higher sales levels and improved production efficiencies. In addition, gross profit improved due to the impact of incremental costs and temporary inefficiencies related to finalizing the collective bargaining agreement in our Commerce, California facility during the nine months ended September 30, 2018 that did not repeat in the nine months ended September 30, 2019.
Selling, general and administrative expenses increased approximately $0.3 million to $15.7 million, or 12.7% of sales, in the nine months ended September 30, 2019, as compared to $15.4 million, or 13.1% of sales, in the nine months ended September 30, 2018, primarily due to approximately $0.4 million of professional fees incurred in the first quarter of 2019 to analyze our standard fastener product line and recommend opportunities to improve.

Operating profit within Aerospace increased approximately $2.3 million to $21.0 million, or 17.0% of sales, in the nine months ended September 30, 2019, as compared to $18.7 million, or 15.9% of sales, in the nine months ended September 30, 2018, primarily due to higher sales levels and improved production efficiencies.
Specialty Products.    Net sales for the nine months ended September 30, 2019 increased approximately $6.0 million, or 2.2%, to $275.5 million, as compared to $269.5 million in the nine months ended September 30, 2018. Sales of our oil and gas related products increased by approximately $8.1 million, primarily as a result of increased petrochemical and refining-customer demand in North America, which more than offset lower sales of engines, compressors and related parts used in upstream applications due to lower drilling investment activity in the U.S. and Canada. Sales of our industrial products decreased by approximately $0.9 million, primarily due to decreased demand for both high pressure and acetylene steel cylinders as a result of customer consolidation and inventory rebalancing, which more than offset increased demand for specialty steel cylinders. In addition, net sales decreased by approximately $0.8 million due to decreased demand of our machined components products and $0.4 million due to net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Specialty Products decreased approximately $1.7 million to $59.4 million, or 21.6% of sales, in the nine months ended September 30, 2019, as compared to $61.2 million, or 22.7% of sales, in the nine months ended September 30, 2018. In second quarter 2018, we reduced our estimate of future unrecoverable lease obligations related to the closure of our former Reynosa, Mexico facility by $1.1 million. This reduction did not repeat in 2019. In addition, gross profit from the increased sales of our oil and gas related products was more than offset by the impact of lower sales of our industrial products and our machined components products as well as higher freight and conversion costs.
Selling, general and administrative expenses within Specialty Products decreased approximately $2.6 million to $30.0 million, or 10.9% of sales, in the nine months ended September 30, 2019, as compared to $32.6 million, or 12.1% of sales, in the nine months ended September 30, 2018, as we have continued to lower spending levels related to upstream oil and gas products as well as industrial cylinders consistent with current lower demand levels. In addition, we incurred approximately $0.7 million of severance and restructuring costs associated with the exit of our Bangalore, India facility in the nine months ended September 30, 2018 that did not repeat in the nine months ended September 30, 2019.
Operating profit within Specialty Products increased approximately $0.9 million to $29.4 million, or 10.7% of sales, in the nine months ended September 30, 2019, as compared to $28.6 million, or 10.6% of sales, in the nine months ended September 30, 2018, primarily due to lower selling, general and administrative spending in the nine months ended September 30, 2019, which was partially offset by higher freight and conversion costs in the nine months ended September 30, 2019 and a reduction in a lease obligation in 2018 that did not repeat in 2019.
Corporate.    Corporate expenses, net consist of the following (dollars in millions):

	Nine months ended September 30,
	2019	2018
Corporate operating expenses	$17.6	$16.9
Non-cash stock compensation	4.1	4.4
Legacy (income) expenses, net	3.1	(6.2)
Corporate expenses, net	$24.8	$15.1
Corporate expenses, net increased approximately $9.7 million to $24.8 million for the nine months ended September 30, 2019, from $15.1 million for the nine months ended September 30, 2018. Legacy (income) expenses, net increased approximately $9.3 million, primarily due to the termination of the liability to Metaldyne in first quarter 2018, which resulted in an approximate $8.2 million non-cash reduction in legacy (income) expenses, net. Corporate operating expenses increased approximately $0.7 million, primarily due to an increase in professional fees related to corporate development activities. Non-cash stock compensation decreased approximately $0.3 million, primarily due to a decrease in expense related to the timing and estimated attainment of our long-term equity incentive plans in 2019 compared with 2018.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were approximately $64.1 million for the nine months ended September 30, 2019, as compared to approximately $83.1 million for the nine months ended September 30, 2018. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:

•
For the nine months ended September 30, 2019, the Company generated approximately $105.9 million of cash, based on the reported net income of approximately $60.2 million and after considering the effects of non-cash items related to depreciation, amortization, loss on dispositions of assets, changes in deferred income taxes, stock-based compensation and other operating activities. For the nine months ended September 30, 2018, the Company generated approximately $113.5 million in cash flows based on the reported net income of approximately $66.6 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $14.5 million and $20.1 million for the nine months ended September 30, 2019 and 2018, respectively. The increased use of cash for each of the nine month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables increased by approximately four days compared to third quarter 2018.

•
We decreased our investment in inventory by approximately $2.3 million for the nine months ended September 30, 2019, while we increased our investment in inventory by approximately $10.8 million for the nine months ended September 30, 2018. In 2018, we increased our inventory investment to buy-ahead on many China-sourced products that were to be subject to tariffs to ensure we had sufficient inventory supply given the sales strength. In 2019, we have been able to remain flat to down in inventory levels, moderating them from higher levels in 2018 even with our sales growth.

•
Increases in prepaid expenses and other assets resulted in a use of cash of approximately $3.7 million for the nine months ended September 30, 2019, while decreases in prepaid expenses and other assets resulted in a source of cash of approximately $7.2 million for the nine months ended September 30, 2018. These changes were primarily as a result of the timing of payments made for income taxes and certain operating expenses.

•
Decreases in accounts payable and accrued liabilities resulted in a use of cash of approximately $25.9 million and $6.7 million for the nine months ended September 30, 2019 and 2018, respectively, primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms. The decrease in accounts payable and accrued liabilities for the nine months ended September 30, 2018 was further impacted by an approximate $8.2 million non-cash reduction in an obligation.

Net cash used for investing activities for the nine months ended September 30, 2019 and 2018 was approximately $90.4 million and $15.6 million, respectively. During the first nine months of 2019, we paid approximately $67.1 million, net of cash acquired, to acquire Plastic Srl and Taplast. We also incurred approximately $23.4 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects. During the first nine months of 2018, we incurred approximately $15.9 million in capital expenditures and received cash from the disposition of property and equipment of approximately $0.3 million.
Net cash used for financing activities for the nine months ended September 30, 2019 and 2018 was approximately $23.9 million and $15.4 million, respectively. During the first nine months of 2019, we received proceeds from borrowings, net of repayments, of approximately $0.5 million on our revolving credit facilities. We also purchased approximately $21.1 million of outstanding common stock and used a net cash amount of approximately $3.2 million related to our stock compensation arrangements. During the first nine months of 2018, we made net repayments of approximately $9.4 million on our revolving credit facilities. We also purchased approximately $3.6 million of outstanding common stock and used a net cash amount of approximately $2.4 million related to our stock compensation arrangements.

Our Debt and Other Commitments
The $300.0 million aggregate principal amount of senior notes accrue interest at a rate of 4.875% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2018 ("Senior Notes"). The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis by certain named subsidiaries of the Company (each a "Guarantor" and collectively the "Guarantors"). The Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. For the nine months ended September 30, 2019, our consolidated subsidiaries that do not guarantee the Senior Notes represented approximately 16% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented approximately 31% and 13% of the total guarantor and non-guarantor assets and liabilities, respectively, as of September 30, 2019, treating the guarantor and non-guarantor subsidiaries each as a consolidated group and excluding intercompany transactions between such groups.
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
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of September 30, 2019. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 1.48 to 1.00 at September 30, 2019. Our permitted senior secured net leverage ratio under the Credit Agreement is 3.50 to 1.00 as of September 30, 2019. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted senior secured net leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual senior secured net leverage ratio was not meaningful at September 30, 2019. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of September 30, 2019. Our actual interest expense coverage ratio was 15.45 to 1.00 at September 30, 2019. At September 30, 2019, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended September 30, 2019 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended September 30, 2019
Net income	$76,930
Bank stipulated adjustments:
Interest expense	13,700
Income tax expense	22,150
Depreciation and amortization	45,660
Non-cash compensation expense(1)	6,900
Other non-cash expenses or losses	4,700
Non-recurring expenses or costs(2)	4,190
Extraordinary, non-recurring or unusual gains or losses	3,010
Business and asset dispositions	220
Permitted acquisitions	2,800
Casualty or business interruption expenses covered and reimbursed by insurance	460
Consolidated Bank EBITDA, as defined	$180,720

	September 30, 2019
Total Indebtedness, as defined(3)	$266,740
Consolidated Bank EBITDA, as defined	180,720
Total net leverage ratio	1.48	x
Covenant requirement	4.00	x

	September 30, 2019
Total Senior Secured Indebtedness(4)	$(37,210)
Consolidated Bank EBITDA, as defined	180,720
Senior secured net leverage ratio	n/m	x
Covenant requirement	3.50	x

Twelve Months Ended September 30, 2019
Interest expense	$13,700
Bank stipulated adjustments:
Interest income	(880)
Non-cash amounts attributable to amortization of financing costs	(1,120)
Total Consolidated Cash Interest Expense, as defined	$11,700

	September 30, 2019
Consolidated Bank EBITDA, as defined	$180,720
Total Consolidated Cash Interest Expense, as defined	11,700
Actual interest expense coverage ratio	15.45	x
Covenant requirement	3.00	x
_____________________________

(1)	Non-cash compensation expenses resulting from the grant of equity awards.

(2)	Non-recurring costs and expenses relating to diligence and transaction costs, purchase accounting costs, severance, relocation, restructuring and curtailment expenses.

(3)	Includes $4.0 million of acquisition deferred purchase price.

(4)	Senior secured indebtedness is negative at September 30, 2019 due to the deduction of certain unrestricted cash and unrestricted permitted investments as allowed under the Credit Agreement.
During the three months ended March 31, 2018, we terminated our $75.0 million accounts receivable facility, under which we had the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company.
At September 30, 2019, we had no amounts outstanding under our revolving credit facility and had approximately $284.1 million potentially available after giving effect to approximately $15.9 million of letters of credit issued and outstanding. At December 31, 2018, we had no amounts outstanding under our revolving credit facility and had approximately $284.9 million potentially available after giving effect to approximately $15.1 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of leverage restrictions contained in the Credit Agreement, as of September 30, 2019 and December 31, 2018, we had approximately $284.1 million and $284.9 million, respectively, of borrowing capacity available for general corporate purposes.
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
Our weighted average borrowings during the first nine months of 2019 approximated $335.3 million, compared to approximately $320.2 million during the first nine months of 2018, as we effectively redeployed the cash generated by our operations over this time period into two bolt-on acquisitions, capital investments in our business and repurchases of our common stock.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. While the majority of our cash on hand as of September 30, 2019 is located in jurisdictions outside the U.S., given available funding under our revolving credit facility of $284.1 million at September 30, 2019 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future.
We are subject to variable interest rates on our revolving credit facility. At September 30, 2019, 1-Month LIBOR approximated 2.02%. At September 30, 2019, we had no amounts outstanding on our revolving credit facility and therefore no variable rate-based borrowings outstanding.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases, and annual rent expense for continuing operations related thereto approximated $12.3 million in 2018. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
In February 2019, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $75 million in the aggregate.  The previous authorization, approved in November 2015, authorized up to $50 million in share repurchases.  In the three and nine months ended September 30, 2019, we purchased 196,128 and 723,528 shares of our outstanding common stock for an aggregate purchase price of approximately $5.7 million and $21.1 million, respectively.

In November 2019, we announced the Board of Directors increased the Company's common stock share repurchase authorization to $150 million in the aggregate. The increased authorization includes the value of shares already purchased under the previous authorization. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions and other factors.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of September 30, 2019, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $102.9 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 10, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
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
Outlook
While third quarter macroeconomic and end market conditions were challenging, particularly in the North American industrial and oil and gas end markets we serve, we believe we were able to mitigate much of the impact by continuing to operate under the TriMas Business Model, which provides the standardized set of processes that we follow to drive results across our multi-industry set of businesses. Despite these challenging conditions, we experienced year-over-year third quarter increases in sales in each of our three reportable segments, driven by the results of both of our 2019 Packaging acquisitions and strong demand in our TriMas Aerospace and Lamons businesses.
We believe we remain positioned to capitalize on available market growth opportunities, as well as have instilled a culture of Kaizen and continuous improvement to generate additional production efficiencies and cost savings. We are not anticipating improvements in our end markets, particularly given economic uncertainty around direct and indirect impacts of foreign trade policies. We will continue our efforts to mitigate the impact of external factors, while focusing on the aspects of our business that we can control.
We will continue to prioritize and pursue growth programs, particularly in our Packaging and Aerospace reportable segments, where we have many initiatives underway that we expect will benefit us in the future. We will also continue to ensure our cost structures remain aligned with customer demand in the end markets we serve, most notably in our Specialty Products reportable segment, where end market conditions in the third quarter of 2019 were increasingly challenging. We expect to leverage the tenets of the TriMas Business Model to achieve our growth plans, execute continuous improvement initiatives to offset inflationary pressures, and seek lower-cost sources for input costs, all while continuously assessing our manufacturing footprint, productivity and fixed-cost structure.

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
During the quarter ended September 30, 2019, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2018.

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
Evaluation of disclosure controls and procedures
As of September 30, 2019, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 12, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2018 Form 10-K except for the following:
Portfolio strategy execution - Our success depends on achieving our strategic and financial objectives, including the sale of our Lamons business
As previously announced, we entered into a definitive agreement to sell our Lamons business to First Reserve, a private equity firm focused on energy investing, for approximately $135 million in cash, subject to customary working capital and purchase price adjustments. Lamons, a leading provider of industrial sealing and fastener solutions in the petrochemical, petroleum refining, midstream energy transportation, upstream oil and gas, metropolitan water and wastewater management end markets, is currently part of our Specialty Products reportable segment and generated approximately $186 million in net sales for the twelve months ended September 30, 2019. We will report Lamons' results of operations as discontinued operations beginning in the fourth quarter of 2019.
Consummation of the sale is subject to the satisfaction or waiver of customary closing conditions. Net proceeds that we expect to receive from the sale of our Lamons business are an important source of cash flow for us as part of our strategic and financial planning. As we seek to sell or separate certain assets, equity interests or businesses, we may encounter difficulty in finding buyers, managing interdependencies across multiple transactions and other Company initiatives, implementing separation plans or executing alternative exit strategies on acceptable terms, which could delay or prevent the accomplishment of our strategic and financial objectives.
We may dispose of assets or businesses at a price or on terms that are less favorable than we had anticipated, or with the exclusion of assets that must be divested or run off separately. We may also face limitations in the form of regulatory or governmental approvals that prevent certain prospective purchasers from completing transactions with us or delay us from executing transactions on our preferred timeline, or arising from our debt or other contractual obligations that limit our ability to complete certain asset or business dispositions. Moreover, the effect of planned transactions over time will reduce our cash flow and earnings capacity and result in a less diversified portfolio of businesses, and we will have a greater dependency on remaining businesses for our financial results. Executing on these transactions can divert senior management time and resources from other pursuits. Dispositions or other business separations may also involve continued financial involvement in the divested business, such as through continuing equity ownership, transition service agreements, guarantees, indemnities or other current or contingent financial obligations or liabilities. Under these arrangements, performance by the divested businesses or other conditions outside our control could materially affect our future financial results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2019 to July 31, 2019	—	$—	—	$47,433,785
August 1, 2019 to August 31, 2019	173,342	$28.89	173,342	$42,425,947
September 1, 2019 to September 30, 2019	22,786	$28.98	22,786	$41,765,550
Total	196,128	$28.90	196,128	$41,765,550
__________________________

(1)
In February 2019, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $75 million in the aggregate from its previous authorization of $50 million. Pursuant to this share repurchase program, during the three months ended September 30, 2019, the Company repurchased 196,128 shares of its common stock at a cost of approximately $5.7 million. In November 2019, the Company announced its Board of Directors increased the Company's common stock share repurchase authorization to $150 million in the aggregate. The increased authorization includes the value of shares already purchased under the previous authorization. The share repurchase program is effective and has no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits
Exhibits Index:

3.1
Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation (Incorporated by reference to the Exhibits filed with TriMas Corporation's Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 001-10716)).

3.2
Third Amended and Restated By-laws of TriMas Corporation (Incorporated by reference to the Exhibits filed with TriMas Corporation's Current Report on Form 8-K filed on December 18, 2015 (File No. 001-10716)).

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
101
The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ ROBERT J. ZALUPSKI

Date:	November 4, 2019	By:	Robert J. Zalupski Chief Financial Officer