Form 10-Q
period 2020-03-31
TRIMAS CORP
filed 2020-04-30
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	March 31, 2020
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 22, 2020, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 43,409,552 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to: the severity and duration of the ongoing corona virus (“COVID-19”) pandemic on our operations, customers and suppliers, as well as related actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict; general economic and currency conditions; material and energy costs; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; competitive factors; future trends; our ability to realize our business strategies; our ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; information technology and other cyber-related risks; the performance of our subcontractors and suppliers; supply constraints; market demand; intellectual property factors; litigation; government and regulatory actions, including, without limitation, the impact of tariffs, quotas and surcharges; our leverage; liabilities imposed by our debt instruments; labor disputes; changes to fiscal and tax policies; contingent liabilities relating to acquisition activities; the disruption of operations from catastrophic or extraordinary events, including natural disasters or public health crises; the potential impact of Brexit; tax considerations relating to the Cequent spin-off; our future prospects; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019 and elsewhere in this report. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	March 31, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$206,110	$172,470
Receivables, net of reserves of approximately $2.4 million and $2.1 million as of March 31, 2020 and December 31, 2019, respectively	122,580	108,860
Inventories	140,420	132,660
Prepaid expenses and other current assets	16,230	20,050
Total current assets	485,340	434,040
Property and equipment, net	208,440	214,330
Operating lease right-of-use assets	29,490	27,850
Goodwill	375,670	334,640
Other intangibles, net	193,260	161,390
Deferred income taxes	3,630	500
Other assets	24,590	19,950
Total assets	$1,320,420	$1,192,700
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$59,460	$72,670
Accrued liabilities	39,660	42,020
Operating lease liabilities, current portion	5,380	5,100
Total current liabilities	104,500	119,790
Long-term debt, net	444,980	294,690
Operating lease liabilities	24,440	23,100
Deferred income taxes	32,820	16,830
Other long-term liabilities	38,220	40,810
Total liabilities	644,960	495,220
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 43,409,552 shares at March 31, 2020 and 44,562,679 shares at December 31, 2019	430	450
Paid-in capital	751,440	782,880
Accumulated deficit	(66,730)	(79,850)
Accumulated other comprehensive loss	(9,680)	(6,000)
Total shareholders' equity	675,460	697,480
Total liabilities and shareholders' equity	$1,320,420	$1,192,700

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended March 31,
	2020	2019
Net sales	$182,790	$173,370
Cost of sales	(136,420)	(126,580)
Gross profit	46,370	46,790
Selling, general and administrative expenses	(26,540)	(26,990)
Operating profit	19,830	19,800
Other expense, net:
Interest expense	(3,580)	(3,440)
Other expense, net	(80)	(570)
Other expense, net	(3,660)	(4,010)
Income before income tax expense	16,170	15,790
Income tax expense	(3,050)	(1,240)
Income from continuing operations	13,120	14,550
Income from discontinued operations, net of tax	—	4,540
Net income	$13,120	$19,090
Basic earnings per share:
Continuing operations	$0.30	$0.32
Discontinued operations	—	0.10
Net income per share	$0.30	$0.42
Weighted average common shares—basic	44,201,053	45,578,815
Diluted earnings per share:
Continuing operations	$0.30	$0.32
Discontinued operations	—	0.10
Net income per share	$0.30	$0.42
Weighted average common shares—diluted	44,470,472	45,992,182

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2020	2019
Net income	$13,120	$19,090
Other comprehensive income (loss):
Defined benefit plans (Note 16)	150	100
Foreign currency translation	(8,260)	700
Derivative instruments (Note 10)	4,430	2,220
Total other comprehensive income (loss)	(3,680)	3,020
Total comprehensive income	$9,440	$22,110

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$13,120	$19,090
Income from discontinued operations	—	4,540
Income from continuing operations	13,120	14,550
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, net of acquisition impact:
Loss on dispositions of assets	50	10
Depreciation	6,660	5,690
Amortization of intangible assets	4,850	4,630
Amortization of debt issue costs	290	280
Deferred income taxes	2,570	2,210
Non-cash compensation expense	1,940	1,320
Increase in receivables	(10,610)	(4,530)
Increase in inventories	(110)	(420)
Increase in prepaid expenses and other assets	(110)	(860)
Decrease in accounts payable and accrued liabilities	(14,780)	(7,980)
Other operating activities	(470)	150
Net cash provided by operating activities of continuing operations	3,400	15,050
Net cash used for operating activities of discontinued operations	—	(6,970)
Net cash provided by operating activities, net of acquisition impact	3,400	8,080
Cash Flows from Investing Activities:
Capital expenditures	(3,930)	(6,230)
Acquisition of businesses, net of cash acquired	(84,270)	(22,270)
Net proceeds from disposition of business, property and equipment	1,880	—
Net cash used for investing activities of continuing operations	(86,320)	(28,500)
Net cash used for investing activities of discontinued operations	—	(410)
Net cash used for investing activities	(86,320)	(28,910)
Cash Flows from Financing Activities:
Proceeds from borrowings on revolving credit facilities	198,290	26,250
Repayments of borrowings on revolving credit facilities	(48,330)	(25,870)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(1,830)	(2,620)
Payments to purchase common stock	(31,570)	(670)
Net cash provided by (used for) financing activities of continuing operations	116,560	(2,910)
Net cash provided by financing activities of discontinued operations	—	—
Net cash provided by (used for) financing activities	116,560	(2,910)
Cash and Cash Equivalents:
Increase (decrease) for the period	33,640	(23,740)
At beginning of period	172,470	108,150
At end of period	$206,110	$84,410
Supplemental disclosure of cash flow information:
Cash paid for interest	$370	$300
Cash paid for taxes	$1,850	$1,870

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Three Months Ended March 31, 2020 and 2019
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2019	$450	$782,880	$(79,850)	$(6,000)	$697,480
Net income	—	—	13,120	—	13,120
Other comprehensive loss	—	—	—	(3,680)	(3,680)
Purchase of common stock	(20)	(31,550)	—	—	(31,570)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,830)	—	—	(1,830)
Non-cash compensation expense	—	1,940	—	—	1,940
Balances, March 31, 2020	$430	$751,440	$(66,730)	$(9,680)	$675,460

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2018	$460	$816,500	$(179,660)	$(16,850)	$620,450
Net income	—	—	19,090	—	19,090
Other comprehensive income	—	—	—	3,020	3,020
Purchase of common stock	—	(670)	—	—	(670)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,620)	—	—	(2,620)
Non-cash compensation expense	—	1,320	—	—	1,320
Impact of accounting standards adoption	—	—	1,190	(1,270)	(80)
Balances, March 31, 2019	$460	$814,530	$(159,380)	$(15,100)	$640,510

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, designs, engineers and manufactures innovative products under leading brand names for customers primarily in the consumer products, aerospace & defense, and industrial markets.
In the first quarter of 2020, TriMas began reporting its machined components operations, located in Stanton, California and Tolleson, Arizona, as part of its Aerospace segment. The operations were previously reported in the Specialty Products segment. The move of these operations into TriMas Aerospace facilitates a more rapid approach to achieving anticipated synergies from the recent RSA Engineered Products ("RSA") acquisition, allowing the Company to better leverage the machining competencies and resources across its aerospace businesses. See Note 13, "Segment Information," for further information on each of the Company's reportable segments.
In addition, on December 20, 2019, the Company completed the sale of its Lamons division (“Lamons”), a transaction entered into with an investment fund sponsored by First Reserve on November 1, 2019. Lamons was sold for approximately $135 million in cash. The financial results of Lamons were previously reported within the Company's Specialty Products segment, and are presented as discontinued operations for all periods presented in the financial statements attached hereto.
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. The preparation of financial statements also requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results may differ from such estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the ongoing outbreak of a new strain of the coronavirus (“COVID-19”). While the full impact of COVID-19 is unknown and cannot be reasonably estimated at this time, the Company has made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, the Company's consolidated financial statements may be materially affected.
Results of operations for interim periods are not necessarily indicative of results for the full year, and certain prior year amounts have been reclassified to conform to current year presentation. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2019 Annual Report on Form 10-K.
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
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"), which simplifies the test for goodwill impairment by eliminating the requirement to perform a hypothetical purchase price allocation to measure the amount of goodwill impairment. The Company adopted ASU 2017-04 on January 1, 2020. The adoption of ASU 2017-04 did not have a material impact on the Company's consolidated financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3. Discontinued Operations
On December 20, 2019, the Company completed the sale of Lamons to two wholly-owned subsidiaries of an investment fund sponsored by First Reserve, pursuant to an Asset and Stock Purchase Agreement dated as of November 1, 2019 (the “Purchase Agreement”), for a purchase price of $135 million, subject to certain adjustments as set forth in the Purchase Agreement. The transaction was finalized in the first quarter of 2020 and resulted in a $1.8 million payment to the Company.
The Company's historical results for Lamons are shown in the accompanying consolidated statement of income as a discontinued operation. Results of discontinued operations are summarized as follows (dollars in thousands):

Three months ended March 31,
2019
Net sales	$47,920
Cost of sales	(34,890)
Gross profit	13,030
Selling, general and administrative expenses	(6,980)
Operating profit	6,050
Other expense, net	(110)
Income from discontinued operations, before income taxes	5,940
Income tax expense	(1,400)
Income from discontinued operations, net of tax	$4,540

4. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Three months ended March 31,
Customer Markets	2020	2019
Consumer Products	$76,270	$67,490
Aerospace & Defense	48,920	45,580
Industrial	57,600	60,300
Total net sales	$182,790	$173,370

The Company’s Packaging segment earns revenues from the consumer products (comprised of the beauty and personal care, home care, food and beverage, and health, including pharmaceutical and nutraceutical submarkets) and industrial markets. The Aerospace segment earns revenues from the aerospace & defense market (comprised of commercial, regional and business jet and military submarkets). The Specialty Products segment earns revenues from a variety of submarkets within the industrial market.
5. Acquisitions
2020 Acquisitions
On February 27, 2020, the Company acquired RSA Engineered Products, a manufacturer of complex, highly-engineered and proprietary ducting, connectors and related products for air management systems used in aerospace and defense applications, for an aggregate amount of approximately $84.3 million, net of cash acquired, subject to normal course adjustments. The fair value of assets acquired and liabilities assumed included approximately $80.2 million of goodwill and intangible assets, $10.1 million of net working capital, $2.1 million of property and equipment, and $8.7 million of net deferred tax liabilities. RSA, which is reported in the Company's Aerospace segment, is located in Simi Valley, California and historically generated approximately $30 million in annual revenue.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In connection with the acquisition of RSA, the Company recorded approximately $0.5 million of non-cash purchase accounting-related expenses during the three months ended March 31, 2020 within cost of sales related to the step-up in value and subsequent sale of inventory.
2019 Acquisitions
In April 2019, the Company acquired Taplast S.p.A. ("Taplast"), a designer and manufacturer of dispensers, closures and containers for the beauty and personal care, home care, and food and beverage packaging markets, for an aggregate amount of approximately $44.7 million, net of cash acquired. With manufacturing locations in both Italy and Slovakia, Taplast serves markets in Europe and North America and historically generated approximately $32 million in annual revenue. Taplast is reported in the Company's Packaging segment.
In January 2019, the Company acquired Plastic Srl, a manufacturer of single-bodied and assembled polymeric caps and closures for use in home care products, for an aggregate amount of approximately $22.4 million, net of cash acquired. Located in Italy, Plastic Srl serves the home care market throughout Italy and other European countries and historically generated approximately $12 million in annual revenue. Plastic Srl is reported in the Company's Packaging segment.
In connection with the acquisition of Plastic Srl, the Company recorded approximately $1.0 million of non-cash purchase accounting-related expenses during the three months ended March 31, 2019, of which approximately $0.9 million was recognized within selling, general and administrative expenses, primarily related to the write-off of the Plastic Srl trade name acquired that will not be used. In addition, approximately $0.1 million was recognized during the three months ended March 31, 2019, within cost of sales related to the step-up in value and subsequent sale of inventory.
6. Goodwill and Other Intangible Assets
The Company assesses goodwill and other intangible assets for impairment on an annual basis as of October 1, and more frequently if there are changes in the business climate or as a result of a triggering event taking place. The Company considered the current and potential future market and economic impacts that may result from the COVID-19 crisis, including its impact on the Company's reporting units, and also assessed the change in its market capitalization during the first quarter of 2020. Based on this review, and after consideration of the historical excess in fair value over carrying value within the Company's reporting units, the Company determined that there was not a triggering event which would require an interim impairment test to be performed.
In the first quarter of 2020, the Company began reporting its machined products operations within the Aerospace segment. These operations were previously reported in the Company's Specialty Products segment. As a result of the reporting structure change, goodwill of approximately $12.7 million was reassigned from the Specialty Products segment to the Aerospace segment.
Changes in the carrying amount of goodwill for the three months ended March 31, 2020 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2019	$181,650	$133,690	$19,300	$334,640
Goodwill from acquisitions	—	43,260	—	43,260
Goodwill reassigned in segment realignment	—	12,740	(12,740)	—
Foreign currency translation and other	(2,230)	—	—	(2,230)
Balance, March 31, 2020	$179,420	$189,690	$6,560	$375,670

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of March 31, 2020		As of December 31, 2019
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$100,000	$(51,740)	$73,860	$(49,910)
Customer relationships, 15 – 25 years	122,280	(57,620)	122,280	(56,010)
Total customer relationships	222,280	(109,360)	196,140	(105,920)
Technology and other, 1 – 15 years	54,060	(30,480)	52,430	(29,790)
Technology and other, 17 – 30 years	43,300	(38,120)	43,300	(37,620)
Total technology and other	97,360	(68,600)	95,730	(67,410)
Indefinite-lived intangible assets:
Trademark/Trade names	51,580	—	42,850	—
Total other intangible assets	$371,220	$(177,960)	$334,720	$(173,330)

Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended March 31,
	2020	2019
Technology and other, included in cost of sales	$1,210	$1,200
Customer relationships, included in selling, general and administrative expenses	3,640	3,430
Total amortization expense	$4,850	$4,630

7. Inventories
Inventories consist of the following components (dollars in thousands):

	March 31, 2020	December 31, 2019
Finished goods	$72,880	$68,350
Work in process	33,930	30,560
Raw materials	33,610	33,750
Total inventories	$140,420	$132,660

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	March 31, 2020	December 31, 2019
Land and land improvements	$19,000	$19,110
Buildings	84,930	84,880
Machinery and equipment	323,120	326,990
	427,050	430,980
Less: Accumulated depreciation	218,610	216,650
Property and equipment, net	$208,440	$214,330

Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended March 31,
	2020	2019
Depreciation expense, included in cost of sales	$6,360	$5,430
Depreciation expense, included in selling, general and administrative expenses	300	260
Total depreciation expense	$6,660	$5,690

9. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	March 31, 2020	December 31, 2019
4.875% Senior Notes due October 2025	$300,000	$300,000
Credit Agreement	150,000	—
Debt issuance costs	(5,020)	(5,310)
Long-term debt, net	$444,980	$294,690

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
The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. At March 31, 2020, the Company had $150.0 million outstanding under its revolving credit facility and had approximately $131.2 million potentially available after giving effect to approximately $18.8 million of letters of credit issued and outstanding. At December 31, 2019, the Company had no amounts outstanding under its revolving credit facility and had approximately $283.9 million potentially available after giving effect to approximately $16.1 million of letters of credit issued and outstanding. The Company's borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of March 31, 2020 and December 31, 2019. In March 2020, the Company drew $150 million on its revolving credit facility to defend against potential uncertainty or liquidity issues in the financial markets as a result of the COVID-19 crisis.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At March 31, 2020, the Company was in compliance with its financial covenants contained in the Credit Agreement.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Debt
The valuations of the Senior Notes and other debt were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$300,000	$284,470	$300,000	$309,000
Revolving credit facility	150,000	150,000	—	—

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
As of March 31, 2020 and December 31, 2019, the fair value carrying amount of the Company's derivative instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	March 31, 2020	December 31, 2019
Net Investment Hedges
Cross-currency swaps	Other assets	$10,400	$4,460

The following table summarizes the income recognized in accumulated other comprehensive income (loss) ("AOCI") on derivative contracts designated as hedging instruments as of March 31, 2020 and December 31, 2019, and the amounts reclassified from AOCI into earnings for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
				Three months ended March 31,
	As of March 31, 2020	As of December 31, 2019	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	2020	2019
Net Investment Hedges
Cross-currency swaps	$8,660	$4,230	Other income (expense), net	$—	$—

Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivatives Not Designated as Hedging Instruments
As of March 31, 2020, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of approximately $77.3 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, British pound and the Chinese yuan, and have various settlement dates through September 2020. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of income.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of income (dollars in thousands):

		Amount of Loss Recognized in Earnings on Derivatives
		Three months ended March 31,
	Location of Loss Recognized in Earnings on Derivatives	2020	2019
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other expense, net	$(70)	$—

Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Cross-currency swaps	Recurring	$10,400	$—	$10,400	$—
Foreign exchange contracts	Recurring	$(790)	$—	$(790)	$—
December 31, 2019
Cross-currency swaps	Recurring	$4,460	$—	$4,460	$—
Foreign exchange contracts	Recurring	$(770)	$—	$(770)	$—

11. Leases
The Company leases certain equipment and facilities under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; expense related to these leases is recognized on a straight-line basis over the lease term.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The components of lease expense are as follows (dollars in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	$1,650	$1,520
Short-term, variable and other lease costs	310	240
Total lease cost	$1,960	$1,760

Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)
2020 (excluding the three months ended March 31, 2020)	$5,110
2021	6,100
2022	5,340
2023	4,530
2024	3,780
Thereafter	10,790
Total lease payments	35,650
Less: Imputed interest	(5,830)
Present value of lease liabilities	$29,820
__________________________

(a)
The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.

The weighted-average remaining lease term of the Company's operating leases as of March 31, 2020 is approximately 6.6 years. The weighted-average discount rate as of March 31, 2020 is approximately 4.9%.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $1.7 million and $1.6 million during the three months ended March 31, 2020 and 2019, respectively, and is included in cash flows provided by operating activities in the consolidated statement of cash flows.
Right-of-use assets obtained in exchange for lease liabilities were approximately $2.9 million, primarily due to the acquisition of RSA, and $0.1 million during the three months ended March 31, 2020 and 2019, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12. Commitments and Contingencies
Asbestos
As of March 31, 2020, the Company was a party to 348 pending cases involving an aggregate of 4,719 claims primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by Lamons and certain other related subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, excluding amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Three Months Ended March 31, 2020	4,759	54	89	5	4,719	$56,000	$650,000
Fiscal Year Ended December 31, 2019	4,820	143	172	32	4,759	$16,616	$2,250,000

In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,719 claims pending at March 31, 2020, 55 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At March 31, 2020, of the 55 claims that set forth specific amounts, there was one claim seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	10	45

In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.
Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 25 years ago, have been approximately $9.7 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. The Company's primary insurance exhausted in November 2018, and the Company will be solely responsible for defense costs and indemnity payments prior to the commencement of coverage under this agreement, the duration of which would be subject to the scope of damage awards and settlements paid.

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
13. Segment Information
TriMas reports its operations in three reportable segments: Packaging, Aerospace, and Specialty Products. Each of these segments has discrete financial information that is regularly evaluated by TriMas' president and chief executive officer (chief operating decision maker) in determining resource, personnel and capital allocation, as well as assessing strategy and performance. The Company utilizes its proprietary TriMas Business Model as a standardized set of processes to manage and drive results and strategy across its multi-industry businesses.
Within each of the Company's reportable segments, there are no individual products or product families for which reported net sales accounted for more than 10% of the Company's consolidated net sales. See below for more information regarding the types of products and services provided within each reportable segment:
Packaging – The Packaging segment, which consists primarily of the Rieke®, Taplast and Stolz brands, develops and manufactures a broad array of dispensing products (such as foaming pumps, lotion and soap pumps, beverage dispensers, perfume sprayers, nasal sprayers and trigger sprayers), polymeric and steel caps and closures (such as food lids, flip-top closures, child resistance caps, drum closures and flexible spouts), and polymeric jar products for a variety of consumer products submarkets including, but not limited to, beauty and personal care, home care, food and beverage, and health (including pharmaceutical and nutraceutical), as well as the industrial market.
Aerospace – The Aerospace segment, which includes the Monogram Aerospace Fasteners™, Allfast Fastening Systems®, Mac Fasteners™, RSA Engineered Products and Martinic Engineering™ brands, develops, qualifies and manufactures highly-engineered, precision fasteners and machined products and assemblies to serve the aerospace and defense market.
Specialty Products – The Specialty Products segment, which includes the Norris Cylinder™ and Arrow® Engine brands, designs, manufactures and distributes highly-engineered steel cylinders, wellhead engines and compression systems for use within industrial markets.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows (dollars in thousands):

	Three months ended March 31,
	2020	2019
Net Sales
Packaging	$100,050	$88,840
Aerospace	48,920	45,580
Specialty Products	33,820	38,950
Total	$182,790	$173,370
Operating Profit (Loss)
Packaging	$18,280	$17,640
Aerospace	5,080	5,810
Specialty Products	3,430	4,700
Corporate	(6,960)	(8,350)
Total	$19,830	$19,800

14. Equity Awards
Stock Options
The Company did not grant any stock option awards during the three months ended March 31, 2020. Information related to stock options at March 31, 2020 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	150,000	$17.87
Granted	—	—
Exercised	—	—
Cancelled	—	—
Expired	—	—
Outstanding at March 31, 2020	150,000	$17.87	6.3	$784,500

As of March 31, 2020, 150,000 stock options outstanding were exercisable under the Company's long-term equity incentive plans. As of March 31, 2020, there was no unrecognized compensation cost related to stock options remaining.
The Company recognized no stock-based compensation expense related to stock options during the three months ended March 31, 2020 and approximately$0.1 million in the three months ended March 31, 2019. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the three months ended March 31, 2020:

•	Granted 178,666 RSUs to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company; and

•
Granted 30,590 RSUs to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date.

•
Issued 986 RSUs related to director fee deferrals during the three months ended March 31, 2020 as certain of the Company's directors elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.

During the three months ended March 31, 2020, the Company awarded 113,146 performance-based RSUs to certain Company key employees which vest three years from the grant date as long as the employee remains with the Company. These awards are earned 50% based upon the Company's achievement of an earnings per share compound annual growth rate ("EPS CAGR") metric over a period beginning January 1, 2020 and ending December 31, 2022. The remaining 50% of the awards are earned based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group, measured over the performance period. TSR is calculated as the Company's average closing stock price for the 20 trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20 trading days prior to the start of the performance period. The Company estimates the grant-date fair value subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk-free rate of 0.56% and annualized volatility of 26.2%. Depending on the performance achieved for these two metrics, the amount of shares earned, if any, can vary for each metric from 0% of the target award to a maximum of 200% of the target award.
In addition, the Company awarded 87,034 performance-based RSUs to certain Company key divisional employees which vest three years from the grant date as long as the employee remains with the Company. These awards are earned based upon the Company's stock price performance over the period from January 1, 2020 and ending December 31, 2022. The stock price achievement is calculated based on the Company's average closing stock price for each quarter end for the 20 trading days up to and including March 31, June 30, September 30, and December 31, 2022, respectively. The Company estimates the grant-date fair value subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk-free rate of 0.85% and annualized volatility of 25.2%. Depending on the performance achieved for this metric, the amount of shares earned if any, can vary from 0% of the target award to a maximum of 160% of the target award, although it automatically is earned at the target award level if the Company's stock price is equal to or greater than a specified stock price for either five consecutive trading days or 20 total trading days during the performance period.
During 2017, the Company awarded performance-based RSUs to certain Company key employees which were earned based upon the Company's TSR relative to the TSR of the common stock of a pre-defined industry peer-group and measured over a period beginning January 1, 2017 and ending on December 31, 2019. Depending on the performance achieved, the amount of shares earned could vary from 0% of the target award to a maximum of 200% of the target award. The Company attained 127.4% of the target, resulting in an increase of 27,567 shares during the three months ended March 31, 2020.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Information related to RSUs at March 31, 2020 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	622,528	$30.77
Granted	437,989	21.30
Vested	(172,496)	27.86
Cancelled	(4,382)	31.57
Outstanding at March 31, 2020	883,639	$26.91	1.6	$20,412,061

As of March 31, 2020, there was approximately $14.3 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 2.4 years.
The Company recognized stock-based compensation expense related to RSUs of approximately $1.9 million and $1.3 million during the three months ended March 31, 2020 and 2019, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
15. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and RSUs. The following table summarizes the dilutive effect of RSUs and options to purchase common stock for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Weighted average common shares—basic	44,201,053	45,578,815
Dilutive effect of restricted stock units	217,074	333,020
Dilutive effect of stock options	52,345	80,347
Weighted average common shares—diluted	44,470,472	45,992,182
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate.  The initial authorization, approved in November 2015, authorized up to $50 million in the aggregate of its common stock. In the three months ended March 31, 2020, the Company purchased 1,253,650 shares of its outstanding common stock for approximately $31.6 million. During the three months ended March 31, 2019, the Company purchased 24,900 shares of its outstanding common stock for approximately $0.7 million.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

16. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost are as follows (dollars in thousands):

	Pension Plans
	Three months ended March 31,
	2020	2019
Service costs	$320	$260
Interest costs	240	270
Expected return on plan assets	(370)	(350)
Amortization of net loss	220	140
Net periodic benefit cost	$410	$320

The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of income.
The Company contributed approximately $0.5 million to its defined benefit pension plans during the three months ended March 31, 2020. The Company expects to contribute approximately $1.1 million to its defined benefit pension plans for the full year 2020.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

17. Other Comprehensive Income (Loss)
Changes in AOCI by component for the three months ended March 31, 2020 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2019	$(9,930)	$4,230	$(300)	$(6,000)
Net unrealized gains (losses) arising during the period (a)	—	4,430	(8,260)	(3,830)
Less: Net realized losses reclassified to net income	(150)	—	—	(150)
Net current-period other comprehensive income (loss)	150	4,430	(8,260)	(3,680)
Balance, March 31, 2020	$(9,780)	$8,660	$(8,560)	$(9,680)

__________________________

(a)	Derivative instruments, net of income tax of approximately $1.5 million. See Note 10, "Derivative Instruments," for further details.
Changes in AOCI by component for the three months ended March 31, 2019 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2018	$(7,200)	$940	$(10,590)	$(16,850)
Net unrealized gains arising during the period (a)	—	2,220	700	2,920
Less: Net realized losses reclassified to net income	(100)	—	—	(100)
Net current-period other comprehensive income	100	2,220	700	3,020
Reclassification of stranded tax effects	(1,260)	(10)	—	(1,270)
Balance, March 31, 2019	$(8,360)	$3,150	$(9,890)	$(15,100)
__________________________

(a)	Derivative instruments, net of income tax of approximately $0.7 million. See Note 10, "Derivative Instruments," for further details.
18. Subsequent Events
On April 17, 2020, the Company paid approximately $11.4 million to complete the previously announced acquisition of certain bag-in-box product lines, related assets and the tradename Rapak® (collectively "Rapak") from Liqui-Box. Rapak generated approximately $30 million in net sales in 2019 and will be reported in TriMas' Packaging segment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward-Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2019.
Introduction
We are a diversified global manufacturer and provider of products for customers primarily in the consumer products, aerospace & defense and industrial markets. Our wide range of innovative product solutions are engineered and designed to solve application-specific challenges that our customers face. We believe our businesses share important and distinguishing characteristics, including: well-recognized and leading brand names in the focused markets we serve; innovative product technologies and features; customer approved processes and qualified products; established distribution networks; relatively low ongoing capital investment requirements; strong cash flow conversion and long-term growth opportunities. While the majority of our revenue is in the United States, we manufacture and supply products globally to a wide range of companies. We are principally engaged in three reportable segments: Packaging, Aerospace and Specialty Products.
In December 2019, we completed the sale of our Lamons division ("Lamons"), a manufacturer and distributor of industrial sealing, fastening and specialty products primarily used in the petrochemical and petroleum-refining industries, to two wholly-owned subsidiaries of an investment fund sponsored by First Reserve. The sale of Lamons was an important strategic step for TriMas, in streamlining our portfolio of businesses, as it significantly reduced our exposure to the oil and gas market and allowed us to further focus on the businesses reported in our Packaging and Aerospace segments and the markets they serve. We received net after-tax proceeds from the sale of approximately $110.9 million in 2019, subject to certain adjustments as set forth in the Purchase Agreement which were finalized in the first quarter of 2020, resulting in a $1.8 million payment to us. The financial results of Lamons were previously reported within our Specialty Products segment. The financial position, results of operations and cash flows of Lamons are reflected as discontinued operations for all periods presented through the date of disposition.
Key Factors Affecting Our Reported Results
Our businesses and results of operations depend upon general economic conditions. We serve customers in industries that are highly competitive, cyclical and that may be significantly impacted by changes in economic or geopolitical conditions.
Our first quarter 2020 consolidated results from operations were generally in line with our expectations, and fairly consistent with the results in first quarter 2019 except for the impact of acquisitions. While the coronavirus ("COVID-19") pandemic impacted our first quarter 2020 results, this impact is difficult to quantify. Our divisions were impacted at differing levels and times, beginning with our Asian facilities in late January, followed by our European (primarily Italy) and North American facilities in February and March. Our facilities experienced varying degrees of production inefficiencies, whether from short-term idling of production, increased absenteeism, and lower efficiency levels due to social distancing and other proactive protective measures to ensure the safety of our employees. We were able to attain expected consolidated operating profit levels as a result of robust demand for many of our Packaging segment's products, which help fight the spread of germs, which offset the impact of lower sales particularly in our Specialty Products segment. We do not expect to attain the previously expected growth rates and profit levels as we move forward into second quarter 2020, as the impacts of COVID-19 are expected to be much greater on our results of operations.
First quarter 2020 net sales increased approximately $9.4 million, or 5.4%, primarily as a result of acquisitions, which added $10.5 million during the quarter. Organic sales growth within each of the primary markets in our Packaging segment was more than offset by lower sales of industrial cylinder and upstream oil and gas-related products in our Specialty Products segment.
The most significant drivers of change in results of operations compared with first quarter 2019 were the impact of our two recent acquisitions, lower customer demand and further weakness in the oil & gas market within our Specialty Products segment, and an increase in our effective tax rate.
We acquired Taplast S.p.A. ("Taplast") in April 2019. Taplast is a designer and manufacturer of dispensers, closures and containers for the beauty and personal care, home care, and food and beverage packaging markets. Taplast contributed approximately $7.5 million of net sales during first quarter 2020 within our Packaging segment. Our Taplast acquisition provides opportunities for future growth, as well as additional manufacturing and engineering capacity, in the European market. While Taplast was accretive to first quarter 2020 operating profit dollars, its relative contribution at a lower margin reduced the Packaging segment's operating profit margin overall. We expect, over time, to fully integrate this acquisition utilizing the TriMas Business Model ("TBM"), achieving planned synergies and increase margins over time.

In February 2020, we completed the acquisition of RSA Engineered Products ("RSA"), a provider of highly-engineered and proprietary components for air management systems used in critical flight applications, for an aggregate amount of approximately $84.3 million, net of cash acquired. RSA is located in Simi Valley, California and designs, engineers and manufactures highly-engineered components, including air ducting products, connectors and flexible joints, predominantly used in aerospace and defense engine bleed air, anti-icing and environmental control system applications. RSA contributed approximately $3.0 million of net sales during the quarter within our Aerospace segment.
In addition to the impact of acquisitions, our first quarter 2020 net sales and operating profit declined from first quarter 2019 due to decreased customer demand for our cylinders used in construction and heating, ventilating and air conditioning ("HVAC") applications and for engines, compressors and related parts used in upstream oil and gas applications, all within our Specialty Products segment.
Our effective income tax rate for first quarter 2020 and 2019 was 18.9% and 7.9%, respectively. The increase in the rate was primarily a result of discrete tax benefits that occurred during first quarter 2019, primarily related to share-based compensation that vested in the quarter, and a reduction in deferred tax liabilities following the implementation of state tax planning initiatives.
Additional Key Risks that May Affect Our Reported Results
In March 2020, the President of the United States declared the COVID-19 outbreak a national emergency, as the World Health Organization determined it was a pandemic. In response to the COVID-19 pandemic, federal, provincial, state, county and local governments and public health organizations or authorities around the world have implemented a variety of measures intended to control the spread of the virus, including quarantines, "shelter-in-place" or "stay-at-home" and similar orders, travel restrictions, business curtailments and closures, social distancing, personal hygiene requirements, and other measures.
We are focused on making sure our employees are safe and our operations have the ability to deliver the products needed to support the COVID-19 crisis. Virtually all of our manufacturing sites have been deemed essential operations and remain open, although a few of our sites were forced to shut down on a temporary basis due to government mandates globally. These facilities are back on line with varying levels of capacity and efficiency. The health of our employees, and the ability of our facilities to remain operational in the current regulated environment, will be critical to our future results of operations.
While we do not believe there was a material impact from COVID-19 on our first quarter results, we expect it will impact us much more significantly in second quarter 2020 and beyond, at varying levels. We expect increased and robust customer demand for our Packaging segment's dispensers and closures used in personal care and home care (such as cleaning and laundry applications). We are actively collaborating with our customers and strategic supply partners to manage production capacity and supply chain availability as efficiently as possible. We believe industrial demand in North America will be lower than in 2019 across all of TriMas' businesses, and we are uncertain how demand will be impacted as many of the shelter-in-place orders are lifted, particularly in North America, where orders for our industrial cylinders, for example, are heavily influenced by spring and summer levels of construction and HVAC activity. Two markets we expect to experience a more severe dislocation in are aerospace and oil and gas. With the current travel restrictions and significant drop in passenger miles, we expect demand for our products tied to commercial aircraft build rates to decline significantly. Given further declines in oil prices and related oil-field activity, we expect further sales and operating pressure, albeit the impact will be less significant to overall TriMas given it represents less than 5% of consolidated net sales.
We are proactively assessing realignment actions across all of our divisions to protect against the uncertain end market demand. However, as a result of these macro factors, and their potential impact to our future results of operations, as well as to TriMas' market capitalization, we may record cash and non-cash charges related to our realignment actions, as well as for uncollectible customer account balances, excess inventory and idle production equipment. Further, we may be required to conduct an evaluation of triggering events as to whether there is a reduction in the fair value of our goodwill and intangible assets (particularly in our Aerospace divisions), which could result in an impairment charge.
Despite the expected decline in future demand levels and results of operations, at present, we believe our capital structure is in a solid position, and we have ample cash and available liquidity under our revolving credit facility sufficient to meet our debt service obligations, capital expenditure requirements and other short-term and long-term obligations for the foreseeable future.
The extent of the COVID-19 pandemic's effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations.

Beyond the unique risks presented by the COVID-19 pandemic, other critical factors affecting our ability to succeed include: our ability to create organic growth through product development, cross-selling and extending product-line offerings, and our ability to quickly and cost-effectively introduce new products; our ability to acquire and integrate companies or products that supplement existing product lines, add new distribution channels or customers, expand our geographic coverage or enable better absorption of overhead costs; our ability to manage our cost structure more efficiently via supply base management, internal sourcing and/or purchasing of materials, selective outsourcing and/or purchasing of support functions, working capital management, and greater leverage of our administrative functions.
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
We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for resins (such as polypropylene and polyethylene), steel, aluminum and other oil and metal-based purchased components. While material cost changes did not have a significant impact in first quarter 2020 compared with first quarter 2019, there has been some volatility over the past two years as a direct and indirect result of foreign trade policy, where tariffs on certain of our commodity-based products sourced from Asia have been instituted, and certain North American suppliers have opportunistically increased their prices. As needed, we have taken swift actions, and will continue to take actions, to mitigate such increases, including implementing commercial pricing adjustments, resourcing to alternate suppliers and insourcing of previously sourced products to better leverage our global manufacturing footprint. Although we believe we are generally able to mitigate the impact of higher commodity costs, we may experience additional material costs and disruptions in supply in the future and may not be able to pass along higher costs to our customers in the form of price increases or otherwise mitigate the impacts to our operating results.
Our Arrow Engine business in our Specialty Products segment is sensitive to the demand for natural gas and crude oil in North America. For example, demand for engine, pump jack and compressor products are impacted by active oil and gas rig counts and wellhead investment activities. Separately, oil-based commodity costs are a significant driver of raw materials and purchased components used within our Packaging segment.
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
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In November 2015, our Board of Directors authorized up to $50 million in share repurchases. During 2019, our Board of Directors increased the authorization to $75 million in February, and later to $150 million in November. In first quarter 2020, our Board of Directors further increased the authorization to $250 million. In the three months ended March 31, 2020, we purchased 1,253,650 shares of our outstanding common stock for approximately $31.6 million. During the three and three months ended March 31, 2019, we purchased 24,900 shares of our outstanding common stock for approximately $0.7 million.
Each increase in share repurchase authorization includes the value of shares already purchased under the previous authorization. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions and other factors. In March 2020, given the uncertainty surrounding the COVID-19 crisis, we temporarily suspended our share repurchase program in order to conserve available cash.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three months ended March 31,
	2020	As a Percentage of Net Sales	2019	As a Percentage of Net Sales
Net Sales
Packaging	$100,050	54.7%	$88,840	51.2%
Aerospace	48,920	26.8%	45,580	26.3%
Specialty Products	33,820	18.5%	38,950	22.5%
Total	$182,790	100.0%	$173,370	100.0%
Gross Profit
Packaging	$28,680	28.7%	$27,970	31.5%
Aerospace	11,910	24.3%	11,800	25.9%
Specialty Products	5,780	17.1%	7,020	18.0%
Total	$46,370	25.4%	$46,790	27.0%
Selling, General and Administrative Expenses
Packaging	$10,400	10.4%	$10,330	11.6%
Aerospace	6,830	14.0%	5,990	13.1%
Specialty Products	2,350	6.9%	2,320	6.0%
Corporate	6,960	N/A	8,350	N/A
Total	$26,540	14.5%	$26,990	15.6%
Operating Profit (Loss)
Packaging	$18,280	18.3%	$17,640	19.9%
Aerospace	5,080	10.4%	5,810	12.7%
Specialty Products	3,430	10.1%	4,700	12.1%
Corporate	(6,960)	N/A	(8,350)	N/A
Total	$19,830	10.8%	$19,800	11.4%
Depreciation
Packaging	$4,090	4.1%	$3,260	3.7%
Aerospace	1,690	3.5%	1,660	3.6%
Specialty Products	840	2.5%	700	1.8%
Corporate	40	N/A	70	N/A
Total	$6,660	3.6%	$5,690	3.3%
Amortization
Packaging	$2,330	2.3%	$2,370	2.7%
Aerospace	2,400	4.9%	2,140	4.7%
Specialty Products	120	0.4%	120	0.3%
Corporate	—	N/A	—	N/A
Total	$4,850	2.7%	$4,630	2.7%

Results of Operations
The principal factors impacting us during the three months ended March 31, 2020, compared with the three months ended March 31, 2019, were:

•	the impact of our two recent acquisitions, Taplast in April 2019 and RSA in February 2020, respectively, which drove the overall sales growth;

•	lower sales and related profit within our Specialty Products reportable segment; and

•	an overall less favorable product sales mix, as well as production inefficiencies, partially impacted by disruptions related to the ongoing COVID-19 pandemic; and

•	an increase in our effective tax rate as a result of the recognition of certain discrete items in first quarter 2019.

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Overall, net sales increased approximately $9.4 million, or 5.4%, to $182.8 million for the three months ended March 31, 2020, as compared with $173.4 million in the three months ended March 31, 2019, driven by our recent Taplast and RSA acquisitions, which contributed $10.5 million of sales in the three months ended March 31, 2020. Organic sales, excluding the impact of currency exchange, decreased approximately $0.1 million, as sales increases in each of our primary Packaging segment end markets, as well as increased sales in our Aerospace segment, were offset by lower sales of cylinder and engine-related products in our Specialty Products segment. In addition, net sales were lower by approximately $1.0 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 25.4% and 27.0% for the three months ended March 31, 2020 and 2019, respectively. Gross profit margin decreased, as the impact of higher sales levels was more than offset by the impact of a less favorable product sales mix, production inefficiencies due largely to scheduling and other factors related to COVID-19, lower fixed cost absorption, and higher depreciation expense.
Operating profit margin (operating profit as a percentage of sales) approximated 10.8% and 11.4% for the three months ended March 31, 2020 and 2019, respectively. Operating profit remained relatively flat at $19.8 million. Operating profit margin declined as the impact of higher sales levels and lower corporate expenses was more than offset by a less favorable product sales mix, production inefficiencies, lower fixed cost absorption and higher depreciation expense.
Interest expense increased approximately $0.2 million to $3.6 million for the three months ended March 31, 2020, as compared to $3.4 million for the three months ended March 31, 2019, primarily as a result of increased weighted average borrowings from approximately $320.7 million during the three months ended March 31, 2019 to approximately $361.6 million during the three months ended March 31, 2020.
Other expense, net decreased approximately $0.5 million, to $0.1 million for the three months ended March 31, 2020, as compared to $0.6 million for the three months ended March 31, 2019, primarily due to a decrease in losses on transactions denominated in foreign currencies.
The effective income tax rate for the three months ended March 31, 2020 and 2019 was 18.9% and 7.9%, respectively. The increase in the rate was primarily a result of discrete tax benefits that occurred in the three months ended March 31, 2019, including excess tax benefits related to share based compensation that vested in the quarter and a reduction in deferred tax liabilities resulting from the implementation of state tax planning initiatives, that were greater than the discrete tax benefits in the three months ended March 31, 2020.
Net income decreased approximately $1.4 million, to $13.1 million for the three months ended March 31, 2020, as compared to $14.6 million for the three months ended March 31, 2019. While operating profit remaining relatively unchanged, net income decreased primarily as a result of increased income tax expense of approximately $1.8 million, which was partially offset by a decrease in losses denominated in foreign currencies.
See below for a discussion of operating results by segment.
Packaging. Net sales increased approximately $11.2 million, or 12.6%, to $100.1 million in the three months ended March 31, 2020, as compared to $88.8 million in the three months ended March 31, 2019. The acquisition of Taplast, in April 2019, contributed approximately $7.5 million of sales. Sales of products used in industrial markets increased by approximately $2.1 million primarily due to higher demand within North America, some of which we believe is attributable to higher sales of products used for sanitizer and bulk industrial cleaning applications. Sales of products used in food and beverage markets increased by approximately $2.0 million, primarily due to higher sales of beverage pumps in North America. Sales of dispensing products used in personal care and home care applications increased by approximately $1.6 million, primarily for personal hygiene applications as demand rose, in part, due to the COVID-19 crisis, while sales of products used for beauty-related applications, such as perfume sprayers, declined approximately $1.0 million. These increases were partially offset by approximately $1.0 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.

Gross profit increased approximately $0.7 million to $28.7 million, or 28.7% of sales, in the three months ended March 31, 2020, as compared to $28.0 million, or 31.5% of sales, in the three months ended March 31, 2019. While the increase in net sales contributed incremental gross profit dollars, gross profit margins declined due to a less favorable product sales mix and the fact that the beauty and personal care set of products manufactured under our Taplast brand, which comprises most of Taplast's sales, has a gross margin below the overall segment average. In addition, gross profit and margin were impacted by production inefficiencies resulting from temporary facility shutdowns in Asia and production scheduling inefficiencies in Europe and North America as a result of the COVID-19 crisis.
Selling, general and administrative expenses increased approximately $0.1 million to $10.4 million, or 10.4% of sales, in the three months ended March 31, 2020, as compared to $10.3 million, or 11.6% of sales, in the three months ended March 31, 2019, as the impact of higher ongoing selling, general and administrative costs associated with our acquisition of Taplast was mostly offset by an approximate $0.8 million non-cash charge during the three months ended March 31, 2019 related to the write-off of the trade name acquired in the Plastic Srl acquisition that was not used.
Operating profit increased approximately $0.6 million to $18.3 million, or 18.3% of sales, in the three months ended March 31, 2020, as compared to $17.6 million, or 19.9% of sales, in the three months ended March 31, 2019, as a result of increased sales, partially offset by the impact of a less favorable product sales mix and production inefficiencies.
Aerospace.    Net sales for the three months ended March 31, 2020 increased approximately $3.3 million, or 7.3%, to $48.9 million, as compared to $45.6 million in the three months ended March 31, 2019. The February 2020 acquisition of RSA contributed approximately $3.0 million of sales. Additionally, sales of our fastener products increased approximately $0.9 million, as strong demand levels more than offset the expected impact of lower build rates and resulting lower fastener sales for 737 Max production. Sales of our existing machined components products decreased approximately $0.6 million.
Gross profit increased approximately $0.1 million to $11.9 million, or 24.3% of sales, in the three months ended March 31, 2020, from $11.8 million, or 25.9% of sales, in the three months ended March 31, 2019. While the increase in net sales contributed incremental gross profit dollars, this impact was mostly offset by a $0.5 million purchase accounting non-cash charge related to the step-up of RSA's inventory to fair value and subsequent amortization. In addition, we experienced a less favorable product sales mix in first quarter 2020 compared with first quarter 2019, as well as production inefficiencies and lower fixed cost absorption in one of our facilities, in part related to temporarily idling the facility for a deep cleaning in March 2020 following a suspected case of COVID-19.
Selling, general and administrative expenses increased approximately $0.8 million to approximately $6.8 million, or 14.0% of sales, in the three months ended March 31, 2020, as compared to $6.0 million, or 13.1% of sales, in the three months ended March 31, 2019, primarily due to increased investment in our sales force to support growth initiatives, as well as ongoing costs of RSA.
Operating profit decreased approximately $0.7 million to $5.1 million, or 10.4% of sales, in the three months ended March 31, 2020, as compared to $5.8 million, or 12.7% of sales in the three months ended March 31, 2019, primarily due to the recognition of the purchase accounting adjustment related to RSA's inventory step-up to fair value and subsequent amortization, higher selling, general and administrative expenses and production inefficiencies in one of our facilities.
Specialty Products.   Net sales for the three months ended March 31, 2020 decreased approximately $5.1 million, or 13.2%, to $33.8 million, as compared to $39.0 million in the three months ended March 31, 2019. Sales of our cylinder products decreased approximately $3.6 million, as lower demand for steel cylinders used in construction and HVAC activity in North America more than offset an increase in the sale of cylinders used for oxygen and other medical applications. Sales of engines, compressors and related parts used in upstream oil and gas applications decreased by approximately $1.5 million, primarily as a result low oil-field activity in North America given further reductions in the price of oil.
Gross profit decreased approximately $1.2 million to $5.8 million, or 17.1% of sales, in the three months ended March 31, 2020, as compared to $7.0 million, or 18.0% of sales, in the three months ended March 31, 2019. Gross profit decreased primarily as a result of lower sales levels, as well as due to lower absorption of our fixed costs.
Selling, general and administrative expenses remained essentially flat at $2.4 million, or 6.9% of sales, in the three months ended March 31, 2020, as compared to $2.3 million, or 6.0% of sales, in the three months ended March 31, 2019.
Operating profit decreased approximately $1.3 million to $3.4 million, or 10.1% of sales, in the three months ended March 31, 2020, as compared to $4.7 million, or 12.1% of sales, in the three months ended March 31, 2019, primarily as a result of decreased sales levels and lower fixed cost absorption.

Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended March 31,
	2020	2019
Corporate operating expenses	$5.4	$5.9
Non-cash stock compensation	1.9	1.3
Legacy (income) expense, net	(0.3)	1.2
Corporate expenses	$7.0	$8.4
Corporate expenses decreased approximately $1.4 million to $7.0 million for the three months ended March 31, 2020, from $8.4 million for the three months ended March 31, 2019. Corporate operating expenses declined as a result of reduced professional fees in support of corporate development activities. Non-cash stock compensation increased due to the timing and nature of new awards in first quarter 2020. Legacy (income) expense, net decreased approximately $1.5 million from $1.2 million of expense in first quarter 2019 to approximately $0.3 million of income in first quarter 2020, primarily due to the favorable resolution of a legacy matter.
Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were approximately $3.4 million for the three months ended March 31, 2020, as compared to approximately $15.1 million for the three months ended March 31, 2019. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:

•
For the three months ended March 31, 2020, the Company generated approximately $29.0 million of cash, based on the reported net income from continuing operations of approximately $13.1 million and after considering the effects of non-cash items related to depreciation, amortization, loss on dispositions of assets, changes in deferred income taxes, stock-based compensation and other operating activities. For the three months ended March 31, 2019, the Company generated approximately $28.8 million in cash flows based on the reported net income from continuing operations of approximately $14.6 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $10.6 million and $4.5 million for the three months ended March 31, 2020 and 2019, respectively. The increased use of cash for each of the three month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables increased by approximately two days compared to first quarter 2019.

•
We increased our investment in inventory by approximately $0.1 million for the three months ended March 31, 2020, and by approximately $0.4 million for the three months ended March 31, 2019. Our days sales in inventory increased by approximately two days in the first quarter of 2020 compared with 2019 as we have continued to moderate inventory levels in line with sales levels.

•
Increases in prepaid expenses and other assets resulted in a use of cash of approximately $0.1 million for the three months ended March 31, 2020 and of approximately $0.9 million for the three months ended March 31, 2019. These changes were primarily a result of the timing of payments made for income taxes and certain operating expenses.

•
Decreases in accounts payable and accrued liabilities resulted in a use of cash of approximately $14.8 million and $8.0 million for the three months ended March 31, 2020 and 2019, respectively, primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms. Our days accounts payable on hand decreased by approximately eight days in the first quarter of 2020 compared with 2019.

Net cash used for investing activities of continuing operations for the three months ended March 31, 2020 and 2019 was approximately $86.3 million and $28.5 million, respectively. During the first three months of 2020, we paid approximately $84.3 million, net of cash acquired, to acquire RSA. We incurred approximately $3.9 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects. We also received proceeds from disposition of business, property and equipment of approximately $1.9 million. During the first three months of 2019, we incurred approximately $6.2 million in capital expenditures and paid approximately $22.3 million, net of cash acquired, to acquire Plastic Srl.

Net cash provided by financing activities for the three months ended March 31, 2020 was approximately $116.6 million, while net cash used for financing activities was $2.9 million for the three months ended March 31, 2019. During the first three months of 2020, we received proceeds from borrowings, net of repayments, of approximately $150.0 million on our revolving credit facilities. We also purchased approximately $31.6 million of outstanding common stock and used a net cash amount of approximately $1.8 million related to our stock compensation arrangements. During the first three months of 2019, we made net repayments of approximately $0.4 million on our revolving credit facilities. We also purchased approximately $0.7 million of outstanding common stock and used a net cash amount of approximately $2.6 million related to our stock compensation arrangements.
Our Debt and Other Commitments
The $300.0 million aggregate principal amount of senior notes accrue interest at a rate of 4.875% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2018 ("Senior Notes"). The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis by certain named subsidiaries of the Company (each a "Guarantor" and collectively the "Guarantors"). The Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. For the three months ended March 31, 2020, our consolidated subsidiaries that do not guarantee the Senior Notes represented approximately 21% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented approximately 33% and 12% of the total guarantor and non-guarantor assets and liabilities, respectively, as of March 31, 2020, treating the guarantor and non-guarantor subsidiaries each as a consolidated group and excluding intercompany transactions between such groups.
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

Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of March 31, 2020. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 2.19 to 1.00 at March 31, 2020. Our permitted senior secured net leverage ratio under the Credit Agreement is 3.50 to 1.00 as of March 31, 2020. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted senior secured net leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual senior secured net leverage ratio was 0.31 to 1.00 at March 31, 2020. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of March 31, 2020. Our actual interest expense coverage ratio was 13.63 to 1.00 at March 31, 2020. At March 31, 2020, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended March 31, 2020 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended March 31, 2020
Net income	$92,650
Bank stipulated adjustments:
Interest expense	14,090
Income tax expense	31,550
Depreciation and amortization	47,240
Non-cash compensation expense(1)	7,070
Other non-cash expenses or losses	5,650
Non-recurring expenses or costs(2)	4,180
Extraordinary, non-recurring or unusual gains or losses	3,000
Effects of purchase accounting adjustments	430
Business and asset dispositions	170
Permitted acquisitions	5,750
Permitted dispositions(3)	(51,630)
Consolidated Bank EBITDA, as defined	$160,150

	March 31, 2020
Total Indebtedness, as defined(3)	$350,000
Consolidated Bank EBITDA, as defined	160,150
Total net leverage ratio	2.19	x
Covenant requirement	4.00	x

	March 31, 2020
Total Senior Secured Indebtedness	$50,000
Consolidated Bank EBITDA, as defined	160,150
Senior secured net leverage ratio	0.31	x
Covenant requirement	3.50	x

Twelve Months Ended March 31, 2020
Interest expense	$14,090
Bank stipulated adjustments:
Interest income	(980)
Non-cash amounts attributable to amortization of financing costs	(1,360)
Total Consolidated Cash Interest Expense, as defined	$11,750

	March 31, 2020
Consolidated Bank EBITDA, as defined	$160,150
Total Consolidated Cash Interest Expense, as defined	11,750
Actual interest expense coverage ratio	13.63	x
Covenant requirement	3.00	x
_____________________________

(1)	Non-cash compensation expenses resulting from the grant of equity awards.

(2)	Non-recurring costs and expenses relating to diligence and transaction costs, purchase accounting costs, severance, relocation, restructuring and curtailment expenses.

(3)	EBITDA from permitted dispositions, as defined.
At March 31, 2020, we had $150.0 million outstanding under our revolving credit facility and had approximately $131.2 million potentially available after giving effect to approximately $18.8 million of letters of credit issued and outstanding. At December 31, 2019, we had no amounts outstanding under our revolving credit facility and had approximately $283.9 million potentially available after giving effect to approximately $16.1 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Our borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of March 31, 2020 and December 31, 2019.
We rely upon our cash flow from operations and available liquidity under our revolving credit facility to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. At the end of each quarter, we typically use cash on hand from our domestic and foreign subsidiaries to pay down amounts outstanding under our revolving credit facility, as applicable. Given the potential uncertainty surrounding the financial markets as a result of the COVID-19 pandemic, we took an action to borrow $150 million on our revolving credit facility to ensure availability of cash on hand.
Our weighted average borrowings during the first three months of 2020 approximated $361.6 million, compared to approximately $320.7 million during the first three months of 2019.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.
In considering the economic uncertainty surrounding the potential business impacts from the COVID-19 pandemic with respect to our operations, supply chains, distribution channels, and end-market customers, we have taken certain defensive actions as we monitor our cash position and available liquidity. These actions have included suspending our repurchase of our common stock, borrowing on our revolving credit facility, tightening our capital expenditures, advanced monitoring of our accounts receivable balances and flexing cost structures of operations expected to be most impacted by COVID-19.
While the majority of our cash on hand as of March 31, 2020 is located within the U.S., given available funding under our revolving credit facility of $131.2 million at March 31, 2020 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future.
We are subject to variable interest rates on our revolving credit facility. At March 31, 2020, 1-Month LIBOR approximated 0.99%. Based on our variable rate-based borrowings outstanding at March 31, 2020, a 1% increase in the per annum interest rate would increase our interest expense by approximately $1.5 million annually.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases, and annual rent expense for continuing operations related thereto approximated $7.5 million in 2019. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.

In March 2020, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $250 million in the aggregate, an increase of $100 million from the prior authorization.  In the three months ended March 31, 2020, we purchased 1,253,650 shares of our outstanding common stock for an aggregate purchase price of approximately $31.6 million. Since the initial authorization through March 31, 2020 we have purchased 2,926,332 shares of our outstanding common stock for an aggregate purchase price of approximately $80.5 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions, including the potential impact of the COVID-19 pandemic and other factors. In March 2020, given the uncertainty surrounding the COVID-19 crisis, we suspended, at least temporarily, our share repurchase program.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of March 31, 2020, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $77.3 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 10, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
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
Outlook
While first quarter 2020 results were as expected, we do not expect to attain the previously expected growth rates and profit levels as we move forward into second quarter 2020, as the impacts of COVID-19 are expected to significantly pressure our results of operations, most notably in our Aerospace and Specialty Products segments. Due to the current demand, operational and economic uncertainty, we are withdrawing our guidance for full year 2020 until a clearer picture emerges for our business, as we are unable to predict the full extent or duration of these impacts at this time.
We are managing production capacity to prevailing demand conditions and have taken steps to reduce controllable costs. As we navigate through this uncertain period, it will be our goal to take appropriate realignment actions to mitigate against lower volumes, while also taking strategic manufacturing footprint actions, so we in turn may gain early leads when certain end markets begin to recover. For those end markets where demand may increase, such as for our Packaging segment's dispensers and closures used in applications that help fight the spread of germs, improve personal hygiene, and advance home and industrial cleaning, we will continue to collaborate with our customers and strategic supply partners to ensure availability of capacity to fulfill requisite orders, while also investing in localizing supply where necessary.

As a result of these uncertainties, and their potential impact to our future results of operations, as well as to TriMas' market capitalization, we may record cash and non-cash charges related to our realignment actions, as well for uncollectible customer account balances, excess inventory and idle production equipment. Further, we may be required to conduct an evaluation of triggering events as to whether there is a reduction in the fair value of our goodwill and intangible assets, particularly in our Aerospace divisions, which we believe could result in an impairment charge. At this time, we are not able to practically estimate the extent or amount of such potential cash and non-cash charges.
Despite the expected pressure to future demand levels and results of operations, at present, we believe our capital structure is in solid position. We believe we have sufficient headroom under our financial covenants, and ample cash and available liquidity under our revolving credit facility that will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future.
We expect to continue to leverage the tenets of the TriMas Business Model to address the challenges presented by the COVID-19 pandemic, and on a longer-term basis, achieve our growth plans, execute continuous improvement initiatives to offset inflationary pressures, and seek lower-cost sources for input costs, all while continuously assessing the appropriateness of our manufacturing footprint and fixed-cost structure.

Impact of New Accounting Standards
See Note 2, "New Accounting Pronouncements," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Critical Accounting Policies
Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions used in calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources, as appropriate.
During the quarter ended March 31, 2020, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2019.

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
Evaluation of disclosure controls and procedures
As of March 31, 2020, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite this change, there have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize any impact it may have on their design and operating effectiveness.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 12, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
The information set forth in this report, including without limitation, the risk factor presented below, updates and should be read in conjunction with, the risk factors and information disclosed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019.
The recent outbreak of the novel coronavirus (COVID-19) pandemic may have a significant impact on the Company's operations and results.
Since late January 2020, we have been managing matters related to the global COVID-19 pandemic, including impacts to our operations and strategic supplier-partners in Asia, and, more recently, our manufacturing operations in Europe and North America. As a result of COVID-19, we have experienced temporary disruptions in the operation and workforce staffing of certain of our manufacturing facilities, as we were early adopters of many of the workplace guidelines recently published by the U.S. Centers for Disease Control and Prevention ("CDC") and took precautionary measures when necessary. COVID-19 has also affected our customers and suppliers, and we are collaborating with them to minimize supply chain disruptions. In response to the pandemic and related mitigation measures, we also implemented pandemic and business continuity plans, as well as other precautionary measures on behalf of our customers and employees, including supporting remote work opportunities for certain of our employees. While we believe that all these measures have been necessary or appropriate, they have resulted in additional costs and may adversely impact our business and financial performance in the future or expose us to additional unknown risks.
Although it is not possible to predict the ultimate impact of COVID-19, including on our business, results of operations, financial position or cash flows, such impacts that may be material include, but are not limited to: (i) shifting customer demand for many of our products, including those used in cosmetic, personal care, pharmaceutical, household product, food and beverage, and industrial markets, as well as aerospace markets; (ii) increased credit risk, including increased failure by customers experiencing business disruptions to make timely payments; (iii) reduced availability and productivity of employees, as well as increased costs associated with our high-deductible medical insurance plan if our employees become ill; (iv) increased operational risks as a result of manufacturing facility disruptions or remote work arrangements, including the potential effects on internal controls and procedures, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events; (v) delays and disruptions in the availability of and timely delivery of materials and components used in our operations, as well as increased costs for such materials and components; (vi) customer requirements to accelerate the relocation of certain of our production lines to North America, which may increase our capital investment needs and launch costs; (vii) a negative impact on liquidity position; (viii) any impairment in value of tangible or intangible assets which could be recorded as a result of weaker economic conditions; and (ix) increased costs and less ability to access funds under our existing credit facility and the capital markets.
In addition, because we cannot predict the impact that COVID-19 will ultimately have, the actual impact may also exacerbate other risks discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material effect on us. The situation is changing rapidly and the likelihood of an adverse impact could increase the longer the global pandemic lasts.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1, 2020 to January 31, 2020	292,000	$31.08	292,000	$92,036,196
February 1, 2020 to February 29, 2020	8,000	$29.59	8,000	$91,799,495
March 1, 2020 to March 31, 2020	953,650	$23.34	953,650	$169,543,834
Total	1,253,650	$25.18	1,253,650	$169,543,834
__________________________

(1)
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate from its previous authorization of $150 million. Pursuant to this share repurchase program, during the three months ended March 31, 2020, the Company repurchased 1,253,650 shares of its common stock at a cost of approximately $31.6 million. The increased authorization includes the value of shares already purchased under the previous authorization. The share repurchase program is effective and has no expiration date.

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

10.1	Form of Performance Stock Units Agreement - 2020 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.2	Form of Restricted Stock Units Agreement (Three-Year Vest) - 2020 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.3	Form of Restricted Stock Units Agreement (Board Of Directors) (One-Year Vest) - 2020 LTI - under the 2017 Equity and Incentive Compensation Plan.*
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101
The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Management contracts and compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ ROBERT J. ZALUPSKI

Date:	April 30, 2020	By:	Robert J. Zalupski Chief Financial Officer