Form 10-Q
period 2020-06-30
TRIMAS CORP
filed 2020-07-30
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	June 30, 2020
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 22, 2020, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,503,644 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	June 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$65,250	$172,470
Receivables, net of reserves of approximately $3.7 million and $2.1 million as of June 30, 2020 and December 31, 2019, respectively	123,320	108,860
Inventories	140,890	132,660
Prepaid expenses and other current assets	18,900	20,050
Total current assets	348,360	434,040
Property and equipment, net	210,960	214,330
Operating lease right-of-use assets	35,270	27,850
Goodwill	376,320	334,640
Other intangibles, net	188,170	161,390
Deferred income taxes	3,630	500
Other assets	22,190	19,950
Total assets	$1,184,900	$1,192,700
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$60,180	$72,670
Accrued liabilities	46,680	42,020
Operating lease liabilities, current portion	6,480	5,100
Total current liabilities	113,340	119,790
Long-term debt, net	295,260	294,690
Operating lease liabilities	29,330	23,100
Deferred income taxes	27,960	16,830
Other long-term liabilities	57,910	40,810
Total liabilities	523,800	495,220
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 43,502,103 shares at June 30, 2020 and 44,562,679 shares at December 31, 2019	440	450
Paid-in capital	753,430	782,880
Accumulated deficit	(82,430)	(79,850)
Accumulated other comprehensive loss	(10,340)	(6,000)
Total shareholders' equity	661,100	697,480
Total liabilities and shareholders' equity	$1,184,900	$1,192,700

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Operations
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net sales	$199,550	$190,830	$382,340	$364,200
Cost of sales	(162,320)	(137,040)	(298,740)	(263,620)
Gross profit	37,230	53,790	83,600	100,580
Selling, general and administrative expenses	(55,380)	(26,730)	(81,920)	(53,720)
Operating profit (loss)	(18,150)	27,060	1,680	46,860
Other expense, net:
Interest expense	(4,230)	(3,490)	(7,810)	(6,930)
Other income, net	1,130	1,220	1,050	650
Other expense, net	(3,100)	(2,270)	(6,760)	(6,280)
Income (loss) before income tax expense	(21,250)	24,790	(5,080)	40,580
Income tax benefit (expense)	5,550	(6,070)	2,500	(7,310)
Income (loss) from continuing operations	(15,700)	18,720	(2,580)	33,270
Income from discontinued operations, net of tax	—	3,300	—	7,840
Net income (loss)	$(15,700)	$22,020	$(2,580)	$41,110
Basic earnings (loss) per share:
Continuing operations	$(0.36)	$0.41	$(0.06)	$0.73
Discontinued operations	—	0.07	—	0.17
Net income (loss) per share	$(0.36)	$0.48	$(0.06)	$0.90
Weighted average common shares—basic	43,463,235	45,592,075	43,832,144	45,585,445
Diluted earnings (loss) per share:
Continuing operations	$(0.36)	$0.41	$(0.06)	$0.72
Discontinued operations	—	0.07	—	0.17
Net income (loss) per share	$(0.36)	$0.48	$(0.06)	$0.89
Weighted average common shares—diluted	43,463,235	45,828,315	43,832,144	45,910,249

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(15,700)	$22,020	$(2,580)	$41,110
Other comprehensive income (loss):
Defined benefit plans (Note 18)	160	100	310	200
Foreign currency translation	1,310	(900)	(6,950)	(200)
Derivative instruments (Note 11)	(2,130)	(730)	2,300	1,490
Total other comprehensive income (loss)	(660)	(1,530)	(4,340)	1,490
Total comprehensive income (loss)	$(16,360)	$20,490	$(6,920)	$42,600

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Six months ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(2,580)	$41,110
Income from discontinued operations	—	7,840
Income (loss) from continuing operations	(2,580)	33,270
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities, net of acquisition impact:
Loss on dispositions of assets	1,010	30
Depreciation	14,770	11,990
Amortization of intangible assets	10,150	9,380
Amortization of debt issue costs	570	560
Deferred income taxes	(1,460)	4,130
Non-cash compensation expense	4,680	3,040
Non-cash change in legacy liability estimate	23,400	—
Increase in receivables	(12,300)	(5,720)
Decrease in inventories	5,260	380
Decrease in prepaid expenses and other assets	290	1,430
Decrease in accounts payable and accrued liabilities	(14,530)	(24,410)
Other operating activities	1,580	(1,310)
Net cash provided by operating activities of continuing operations	30,840	32,770
Net cash used for operating activities of discontinued operations	—	(3,490)
Net cash provided by operating activities, net of acquisition impact	30,840	29,280
Cash Flows from Investing Activities:
Capital expenditures	(9,250)	(11,500)
Acquisition of businesses, net of cash acquired	(95,160)	(67,030)
Net proceeds from disposition of business, property and equipment	2,110	—
Net cash used for investing activities of continuing operations	(102,300)	(78,530)
Net cash used for investing activities of discontinued operations	—	(780)
Net cash used for investing activities	(102,300)	(79,310)
Cash Flows from Financing Activities:
Proceeds from borrowings on revolving credit facilities	245,700	93,220
Repayments of borrowings on revolving credit facilities	(247,320)	(92,410)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(2,570)	(3,230)
Payments to purchase common stock	(31,570)	(15,420)
Net cash used for financing activities of continuing operations	(35,760)	(17,840)
Net cash provided by financing activities of discontinued operations	—	—
Net cash used for financing activities	(35,760)	(17,840)
Cash and Cash Equivalents:
Decrease for the period	(107,220)	(67,870)
At beginning of period	172,470	108,150
At end of period	$65,250	$40,280
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,150	$6,190
Cash paid for taxes	$3,410	$10,160

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Six Months Ended June 30, 2020 and 2019
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2019	$450	$782,880	$(79,850)	$(6,000)	$697,480
Net income	—	—	13,120	—	13,120
Other comprehensive loss	—	—	—	(3,680)	(3,680)
Purchase of common stock	(20)	(31,550)	—	—	(31,570)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,830)	—	—	(1,830)
Non-cash compensation expense	—	1,940	—	—	1,940
Balances, March 31, 2020	$430	$751,440	$(66,730)	$(9,680)	$675,460
Net loss	—	—	(15,700)	—	(15,700)
Other comprehensive loss	—	—	—	(660)	(660)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(740)	—	—	(740)
Non-cash compensation expense	10	2,730	—	—	2,740
Balances, June 30, 2020	$440	$753,430	$(82,430)	$(10,340)	$661,100

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2018	$460	$816,500	$(179,660)	$(16,850)	$620,450
Net income	—	—	19,090	—	19,090
Other comprehensive income	—	—	—	3,020	3,020
Purchase of common stock	—	(670)	—	—	(670)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,620)	—	—	(2,620)
Non-cash compensation expense	—	1,320	—	—	1,320
Impact of accounting standards adoption	—	—	1,190	(1,270)	(80)
Balances, March 31, 2019	$460	$814,530	$(159,380)	$(15,100)	$640,510
Net income	—	—	22,020	—	22,020
Other comprehensive loss	—	—	—	(1,530)	(1,530)
Purchase of common stock	(10)	(14,740)	—	—	(14,750)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(610)	—	—	(610)
Non-cash compensation expense	—	1,720	—	—	1,720
Balances, June 30, 2019	$450	$800,900	$(137,360)	$(16,630)	$647,360

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
In the first quarter of 2020, TriMas began reporting its machined components operations, located in Stanton, California and Tolleson, Arizona, as part of its Aerospace segment. The operations were previously reported in the Specialty Products segment. The move of these operations into TriMas Aerospace facilitates a more rapid approach to achieving anticipated synergies from the recent RSA Engineered Products ("RSA") acquisition, allowing the Company to better leverage the machining competencies and resources across its aerospace businesses. See Note 15, "Segment Information," for further information on each of the Company's reportable segments.
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
In the second quarter of 2020, the Company elected to change its method of accounting for asbestos-related defense costs from accruing for probable and reasonably estimable defense costs associated with known claims expected to settle to accrue for all future defense costs for both known and unknown claims, which the Company now believes are reasonably estimable. The Company believes this change is preferable, as asbestos-related defense costs represent expenditures related to legacy activities that do not contribute to current or future revenue generating activities, and recording an estimate of the full liability for asbestos-related costs, where estimable with reasonable precision, provides a more complete assessment of the liability associated with resolving asbestos-related claims. This accounting change has been reflected as a change in accounting estimate effected by a change in accounting principle. See Note 14, "Commitments and Contingencies," for further information on this change.
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
The Company's historical results for Lamons are shown in the accompanying consolidated statement of operations as a discontinued operation. Results of discontinued operations are summarized as follows (dollars in thousands):

	Three months ended June 30,	Six months ended June 30,
	2019	2019
Net sales	$48,540	$96,460
Cost of sales	(36,980)	(71,870)
Gross profit	11,560	24,590
Selling, general and administrative expenses	(7,510)	(14,490)
Operating profit	4,050	10,100
Other income, net	130	20
Income from discontinued operations, before income taxes	4,180	10,120
Income tax expense	(880)	(2,280)
Income from discontinued operations, net of tax	$3,300	$7,840

4. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
Customer Markets	2020	2019	2020	2019
Consumer Products	$104,530	$82,060	$183,590	$149,980
Aerospace & Defense	42,610	49,510	91,530	95,090
Industrial	52,410	59,260	107,220	119,130
Total net sales	$199,550	$190,830	$382,340	$364,200

The Company’s Packaging segment earns revenues from the consumer products (comprised of the beauty and personal care, home care, food and beverage, pharmaceutical and nutraceutical submarkets) and industrial markets. The Aerospace segment earns revenues from the aerospace & defense market (comprised of commercial, regional and business jet and military submarkets). The Specialty Products segment earns revenues from a variety of submarkets within the industrial market.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. Realignment Actions
In the three months ended June 30, 2020, the Company executed certain realignment actions, primarily in its Aerospace and Specialty Products segments, in response to reductions in current and expected future end market demand. The Company recorded a non-cash charge of approximately $13.2 million related to inventory reductions, primarily as a result of a strategic decision in its Arrow Engine division to narrow its product line focus. The Company also recorded a non-cash charge of approximately $2.2 million related to certain production equipment removed from service given reduced demand levels. In addition, the Company reduced its employment levels given lower customer demand during second quarter 2020, incurring approximately $3.1 million in severance charges, of which approximately $1.9 million was paid by June 30, 2020. For the three months ended June 30, 2020, approximately $16.0 million and $2.5 million of these charges were included in cost of sales and selling, general and administrative expenses, respectively, in the accompanying consolidated statement of operations.
6. Acquisitions
2020 Acquisitions
On April 17, 2020, the Company acquired the Rapak® brand, including certain bag-in-box product lines and assets ("Rapak") for an aggregate amount of approximately $11.4 million, subject to normal course adjustments. Rapak, which is reported in the Company's Packaging segment, has manufacturing locations in Indiana, California and Illinois, and historically generated approximately $30 million in annual revenue.
On February 27, 2020, the Company acquired RSA Engineered Products, a manufacturer of complex, highly-engineered and proprietary ducting, connectors and related products for air management systems used in aerospace and defense applications, for an aggregate amount of approximately $83.7 million, net of cash acquired, subject to normal course adjustments. The fair value of assets acquired and liabilities assumed included approximately $80.2 million of goodwill and intangible assets, $10.1 million of net working capital, $2.1 million of property and equipment, and $8.7 million of net deferred tax liabilities. RSA, which is reported in the Company's Aerospace segment, is located in Simi Valley, California and historically generated approximately $30 million in annual revenue.
In connection with the acquisitions, the Company recorded approximately $2.3 million and $2.8 million of non-cash purchase accounting-related expenses during the three and six months ended June 30, 2020, respectively, within cost of sales related to the step-up in value and subsequent sale of inventory.
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
In connection with the acquisitions, the Company recorded approximately $0.2 million and $1.2 million of non-cash purchase accounting-related expenses during the three and six months ended June 30, 2019, respectively. Of these amounts, approximately $0.9 million was recognized during the six months ended June 30, 2019, within selling, general and administrative expenses, primarily related to the write-off of the Plastic Srl trade name acquired that will not be used. In addition, approximately $0.2 million and $0.3 million was recognized during the three and six months ended June 30, 2019, respectively, within cost of sales related to the step-up in value and subsequent sale of inventory.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7. Goodwill and Other Intangible Assets
The Company assesses goodwill and other intangible assets for impairment on an annual basis as of October 1, and more frequently if there are changes in the business climate or as a result of a triggering event taking place. The Company considered the current and potential future market and economic impacts that may result from the COVID-19 pandemic, including its impact on the Company's reporting units, and also assessed the change in its market capitalization during the first and second quarter of 2020. Based on this review, and after consideration of the historical excess in fair value over carrying value within the Company's reporting units, the Company determined that there was not a triggering event which would require an interim impairment test to be performed.
In the first quarter of 2020, the Company began reporting its machined products operations within the Aerospace segment. These operations were previously reported in the Company's Specialty Products segment. As a result of the reporting structure change, goodwill of approximately $12.7 million was reassigned from the Specialty Products segment to the Aerospace segment.
Changes in the carrying amount of goodwill for the six months ended June 30, 2020 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2019	$181,650	$133,690	$19,300	$334,640
Goodwill from acquisitions	—	43,260	—	43,260
Goodwill reassigned in segment realignment	—	12,740	(12,740)	—
Foreign currency translation and other	(1,580)	—	—	(1,580)
Balance, June 30, 2020	$180,070	$189,690	$6,560	$376,320

The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of June 30, 2020		As of December 31, 2019
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$100,160	$(54,200)	$73,860	$(49,910)
Customer relationships, 15 – 25 years	122,280	(59,230)	122,280	(56,010)
Total customer relationships	222,440	(113,430)	196,140	(105,920)
Technology and other, 1 – 15 years	54,100	(31,240)	52,430	(29,790)
Technology and other, 17 – 30 years	43,300	(38,620)	43,300	(37,620)
Total technology and other	97,400	(69,860)	95,730	(67,410)
Indefinite-lived intangible assets:
Trademark/Trade names	51,620	—	42,850	—
Total other intangible assets	$371,460	$(183,290)	$334,720	$(173,330)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Amortization expense related to intangible assets as included in the accompanying consolidated statement of operations is summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Technology and other, included in cost of sales	$1,260	$1,200	$2,470	$2,400
Customer relationships, included in selling, general and administrative expenses	4,040	3,550	7,680	6,980
Total amortization expense	$5,300	$4,750	$10,150	$9,380

8. Inventories
Inventories consist of the following components (dollars in thousands):

	June 30, 2020	December 31, 2019
Finished goods	$73,320	$68,350
Work in process	30,670	30,560
Raw materials	36,900	33,750
Total inventories	$140,890	$132,660

9. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	June 30, 2020	December 31, 2019
Land and land improvements	$19,560	$19,110
Buildings	85,820	84,880
Machinery and equipment	329,120	326,990
	434,500	430,980
Less: Accumulated depreciation	223,540	216,650
Property and equipment, net	$210,960	$214,330

Depreciation expense as included in the accompanying consolidated statement of operations is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Depreciation expense, included in cost of sales	$7,830	$6,010	$14,190	$11,440
Depreciation expense, included in selling, general and administrative expenses	280	290	580	550
Total depreciation expense	$8,110	$6,300	$14,770	$11,990

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	June 30, 2020	December 31, 2019
4.875% Senior Notes due October 2025	$300,000	$300,000
Debt issuance costs	(4,740)	(5,310)
Long-term debt, net	$295,260	$294,690

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. At June 30, 2020, the Company had no amounts outstanding under its revolving credit facility and had approximately $284.1 million potentially available after giving effect to approximately $15.9 million of letters of credit issued and outstanding. At December 31, 2019, the Company had no amounts outstanding under its revolving credit facility and had approximately $283.9 million potentially available after giving effect to approximately $16.1 million of letters of credit issued and outstanding. The Company's borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of June 30, 2020 and December 31, 2019. The Company previously drew $150 million on its revolving credit facility in March 2020 to defend against potential uncertainty or liquidity issues in the financial markets as a result of the COVID-19 pandemic, but repaid this amount during second quarter 2020.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At June 30, 2020, the Company was in compliance with its financial covenants contained in the Credit Agreement.
Fair Value of Debt
The valuations of the Senior Notes and other debt were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$300,000	$300,000	$300,000	$309,000

11. Derivative Instruments
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of June 30, 2020 and December 31, 2019, the fair value carrying amount of the Company's derivative instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	June 30, 2020	December 31, 2019
Net Investment Hedges
Cross-currency swaps	Other assets	$7,580	$4,460

The following table summarizes the income recognized in accumulated other comprehensive income (loss) ("AOCI") on derivative contracts designated as hedging instruments as of June 30, 2020 and December 31, 2019, and the amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
				Three months ended June 30,		Six months ended June 30,
	As of June 30, 2020	As of December 31, 2019	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	2020	2019	2020	2019
Net Investment Hedges
Cross-currency swaps	$6,530	$4,230	Other income, net	$—	$—	$—	$—

Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.
Derivatives Not Designated as Hedging Instruments
As of June 30, 2020, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of approximately $48.8 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, British pound and the Chinese yuan, and have various settlement dates through July 2020. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of operations.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of operations (dollars in thousands):

		Amount of Income Recognized in Earnings on Derivatives
		Three months ended June 30,		Six months ended June 30,
	Location of Income Recognized in Earnings on Derivatives	2020	2019	2020	2019
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income, net	$550	$220	$480	$220

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Cross-currency swaps	Recurring	$7,580	$—	$7,580	$—
Foreign exchange contracts	Recurring	$180	$—	$180	$—
December 31, 2019
Cross-currency swaps	Recurring	$4,460	$—	$4,460	$—
Foreign exchange contracts	Recurring	$(770)	$—	$(770)	$—

12. Leases
The Company leases certain equipment and facilities under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; expense related to these leases is recognized on a straight-line basis over the lease term.
The components of lease expense are as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating lease cost	$2,020	$1,620	$3,670	$3,140
Short-term, variable and other lease costs	270	170	580	410
Total lease cost	$2,290	$1,790	$4,250	$3,550

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)
2020 (excluding the six months ended June 30, 2020)	$3,880
2021	7,370
2022	6,590
2023	5,630
2024	4,320
Thereafter	13,560
Total lease payments	41,350
Less: Imputed interest	(5,540)
Present value of lease liabilities	$35,810
__________________________

(a)
The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.

The weighted-average remaining lease term of the Company's operating leases as of June 30, 2020 is approximately 6.6 years. The weighted-average discount rate as of June 30, 2020 is approximately 4.7%.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $3.0 million and $3.2 million during the six months ended June 30, 2020 and 2019, respectively, and is included in cash flows provided by operating activities in the consolidated statement of cash flows.
Right-of-use assets obtained in exchange for lease liabilities were approximately $10.2 million, primarily due to the acquisitions of RSA and Rapak, and $0.9 million during the six months ended June 30, 2020 and 2019, respectively.
13. Other long-term liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	June 30, 2020	December 31, 2019
Non-current asbestos-related liabilities	$27,800	$6,200
Other long-term liabilities	30,110	34,610
Total other long-term liabilities	$57,910	$40,810

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14. Commitments and Contingencies
Asbestos
As of June 30, 2020, the Company was a party to 352 pending cases involving an aggregate of 4,732 claims primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by Lamons and certain other related subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Six Months Ended June 30, 2020	4,759	110	129	8	4,732	$54,375	$1,090,000
Fiscal Year Ended December 31, 2019	4,820	143	172	32	4,759	$16,616	$2,250,000

In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,732 claims pending at June 30, 2020, 55 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At June 30, 2020, of the 55 claims that set forth specific amounts, there were no claims seeking specific amounts for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	10	45

Relatively few claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 25 years ago, have been approximately $9.8 million. All relief sought in the asbestos cases is monetary in nature. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability.
There has been significant volatility in the historical number of claim filings and costs to defend, with previous claim counts and spend levels much higher than current levels. Management believes this volatility was associated more with tort reform, plaintiff practices and state-specific legal dockets than the Company’s underlying asbestos-related exposures. In the past 3 years, however, the number of new claim filings, and costs to defend, have become much more consistent, ranging between 143 to 173 new claims per year and total defense costs ranging between $2.2 million and $2.3 million.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The higher degree of consistency in census data and spend levels, as well as lower claim activity levels and an evolving defense strategy, has allowed the Company to more effectively and efficiently manage claims, making process or local counsel arrangement improvements where possible. Given the consistency of activity over a multi-year period, the Company believed a trend may have formed where it could be possible to reasonably estimate its future cash exposure for all asbestos-related activity with an adequate level of precision. As such, the Company commissioned an actuary to help evaluate the nature and predictability of its asbestos-related costs, and provide an actuarial range of estimates of future exposures. Based upon its review of the actuarial study, which was completed in June 2020 using data as of December 31, 2019 and which projected spend levels through a terminal year of 2064, the Company affirmed its belief that it now has the ability to reasonably estimate its future asbestos-related exposures for pending as well as unknown future claims.
During the three months ended June 30, 2020, the Company elected to change its method of accounting for asbestos-related defense costs from accruing for probable and reasonably estimable defense costs associated with known claims expected to settle to accrue for all future defense costs for both known and unknown claims, which the Company now believes are reasonably estimable. The Company believes this change is preferable, as asbestos-related defense costs represent expenditures related to legacy activities that do not contribute to current or future revenue generating activities, and recording an estimate of the full liability for asbestos-related costs, where estimable with reasonable precision, provides a more complete assessment of the liability associated with resolving asbestos-related claims.
This accounting change has been reflected as a change in accounting estimate effected by a change in accounting principle. In the three months ended June 30, 2020, the Company recorded a non-cash, pre-tax charge for asbestos-related costs of approximately $23.4 million, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.
Following the change in accounting estimate, the Company’s liability for asbestos-related claims will be based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity. The study from the Company’s actuary, based on data as of December 31, 2019, provided for a range of possible future liability from $31.5 million to $43.3 million. The Company does not believe any amount within the range of potential outcomes represents a better estimate than another given the many factors and assumptions inherent in the projections. Therefore, the Company has recorded the liability at the low-end of the range. As of June 30, 2020, the Company’s total asbestos-related liability is $30.3 million, and is included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.
The Company’s primary insurance, which covered approximately 40% of historical costs related to settlement and defense of asbestos litigation, expired in November 2018, upon which the Company became solely responsible for defense costs and indemnity payments. The Company is party to a coverage-in-place agreement (entered into in 2006) with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. The Company will continue to be solely responsible for defense costs and indemnity payments prior to the commencement of coverage under this agreement, the duration of which would be subject to the scope of damage awards and settlements paid. Based upon the Company’s review of the actuarial study, the Company does not believe it is probable that it will reach the threshold of qualified future settlements required to commence excess carrier insurance coverage under the coverage-in-place agreement.
While the Company recorded a significant non-cash charge in the three months ended June 30, 2020 in connection with its change in accounting policy, based upon the Company's experience to date, including the trend in annual defense and settlement costs incurred to date, and other available information (including the availability of excess insurance), the Company does not believe these cases will have a material adverse effect on its financial position or cash flows.
Claims and Litigation
The Company is subject to other claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation will have a material adverse effect on its financial position and results of operations or cash flows.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

15. Segment Information
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
Packaging – The Packaging segment, which consists primarily of the Rieke®, Taplast, Stolz and Rapak® brands, develops and manufactures a broad array of dispensing products (such as foaming pumps, lotion and hand soap pumps, sanitizer pumps, beverage dispensers, perfume sprayers, nasal sprayers and trigger sprayers), polymeric and steel caps and closures (such as food lids, flip-top closures, child resistance caps, drum and pail closures and flexible spouts), polymeric jar products, and fully integrated dispensers for fill-ready bag-in-box applications, all for a variety of consumer products submarkets including, but not limited to, beauty and personal care, home care, food and beverage, and pharmaceutical and nutraceutical, as well as the industrial market.
Aerospace – The Aerospace segment, which includes the Monogram Aerospace Fasteners™, Allfast Fastening Systems®, Mac Fasteners™, RSA Engineered Products and Martinic Engineering™ brands, develops, qualifies and manufactures highly-engineered, precision fasteners, tubular products and assemblies for fluid conveyance, and machined products and assemblies to serve the aerospace and defense market.
Specialty Products – The Specialty Products segment, which includes the Norris Cylinder™ and Arrow® Engine brands, designs, manufactures and distributes highly-engineered steel cylinders, wellhead engines and compression systems for use within industrial markets.
Segment activity is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net Sales
Packaging	$128,830	$103,990	$228,880	$192,830
Aerospace	42,610	49,510	91,530	95,090
Specialty Products	28,110	37,330	61,930	76,280
Total	$199,550	$190,830	$382,340	$364,200
Operating Profit (Loss)
Packaging	$24,040	$22,640	$42,320	$40,280
Aerospace	(4,210)	7,650	870	13,460
Specialty Products	(5,940)	5,410	(2,510)	10,110
Corporate	(32,040)	(8,640)	(39,000)	(16,990)
Total	$(18,150)	$27,060	$1,680	$46,860

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

16. Equity Awards
Stock Options
The Company did not grant any stock option awards during the six months ended June 30, 2020. Information related to stock options at June 30, 2020 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	150,000	$17.87
Granted	—	—
Exercised	—	—
Cancelled	—	—
Expired	—	—
Outstanding at June 30, 2020	150,000	$17.87	6.1	$912,000

As of June 30, 2020, 150,000 stock options outstanding were exercisable under the Company's long-term equity incentive plans. As of June 30, 2020, there was no unrecognized compensation cost related to stock options remaining.
The Company recognized no stock-based compensation expense related to stock options during the three and six months ended June 30, 2020 and approximately $0.1 million of stock-based compensation expense during the three and six months ended June 30, 2019. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the six months ended June 30, 2020:

•	granted 178,666 RSUs to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company;

•	granted 31,816 RSUs to certain employees, which are subject only to a service condition and fully vest at the end of three years so long as the employee remains with the Company;

•	granted 2,558 RSUs to certain employees, which are subject only to a service condition and vest one year from the date of grant so long as the employee remains with the Company;

•
granted 30,590 RSUs to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date; and

•
issued 2,394 RSUs related to director fee deferrals during the six months ended June 30, 2020 as certain of the Company's directors elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During 2020, the Company awarded 113,146 performance-based RSUs to certain Company key employees which vest three years from the grant date as long as the employee remains with the Company. These awards are earned 50% based upon the Company's achievement of an earnings per share compound annual growth rate ("EPS CAGR") metric over a period beginning January 1, 2020 and ending December 31, 2022. The remaining 50% of the awards are earned based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group, measured over the performance period. TSR is calculated as the Company's average closing stock price for the 20 trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20 trading days prior to the start of the performance period. The Company estimates the grant-date fair value subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk-free rate of 0.56% and annualized volatility of 26.2%. Depending on the performance achieved for these two metrics, the amount of shares earned, if any, can vary for each metric from 0% of the target award to a maximum of 200% of the target award.
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
During 2017, the Company awarded performance-based RSUs to certain Company key employees which were earned based upon the Company's TSR relative to the TSR of the common stock of a pre-defined industry peer-group and measured over a period beginning January 1, 2017 and ending on December 31, 2019. Depending on the performance achieved, the amount of shares earned could vary from 0% of the target award to a maximum of 200% of the target award. The Company attained 127.4% of the target, resulting in an increase of 27,567 shares during the six months ended June 30, 2020.
Information related to RSUs at June 30, 2020 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	622,528	$30.77
Granted	473,771	21.37
Vested	(297,203)	27.91
Cancelled	(9,583)	29.59
Outstanding at June 30, 2020	789,513	$26.51	1.7	$18,908,836

As of June 30, 2020, there was approximately $12.2 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 2.3 years.
The Company recognized stock-based compensation expense related to RSUs of approximately $2.7 million and $1.6 million during the three months ended June 30, 2020 and 2019, respectively and approximately $4.7 million and $2.9 million during the six months ended June 30, 2020 and 2019, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

17. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and RSUs. For the three and six months ended June 30, 2020, no restricted shares or options to purchase shares were included in the computation of net income (loss) per share because to do so would be anti-dilutive. The following table summarizes the dilutive effect of RSUs and options to purchase common stock for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Weighted average common shares—basic	43,463,235	45,592,075	43,832,144	45,585,445
Dilutive effect of restricted stock units	—	174,571	—	253,796
Dilutive effect of stock options	—	61,669	—	71,008
Weighted average common shares—diluted	43,463,235	45,828,315	43,832,144	45,910,249
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate.  The initial authorization, approved in November 2015, authorized up to $50 million in the aggregate of its common stock. The Company purchased no shares during the three months ended June 30, 2020 and 1,253,650 shares of its outstanding common stock for approximately $31.6 million during the six months ended June 30, 2020. During the three and six months ended June 30, 2019, the Company purchased 502,500 and 527,400 shares of its outstanding common stock for approximately $14.7 million and $15.4 million, respectively.
18. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost are as follows (dollars in thousands):

	Pension Plans
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Service costs	$310	$260	$630	$520
Interest costs	230	270	470	540
Expected return on plan assets	(360)	(350)	(730)	(700)
Amortization of net loss	230	150	450	290
Net periodic benefit cost	$410	$330	$820	$650

The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of operations.
The Company contributed approximately $0.3 million and $0.7 million to its defined benefit pension plans during the three and six months ended June 30, 2020. The Company expects to contribute approximately $1.1 million to its defined benefit pension plans for the full year 2020.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

19. Other Comprehensive Income (Loss)
Changes in AOCI by component for the six months ended June 30, 2020 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2019	$(9,930)	$4,230	$(300)	$(6,000)
Net unrealized gains (losses) arising during the period (a)	—	2,300	(6,950)	(4,650)
Less: Net realized losses reclassified to net income (b)	(310)	—	—	(310)
Net current-period other comprehensive income (loss)	310	2,300	(6,950)	(4,340)
Balance, June 30, 2020	$(9,620)	$6,530	$(7,250)	$(10,340)

__________________________

(a)	Derivative instruments, net of income tax of approximately $0.8 million. See Note 11, "Derivative Instruments," for further details.

(b)	Defined benefit plans, net of income tax of approximately $0.1 million. See Note 18, "Defined Benefit Plans," for further details.
Changes in AOCI by component for the six months ended June 30, 2019 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2018	$(7,200)	$940	$(10,590)	$(16,850)
Net unrealized gains arising during the period (a)	—	1,490	(200)	1,290
Less: Net realized losses reclassified to net income (b)	(200)	—	—	(200)
Net current-period other comprehensive income (loss)	200	1,490	(200)	1,490
Reclassification of stranded tax effects	(1,260)	(10)	—	(1,270)
Balance, June 30, 2019	$(8,260)	$2,420	$(10,790)	$(16,630)
__________________________

(a)	Derivative instruments, net of income tax of approximately $0.5 million. See Note 11, "Derivative Instruments," for further details.

(b)	Defined benefit plans, net of income tax of approximately $0.1 million. See Note 18, "Defined Benefit Plans," for further details.

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
Introduction
We are a diversified global manufacturer and provider of products for customers primarily in the consumer products, aerospace & defense and industrial markets. Our wide range of innovative product solutions are engineered and designed to solve application-specific challenges that our customers face. We believe our businesses share important and distinguishing characteristics, including: well-recognized and leading brand names in the focused markets we serve; innovative product technologies and features; customer approved processes and qualified products; established distribution networks; relatively low ongoing capital investment requirements; strong cash flow conversion and long-term growth opportunities. While the majority of our revenue is in the United States, we manufacture and supply products globally to a wide range of companies. We report our business activity in three segments: Packaging, Aerospace and Specialty Products.
In December 2019, we completed the sale of our Lamons division ("Lamons"), a manufacturer and distributor of industrial sealing, fastening and specialty products primarily used in the petrochemical and petroleum-refining industries, to two wholly-owned subsidiaries of an investment fund sponsored by First Reserve. The sale of Lamons was an important strategic step for TriMas, in streamlining our portfolio of businesses, as it significantly reduced our exposure to the oil and gas market from over 20% of net sales in 2019 to less than 3% in second quarter 2020, and allowed us to further invest in our Packaging and Aerospace segments. We received net after-tax proceeds from the sale of approximately $110.9 million in 2019, subject to certain adjustments as set forth in the Purchase Agreement which were finalized in the first quarter of 2020, resulting in a $1.8 million payment to us. The financial results of Lamons were previously reported within our Specialty Products segment. The financial position, results of operations and cash flows of Lamons are reported as discontinued operations for all periods presented through the date of disposition.
Key Factors Affecting Our Reported Results
Our businesses and results of operations depend upon general economic conditions. We serve customers in industries that are highly competitive, cyclical and that may be significantly impacted by changes in economic or geopolitical conditions.
In March 2020, the President of the United States declared the coronavirus ("COVID-19") outbreak a national emergency, as the World Health Organization determined it was a pandemic. In response to the COVID-19 pandemic, federal, provincial, state, county and local governments and public health organizations or authorities around the world have implemented a variety of measures intended to control the spread of the virus, including quarantines, "shelter-in-place" or "stay-at-home" and similar orders, travel restrictions, business curtailments and closures, social distancing, personal hygiene requirements, and other measures.
We have been and continue to be focused on making sure the working environments for our employees are safe so our operations have the ability to deliver the products needed to support the COVID-19 pandemic. Nearly all of our manufacturing sites have been deemed essential operations and remained open through the past four months at varying levels of capacity and efficiency, experiencing only temporary shutdowns due to country-specific government mandates or for thorough cleaning as a result of suspected COVID-19 cases. The health of our employees, and the ability of our facilities to remain operational in the current regulated environment, will be critical to our future results of operations.
Our divisions were impacted in first quarter 2020 at differing levels and times, beginning with our Asian facilities and strategic supply network, both primarily in China, in late January, followed by our European (primarily Italy) and North American facilities in February and March. We implemented new work rules and processes, which promote social distancing and increased hygiene to ensure the safety of our employees, particularly at our production facilities. These measures, while not easily quantifiable, have increased the level of production inefficiencies related to absenteeism, the resulting inefficient manufacturing scheduling and short-term idling of production. We continue to operate with these protocols in place, which have impacted our second quarter results.
Overall, our second quarter 2020 net sales increased compared to second quarter 2019, primarily as a result of robust organic sales growth in our Packaging segment, particularly for dispensing and closure products we supply that are used to fight the spread of germs, and as a result of acquisitions. These increases more than offset declines in sales in our Aerospace and Specialty Products segments, primarily related to the effects of the COVID-19 pandemic.

The most significant drivers of change in results of operations in second quarter 2020 compared with second quarter 2019 were a change in accounting policy for asbestos-related defense costs, realignment expenses we incurred in response to decreased customer demand following the COVID-19 outbreak, and the impact of our recent acquisitions.
In second quarter 2020, we elected to change our accounting policy for asbestos-related defense costs from accruing for probable and reasonably estimable defense costs associated with known claims expected to settle to accruing for all future defense costs for both known and unknown claims, which we now believe can be reasonably estimated. This accounting change has been reflected as a change in accounting estimate effected by a change in accounting principle. We recorded a non-cash, pre-tax charge for asbestos-related costs of approximately $23.4 million, which is included in selling, general and administrative expenses.
We undertook certain realignment actions, primarily in our Aerospace and Specialty Products segments, during second quarter 2020 in response to reduced end market demand following the outbreak of COVID-19. We recorded non-cash charges of approximately $13.2 million related to inventory reductions, primarily as a result of a strategic decision in our Arrow Engine division to streamline its product line offering. We also recorded charges of approximately $2.2 million related to certain production equipment removed from service given reduced demand levels. In addition, we reduced our employment levels given lower customer demand, incurring approximately $3.1 million in severance charges.
In April 2020, we acquired the Rapak brand, including certain bag-in-box product lines and assets ("Rapak") for an aggregate amount of approximately $11.4 million. Rapak, which is reported in our Packaging segment, has three manufacturing locations in the United States. Rapak contributed approximately $4.5 million of net sales during the second quarter within our Packaging segment, although it is performing near break-even operating profit as demand for its products, particularly those used in quick service restaurant applications, has significantly declined from pre-acquisition levels in 2019 due to the impact of COVID-19.
In February 2020, we completed the acquisition of RSA Engineered Products ("RSA"), a provider of highly-engineered and proprietary components for air management systems used in critical flight applications, for an aggregate amount of approximately $83.7 million, net of cash acquired. RSA is located in Simi Valley, California and designs, engineers and manufactures highly-engineered components, including air ducting products, connectors and flexible joints, predominantly used in aerospace and defense engine bleed air, anti-icing and environmental control system applications. RSA contributed approximately $5.9 million of net sales during the second quarter within our Aerospace segment.
Additional Key Risks that May Affect Our Reported Results
The COVID-19 pandemic impacted our second quarter results, and we expect it will continue to impact us in the future at varying degrees. We expect the second quarter robust customer demand we experienced for our Packaging segment's dispensers and closures used in personal care and home care (such as cleaning and laundry applications) to continue. We are actively collaborating with our customers and strategic supply partners to manage production capacity and supply chain availability as efficiently as possible. We believe industrial demand in North America will continue to be lower than in 2019, and we are uncertain how demand will be impacted as many of the shelter-in-place orders are adjusted or lifted, particularly in North America, where orders for our industrial cylinders, for example, are heavily influenced by spring and summer levels of construction and HVAC activity, which has yet to commence in a meaningful way. We expect the aerospace market to experience the most severe dislocation going forward. With the current travel restrictions and significant drop in passenger miles, aircraft manufacturers have begun to slow or halt production, and we experienced a significant drop in aerospace-related sales in late second quarter, and expect demand for our products tied to commercial aircraft build rates to decline significantly compared with first half 2020 as well as 2019 levels for the remainder of the year.
We have executed realignment actions in the second quarter of 2020, primarily in our Aerospace and Specialty Products segments, to protect against the uncertain end market demand. We will continue to assess further actions if required. However, as a result of the pandemic's impact on global economic activity, and the continued potential impact to our future results of operations, as well as to TriMas' market capitalization, we may record additional cash and non-cash charges related to incremental realignment actions, as well as for uncollectible customer account balances, excess inventory and idle production equipment. Further, we may be required to conduct an evaluation of triggering events as to whether there is a reduction in the fair value of our goodwill and intangible assets, particularly in our Aerospace divisions, if the sales decline that occurred in June 2020 continues, which could result in an impairment charge.
Despite the potential decline in future demand levels and results of operations as a result of the COVID-19 pandemic, at present, we believe our capital structure is in a solid position, and we have ample cash and available liquidity under our revolving credit facility sufficient to meet our debt service obligations, capital expenditure requirements and other short-term and long-term obligations for the foreseeable future.

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
Beyond the unique risks presented by the COVID-19 pandemic, other critical factors affecting our ability to succeed include: our ability to create organic growth through product development, cross-selling and extending product-line offerings, and our ability to quickly and cost-effectively introduce and successfully launch new products; our ability to acquire and integrate companies or products that supplement existing product lines, add new distribution channels or customers, expand our geographic coverage or enable better absorption of overhead costs; our ability to manage our cost structure more efficiently via supply base management, internal sourcing and/or purchasing of materials, selective outsourcing and/or purchasing of support functions, working capital management, and greater leverage of our administrative functions.
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
We are sensitive to price movements in our raw materials supply base. Our largest raw material purchases are for resins (such as polypropylene and polyethylene), steel, aluminum and other oil and metal-based purchased components. While material cost changes did not have a significant impact in the first half of 2020 compared with first half 2019, there has been some volatility over the past two years as a direct and indirect result of foreign trade policy, where tariffs on certain of our commodity-based products sourced from Asia have been instituted, and certain North American suppliers have opportunistically increased their prices. As needed, we have taken actions, and will continue to take actions, to mitigate such increases, including implementing commercial pricing adjustments, resourcing to alternate suppliers and insourcing of previously sourced products to better leverage our global manufacturing footprint. Although we believe we are generally able to mitigate the impact of higher commodity costs, we may experience additional material costs and disruptions in supply in the future and may not be able to pass along higher costs to our customers in the form of price increases or otherwise mitigate the impacts to our operating results.
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
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In November 2015, our Board of Directors authorized up to $50 million in share repurchases. During 2019, our Board of Directors increased the authorization to $75 million in February, and later to $150 million in November. In first quarter 2020, our Board of Directors further increased the authorization to $250 million. In the six months ended June 30, 2020, we purchased 1,253,650 shares of our outstanding common stock for approximately $31.6 million. During the three and six months ended June 30, 2019, we purchased 527,400 shares of our outstanding common stock for approximately $15.4 million.
Each increase in share repurchase authorization includes the value of shares already purchased under the previous authorization. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions and other factors. In March 2020, given the uncertainty surrounding the COVID-19 pandemic, we temporarily suspended our share repurchase program in order to conserve available cash.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three months ended June 30,
	2020	As a Percentage of Net Sales	2019	As a Percentage of Net Sales
Net Sales
Packaging	$128,830	64.6%	$103,990	54.5%
Aerospace	42,610	21.4%	49,510	25.9%
Specialty Products	28,110	14.1%	37,330	19.6%
Total	$199,550	100.0%	$190,830	100.0%
Gross Profit (Loss)
Packaging	$37,850	29.4%	$32,740	31.5%
Aerospace	2,670	6.3%	13,230	26.7%
Specialty Products	(3,290)	(11.7)%	7,820	20.9%
Total	$37,230	18.7%	$53,790	28.2%
Selling, General and Administrative Expenses
Packaging	$13,810	10.7%	$10,100	9.7%
Aerospace	6,880	16.1%	5,580	11.3%
Specialty Products	2,650	9.4%	2,410	6.5%
Corporate	32,040	N/A	8,640	N/A
Total	$55,380	27.8%	$26,730	14.0%
Operating Profit (Loss)
Packaging	$24,040	18.7%	$22,640	21.8%
Aerospace	(4,210)	(9.9)%	7,650	15.5%
Specialty Products	(5,940)	(21.1)%	5,410	14.5%
Corporate	(32,040)	N/A	(8,640)	N/A
Total	$(18,150)	(9.1)%	$27,060	14.2%
Depreciation
Packaging	$5,050	3.9%	$3,800	3.7%
Aerospace	2,070	4.9%	1,680	3.4%
Specialty Products	960	3.4%	750	2.0%
Corporate	30	N/A	70	N/A
Total	$8,110	4.1%	$6,300	3.3%
Amortization
Packaging	$2,320	1.8%	$2,480	2.4%
Aerospace	2,860	6.7%	2,130	4.3%
Specialty Products	120	0.4%	140	0.4%
Corporate	—	N/A	—	N/A
Total	$5,300	2.7%	$4,750	2.5%

The following table summarizes financial information for our reportable segments for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six months ended June 30,
	2020	As a Percentage of Net Sales	2019	As a Percentage of Net Sales
Net Sales
Packaging	$228,880	59.9%	$192,830	52.9%
Aerospace	91,530	23.9%	95,090	26.1%
Specialty Products	61,930	16.2%	76,280	20.9%
Total	$382,340	100.0%	$364,200	100.0%
Gross Profit (Loss)
Packaging	$66,530	29.1%	$60,710	31.5%
Aerospace	14,580	15.9%	25,030	26.3%
Specialty Products	2,490	4.0%	14,840	19.5%
Total	$83,600	21.9%	$100,580	27.6%
Selling, General and Administrative Expenses
Packaging	$24,210	10.6%	$20,430	10.6%
Aerospace	13,710	15.0%	11,570	12.2%
Specialty Products	5,000	8.1%	4,730	6.2%
Corporate	39,000	N/A	16,990	N/A
Total	$81,920	21.4%	$53,720	14.8%
Operating Profit (Loss)
Packaging	$42,320	18.5%	$40,280	20.9%
Aerospace	870	1.0%	13,460	14.2%
Specialty Products	(2,510)	(4.1)%	10,110	13.3%
Corporate	(39,000)	N/A	(16,990)	N/A
Total	$1,680	0.4%	$46,860	12.9%
Depreciation
Packaging	$9,140	4.0%	$7,060	3.7%
Aerospace	3,760	4.1%	3,340	3.5%
Specialty Products	1,800	2.9%	1,450	1.9%
Corporate	70	N/A	140	N/A
Total	$14,770	3.9%	$11,990	3.3%
Amortization
Packaging	$4,650	2.0%	$4,850	2.5%
Aerospace	5,260	5.7%	4,270	4.5%
Specialty Products	240	0.4%	260	0.3%
Corporate	—	N/A	—	N/A
Total	$10,150	2.7%	$9,380	2.6%

Results of Operations
The principal factors impacting us during the three months ended June 30, 2020, compared with the three months ended June 30, 2019, were:

•	a change in our accounting policy for asbestos-related defense costs in second quarter 2020;

•	realignment expenses, primarily in our Aerospace and Specialty Products segments, in response to reduced end market demand following the outbreak of COVID-19;

•	increases in our Packaging segment's organic sales and related operating profit as a result of significantly higher demand, primarily for products used to help fight the spread of germs;

•	reduced sales and related profit within our Specialty Products and Aerospace reportable segments, primarily as a result of the COVID-19 pandemic; and

•	the impact of our recent acquisitions, primarily RSA in February 2020, and Rapak in April 2020.

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
Overall, net sales increased approximately $8.7 million, or 4.6%, to $199.6 million for the three months ended June 30, 2020, as compared with $190.8 million in the three months ended June 30, 2019, driven by our recent acquisitions, which contributed approximately $13.0 million of inorganic sales. Organic sales, excluding the impact of currency exchange, decreased approximately $1.9 million, as sales increases in our Packaging segment, primarily for dispenser products used in applications that help fight the spread of germs, were offset by lower sales in our Aerospace and Specialty Products segments. In addition, net sales were lower by approximately $2.4 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 18.7% and 28.2% for the three months ended June 30, 2020 and 2019, respectively. Gross profit margin decreased, as the impact of higher sales levels was more than offset by the impact of approximately $16.0 million of realignment expenses, $14.3 million of which were non-cash and $1.7 million were cash expenses, primarily in our Aerospace and Specialty Products segments, of which where we executed actions to lower our cost structure in response to reduced end market demand following the outbreak of the COVID-19 pandemic. In addition, we recorded approximately $2.1 million greater non-cash purchase accounting charges in the three months ended June 30, 2020 than the three months ended June 30, 2019 for the step-up of inventory to fair value and subsequent amortization related to our acquisitions. Our second quarter 2020 gross profit margin was also impacted by a less favorable product sales mix, as well as lower fixed cost absorption and higher production inefficiencies, both due primarily to the COVID-19 pandemic.
Operating profit (loss) margin (operating profit as a percentage of sales) approximated 9.1% and 14.2% for the three months ended June 30, 2020 and 2019, respectively. Operating profit (loss) decreased approximately $45.2 million to an operating loss of approximately $18.2 million in the three months ended June 30, 2020, from an operating profit of approximately $27.1 million for the three months ended June 30, 2019. This decrease was primarily as a result of a non-cash, pre-tax charge for asbestos-related costs of approximately $23.4 million in second quarter 2020 due to a change in accounting policy, as well as due to approximately $18.5 million of realignment expenses recorded in second quarter 2020, of which $15.4 million were non-cash and $3.1 million were cash expenses, primarily in our Aerospace and Specialty Products segments, where we executed actions to lower our cost structure in response to reduced end market demand following the outbreak of COVID-19. While higher sales contributed additional operating profit, this increase was more than offset by increased purchase accounting expenses, a less favorable product sales mix, and lower fixed cost absorption and higher production inefficiencies, both due in large part to the COVID-19 pandemic.
Interest expense increased approximately $0.7 million to $4.2 million for the three months ended June 30, 2020, as compared to $3.5 million for the three months ended June 30, 2019, primarily as a result of increased weighted average borrowings from approximately $338.3 million during the three months ended June 30, 2019 to approximately $465.6 million during the three months ended June 30, 2020. We drew $150 million on our revolving credit facility in first quarter 2020 to ensure availability of cash on hand, but subsequently repaid this amount late in second quarter 2020.
Other income, net decreased approximately $0.1 million, to $1.1 million for the three months ended June 30, 2020, as compared to $1.2 million for the three months ended June 30, 2019, primarily due to a decrease in foreign currency gains.
The effective income tax rate for the three months ended June 30, 2020 and 2019 was 26.1% and 24.5%, respectively, as we recorded a tax benefit of approximately $5.6 million for the three months ended June 30, 2020 as compared to tax expense of approximately $6.1 million for the three months ended June 30, 2019. The effective tax rate for the quarter ended June 30, 2020 was impacted by a decrease in profitability resulting from various one-time charges, including a change in the Company’s accounting policy for asbestos-related defense costs. This change was treated as a discrete item in determining tax expense for the quarter.
Income (loss) from continuing operations decreased approximately $34.4 million, to a net loss of $15.7 million for the three months ended June 30, 2020, as compared to net income of $18.7 million for the three months ended June 30, 2019. The decrease was the result of a decrease in operating profit (loss) of approximately $45.2 million, an increase in interest expense, a decrease in other income, net, partially offset by an increase in income tax benefit (expense) of approximately $11.6 million.
See below for a discussion of operating results by segment.

Packaging. Net sales increased approximately $24.8 million, or 23.9%, to $128.8 million in the three months ended June 30, 2020, as compared to $104.0 million in the three months ended June 30, 2019. Acquisition-related growth was approximately $7.1 million, comprised of approximately $4.5 million of sales from our April 2020 acquisition of Rapak as well as $2.6 million of April 2020 sales for Taplast, which was acquired in late April 2019. Sales of dispensing products used in beauty and personal care and home care applications increased by approximately $8.6 million, primarily for personal hygiene applications, as demand rose, in part, due to the COVID-19 pandemic. Sales of products used in food and beverage markets increased by approximately $5.7 million, primarily due to higher sales of beverage dispensers, including pumps and related products, in North America. Sales of products used in industrial markets increased by approximately $3.0 million, primarily due to higher demand within North America, some of which we believe is attributable to higher sales of products used in the transportation of bulk sanitizer and industrial cleaning solutions. These increases were partially offset by approximately $2.4 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit increased approximately $5.1 million to $37.9 million, or 29.4% of sales, in the three months ended June 30, 2020, as compared to $32.7 million, or 31.5% of sales, in the three months ended June 30, 2019, primarily due to increased sales levels. These increases were partially offset by approximately $0.9 million in non-cash realignment costs during second quarter 2020 primarily related to the disposal of certain equipment removed from service and approximately $0.8 million for a purchase accounting non-cash charge related to the step-up of Rapak's inventory to fair value and subsequent amortization. Gross profit margin was lower than second quarter 2019 due to lower production efficiencies and a less favorable product sales mix, including the impact of Rapak generating low gross profit, excluding the inventory step-up amortization, at current demand levels. Gross profit and margin were also impacted by approximately $0.7 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Selling, general and administrative expenses increased approximately $3.7 million to $13.8 million, or 10.7% of sales, in the three months ended June 30, 2020, as compared to $10.1 million, or 9.7% of sales, in the three months ended June 30, 2019, as we incurred approximately $1.4 million in charges associated with second quarter 2020 realignment actions, primarily for severance. In addition, our acquisitions added approximately $0.9 million of higher ongoing selling, general and administrative costs. The remaining increase was primarily related to higher personnel-related expenses to support our sales growth initiatives.
Operating profit increased approximately $1.4 million to $24.0 million, or 18.7% of sales, in the three months ended June 30, 2020, as compared to $22.6 million, or 21.8% of sales, in the three months ended June 30, 2019, as the impact of increased sales was mostly offset by realignment charges taken during the quarter, purchase accounting adjustments, a less favorable product sales mix, production inefficiencies as a result of the COVID-19 pandemic and higher selling, general and administrative expenses.
Aerospace.    Net sales for the three months ended June 30, 2020 decreased approximately $6.9 million, or 13.9%, to $42.6 million, as compared to $49.5 million in the three months ended June 30, 2019. RSA, acquired in February 2020, contributed approximately $5.9 million of sales. Sales of our fastener and machined components products declined by approximately $8.7 million and $4.1 million, respectively, both due to lower demand resulting from reduced aircraft production following the onset of the COVID-19 pandemic, with fastener sales also lower than second quarter 2019, as expected, due to the 737 Max grounding.
Gross profit decreased approximately $10.6 million to $2.7 million, or 6.3% of sales, in the three months ended June 30, 2020, from $13.2 million, or 26.7% of sales, in the three months ended June 30, 2019, due in part to the decrease in sales levels and related lower fixed cost absorption and production inefficiencies due to the impact of the COVID-19 pandemic. During the second quarter of 2020, we executed certain realignment actions to protect against uncertain end market demand and other adverse effects following the outbreak of the COVID-19 pandemic, resulting in charges of approximately $4.2 million related to inventory reductions, approximately $1.7 million related to severance as we reduced our manufacturing employment levels and approximately $0.3 million related to production equipment removed from service. In addition, we recorded an approximate $1.5 million purchase accounting non-cash charge related to the step-up of RSA's inventory to fair value and subsequent amortization.
Selling, general and administrative expenses increased approximately $1.3 million to approximately $6.9 million, or 16.1% of sales, in the three months ended June 30, 2020, as compared to $5.6 million, or 11.3% of sales, in the three months ended June 30, 2019, primarily due to ongoing costs of RSA as well as approximately $0.4 million of realignment expenses.
Operating profit (loss) decreased approximately $11.9 million to an operating loss of $4.2 million, or 9.9% of sales, in the three months ended June 30, 2020, as compared to an operating profit of $7.7 million, or 15.5% of sales in the three months ended June 30, 2019, primarily due to the impact of realignment charges taken during the second quarter of 2020, as well as the impact of lower sales levels which resulted in lower fixed cost absorption and higher production inefficiencies as a result of the COVID-19 pandemic, and the recognition of the purchase accounting adjustment related to RSA's inventory step-up to fair value and subsequent amortization.

Specialty Products.   Net sales for the three months ended June 30, 2020 decreased approximately $9.2 million, or 24.7%, to $28.1 million, as compared to $37.3 million in the three months ended June 30, 2019. Sales of our cylinder products decreased approximately $8.2 million, as lower demand for steel cylinders used in construction and HVAC end markets in North America more than offset a modest increase in the sale of cylinders used for oxygen and other medical applications. Sales of engines, compressors and related parts used in upstream oil and gas applications decreased by approximately $1.0 million, primarily as a result low oil-field activity in North America given further reductions in rig counts, and included approximately $0.7 million of sales in second quarter 2020 related to the liquidation of non-core inventory following our strategic decision to streamline Arrow Engine's product line offering.
Gross profit (loss) decreased approximately $11.1 million to a gross loss of $3.3 million, or 11.7% of sales, in the three months ended June 30, 2020, as compared to gross profit of $7.8 million, or 20.9% of sales, in the three months ended June 30, 2019, due in part to the decrease in sales levels and related lower fixed cost absorption and production inefficiencies, primarily from the impact of the COVID-19 pandemic. During the second quarter of 2020, we executed certain realignment actions in response to reduced end market demand, resulting in approximately $9.0 million non-cash charges in the second quarter of 2020, primarily related to Arrow Engine streamlining its product line offering and liquidating the non-core inventory.
Selling, general and administrative expenses increased approximately $0.2 million to $2.7 million, or 9.4% of sales, in the three months ended June 30, 2020, as compared to $2.4 million, or 6.5% of sales, in the three months ended June 30, 2019. During second quarter 2020, we incurred selling, general and administrative realignment expenses of approximately $0.7 million related to severance as we reduced our employment levels, which was partially offset by reduced spending levels as a result of lower activity levels.
Operating profit (loss) decreased approximately $11.4 million to an operating loss of $5.9 million, or 21.1% of sales, in the three months ended June 30, 2020, as compared to an operating profit of $5.4 million, or 14.5% of sales, in the three months ended June 30, 2019, primarily as a result of the second quarter 2020 realignment actions, as well as due to the impact of lower sales and related lower fixed cost absorption and production inefficiencies.
Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended June 30,
	2020	2019
Corporate operating expenses	$5.6	$5.9
Non-cash stock compensation	2.8	1.6
Legacy expenses	23.6	1.1
Corporate expenses	$32.0	$8.6
Corporate expenses increased approximately $23.4 million to $32.0 million for the three months ended June 30, 2020, from $8.6 million for the three months ended June 30, 2019, primarily as a result of the $23.4 million non-cash charge in second quarter 2020 due to the change of our accounting policy for asbestos-related defense costs. Non-cash stock compensation expense increased due to the timing and nature of equity awards in 2020 compared with 2019, the impact of which was offset by lower corporate operating expenses and reduced non-asbestos-related legacy expenses.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Overall, net sales increased approximately $18.1 million, or 5.0%, to $382.3 million for the six months ended June 30, 2020, as compared with $364.2 million in the six months ended June 30, 2019. Acquisitions contributed approximately $23.5 million of inorganic sales growth. Organic sales, excluding the impact of currency exchange, decreased by approximately $2.0 million, as sales increases in our Packaging segment, primarily for products used in applications that help fight the spread of germs, were offset by lower sales in our Aerospace and Specialty Products segments. In addition, net sales were lower by approximately $3.3 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.

Gross profit margin (gross profit as a percentage of sales) approximated 21.9% and 27.6% for the six months ended June 30, 2020 and 2019, respectively. Gross profit margin decreased, as the impact of higher sales levels was more than offset by the impact of approximately $16.0 million of realignment expenses, $14.3 million of which were non-cash and $1.7 million were cash expenses, primarily in our Aerospace and Specialty Products segments, where we executed actions to lower our cost structure in response to reduced end market demand following the outbreak of COVID-19 pandemic. In addition, we recorded approximately $2.8 million of purchase accounting non-cash charges in the six months ended June 30, 2020 for the step-up of inventory to fair value and subsequent amortization related to our RSA and Rapak acquisitions as compared to approximately $0.3 million of such charges for our 2019 acquisitions in the six months ended June 30, 2019. Our gross profit margin in the first six months of 2020 was also impacted by a less favorable product sales mix, lower fixed cost absorption and higher production inefficiencies due primarily to the COVID-19 pandemic.
Operating profit margin (operating profit as a percentage of sales) approximated 0.4% and 12.9% for the six months ended June 30, 2020 and 2019, respectively. Operating profit decreased approximately $45.2 million, or 96.4%, to $1.7 million for the six months ended June 30, 2020, compared to $46.9 million for the six months ended June 30, 2019. This decrease was primarily as a result of a non-cash, pre-tax charge for asbestos-related costs of approximately $23.4 million in the first half of 2020 due to a change in accounting policy, as well as due to approximately $18.5 million of realignment expenses recorded in the first half of 2020, of which $15.4 million were non-cash and $3.1 million were cash expenses, primarily in our Aerospace and Specialty Products segments, where we executed actions to lower our cost structure in response to reduced end market demand following the outbreak of COVID-19. While higher operating profit was generated from higher sales levels, this impact was more than offset by a less favorable product sales mix, lower fixed cost absorption and higher production inefficiencies due in large part to the COVID-19 pandemic. Operating profit (loss) also decreased as a result of increased purchase accounting expenses and as a result of unfavorable currency exchange.
Interest expense increased approximately $0.9 million, to $7.8 million, for the six months ended June 30, 2020, as compared to $6.9 million for the six months ended June 30, 2019, primarily as a result of increased weighted average borrowings from approximately $329.5 million during the six months ended June 30, 2019 to approximately $413.6 million during the six months ended June 30, 2020. We drew $150 million on our revolving credit facility in first quarter 2020 to ensure availability of cash on hand, but subsequently repaid this amount late in second quarter 2020.
Other income, net increased approximately $0.4 million, to $1.1 million for the six months ended June 30, 2020, from $0.7 million of other expense, net for the six months ended June 30, 2019, primarily due to a year over year decrease in losses on transactions denominated in foreign currencies.
The effective income tax rate for the six months ended June 30, 2020 and 2019 was 49.2% and 18.0%, respectively, as we recorded a tax benefit of approximately $2.5 million for the six months ended June 30, 2020 as compared to tax expense of approximately $7.3 million for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020 was impacted by a decrease in profitability resulting from various one-time charges, including a change in the Company’s accounting policy for asbestos-related defense costs. This change was treated as a discrete item in determining tax expense for the six months ended June 30, 2020. In addition, we recognized discrete items that occurred during the first six months of 2019 as compared to first six months of 2020, including the reversal of uncertain tax benefits for which the statute of limitations expired, excess tax benefits related to share based compensation that vested in 2019, and a reduction in deferred tax liabilities resulting from the implementation of state tax planning initiatives.
Income (loss) from continuing operations decreased by approximately $35.9 million, to a loss of $2.6 million for the six months ended June 30, 2020, compared to income of $33.3 million for the six months ended June 30, 2019. The decrease was primarily the result of a decrease in operating profit of approximately $45.2 million and an increase in interest expense, partially offset by an increase in income tax benefit (expense) of approximately $9.8 million and an increase in other income, net.
See below for a discussion of operating results by segment.

Packaging.   Net sales increased approximately $36.1 million, or 18.7%, to $228.9 million in the six months ended June 30, 2020, as compared to $192.8 million in the six months ended June 30, 2019. Acquisition-related growth was approximately $14.6 million, comprised of approximately $4.5 million of sales from our April 2020 acquisition of Rapak as well as $10.1 million of January through April 2020 sales for Taplast, which was acquired in late April 2019. Sales of dispensing products used in beauty and personal care and home care applications increased by approximately $12.1 million, primarily as demand increased for personal hygiene applications due to heightened awareness of reducing the spread of germs following the COVID-19 pandemic. Sales of products used in food and beverage markets increased by approximately $7.2 million, primarily due to higher sales of beverage dispensers, including pumps and related products, in North America. Sales of products used in industrial markets increased by approximately $3.4 million, primarily due to higher demand within North America, some of which we believe is attributable to higher sales of products used in the transportation of bulk sanitizer and industrial cleaning solutions. These increases were partially offset by approximately $3.3 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $5.8 million to $66.5 million, or 29.1% of sales, in the six months ended June 30, 2020, as compared to $60.7 million, or 31.5% of sales, in the six months ended June 30, 2019, primarily due to increased sales levels, which was partially offset by approximately $0.9 million in non-cash realignment costs during second quarter 2020 primarily related to the disposal of certain equipment which was taken out of service and approximately $0.8 million for a purchase accounting non-cash charge related to the step-up of Rapak's inventory to fair value and subsequent amortization. Gross profit margin was lower than second quarter 2019 due to a less favorable product sales mix. In addition, gross profit margin was further reduced due to generally lower production efficiencies, as well as Rapak currently generating low gross profit at current demand levels, both as a result of the impacts of the COVID-19 pandemic. Gross profit and margin were also impacted by approximately $1.0 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's selling, general and administrative expenses increased approximately $3.8 million to $24.2 million, or 10.6% of sales, in the six months ended June 30, 2020, as compared to $20.4 million, or 10.6% of sales, in the six months ended June 30, 2019, as we incurred approximately $1.4 million in charges associated with our realignment actions, primarily for severance. We also incurred approximately $1.6 million of higher ongoing selling, general and administrative costs associated with our acquisitions, as well as recorded higher personnel-related expenses given higher demand for our products. This increase was partially offset by an approximate $0.8 million non-cash charge during the three months ended March 31, 2019 related to the write-off of the trade name acquired in the Plastic Srl acquisition that was not used.
Packaging's operating profit increased approximately $2.0 million to $42.3 million, or 18.5% of sales, in the six months ended June 30, 2020, as compared to $40.3 million, or 20.9% of sales, in the six months ended June 30, 2019, as a result of increased sales, which was partially offset by realignment charges taken during the second quarter of 2020, the recognition of the purchase accounting adjustment related to Rapak's inventory step-up to fair value and subsequent amortization, a less favorable product sales mix, production inefficiencies as a result of COVID-19 and higher selling, general and administrative expenses.
Aerospace.    Net sales for the six months ended June 30, 2020 decreased approximately $3.6 million, or 3.7%, to $91.5 million, as compared to $95.1 million in the six months ended June 30, 2019. The February 2020 acquisition of RSA contributed approximately $8.9 million of sales. Sales of our fastener and machined components products declined by approximately $7.8 million and $4.7 million, respectively, both due to lower demand resulting from current and expected future reduced air travel due to the COVID-19 pandemic, with fastener sales also lower than the first half of 2019, as expected, due to the 737 Max grounding.
Gross profit within Aerospace decreased approximately $10.5 million to $14.6 million, or 15.9% of sales, in the six months ended June 30, 2020, from $25.0 million, or 26.3% of sales, in the six months ended June 30, 2019, due in part to the decrease in sales levels and related lower fixed cost absorption and production inefficiencies due to the impact of the COVID-19 pandemic. During the second quarter of 2020, we undertook certain realignment actions to protect against uncertain end market demand related to the COVID-19 pandemic, resulting in charges of approximately $4.2 million related to inventory reductions, $1.7 million related to severance as we reduced our manufacturing employment levels and $0.3 million related to production equipment removed from service given current demand levels. In addition, we recorded an approximate $2.0 million purchase accounting non-cash charge related to the step-up of RSA's inventory to fair value and subsequent amortization during the first half of 2020.
Selling, general and administrative expenses increased approximately $2.1 million to $13.7 million, or 15.0% of sales, in the six months ended June 30, 2020, as compared to $11.6 million, or 12.2% of sales, in the six months ended June 30, 2019, primarily due to ongoing costs of RSA, as well as approximately $0.4 million of realignment expenses incurred in the first half of 2020.

Operating profit within Aerospace decreased approximately $12.6 million to $0.9 million, or 1.0% of sales, in the six months ended June 30, 2020, as compared to $13.5 million, or 14.2% of sales, in the six months ended June 30, 2019, primarily due to the impact of realignment charges in second quarter 2020, as well as the impact of lower sales levels which resulted in lower fixed cost absorption and higher production inefficiencies as a result of the COVID-19 pandemic, the recognition of the purchase accounting adjustment related to RSA's inventory step-up to fair value and subsequent amortization and higher selling, general and administrative expenses.
Specialty Products.    Net sales for the six months ended June 30, 2020 decreased approximately $14.4 million, or 18.8%, to $61.9 million, as compared to $76.3 million in the six months ended June 30, 2019. Sales of our cylinder products decreased by approximately $11.9 million, as lower demand for steel cylinders used in construction and HVAC activity in North America more than offset a modest increase in the sale of cylinders used for oxygen and other medical applications. Sales of engines, compressors and related parts used in upstream oil and gas applications decreased by approximately $2.5 million, primarily as a result of low oil-field activity in North America given the low price of oil and included approximately $0.7 million of sales related to the liquidation of non-core inventory following our strategic decision to streamline Arrow Engine's product line offering.
Gross profit within Specialty Products decreased approximately $12.4 million to $2.5 million, or 4.0% of sales, in the six months ended June 30, 2020, as compared to $14.8 million, or 19.5% of sales, in the six months ended June 30, 2019, due in part to the decrease in sales levels and related lower fixed cost absorption and production inefficiencies due primarily to the impact of the COVID-19 pandemic. During the second quarter of 2020, we undertook certain realignment actions in response to reduced end market demand as a result of the COVID-19 pandemic, resulting in approximately $9.0 million of non-cash charges in the second quarter of 2020, primarily related to Arrow Engine streamlining its product line offering and liquidating its non-core inventory.
Selling, general and administrative expenses within Specialty Products increased approximately $0.3 million to $5.0 million, or 8.1% of sales, in the six months ended June 30, 2020, as compared to $4.7 million, or 6.2% of sales, in the six months ended June 30, 2019. During the first half of 2020, we incurred selling, general and administrative realignment expenses of approximately $0.7 million related to severance as we reduced our employment levels, which was partially offset by reduced spending levels as a result of lower activity levels.
Operating profit (loss) within Specialty Products decreased approximately $12.6 million to an operating loss of $2.5 million, or 4.1% of sales, in the six months ended June 30, 2020, as compared to $10.1 million of operating profit, or 13.3% of sales, in the six months ended June 30, 2019, primarily as a result of the second quarter 2020 realignment actions, as well as due to the impact of lower sales and related lower fixed cost absorption and production inefficiencies.
Corporate.    Corporate expenses, net consist of the following (dollars in millions):

	Six months ended June 30,
	2020	2019
Corporate operating expenses	$10.9	$11.8
Non-cash stock compensation	4.7	2.9
Legacy expenses	23.4	2.3
Corporate expenses	$39.0	$17.0
Corporate expenses increased approximately $22.0 million to $39.0 million for the six months ended June 30, 2020, from $17.0 million for the six months ended June 30, 2019, primarily as a result of the $23.4 million non-cash charge in second quarter 2020 due to the change of our accounting policy for asbestos-related defense costs from accruing for probable and reasonably estimable defense costs associated with known claims expected to settle to accrue for all future defense costs for both known and unknown claims, which we now believe can be reasonably estimated. Non-cash stock compensation expense increased due to the timing and nature of equity awards in 2020 compared with 2019, the impact of which was more than offset by lower corporate operating expenses and the favorable resolution of a legacy matter during the first half of 2020.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were approximately $30.8 million for the six months ended June 30, 2020, as compared to approximately $32.8 million for the six months ended June 30, 2019. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:

•
For the six months ended June 30, 2020, the Company generated approximately $52.1 million of cash, based on the reported net loss of approximately $2.6 million and after considering the effects of non-cash items related to depreciation, amortization, loss on dispositions of assets, changes in deferred income taxes, stock-based compensation, asbestos-related change in liability estimate and other operating activities. For the six months ended June 30, 2019, the Company generated approximately $61.1 million in cash flows based on the reported net income from continuing operations of approximately $33.3 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $12.3 million and $5.7 million for the six months ended June 30, 2020 and 2019, respectively. The increased use of cash for each of the six month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables remained relatively flat compared to the comparable 2019 period.

•
We decreased our investment in inventory by approximately $5.3 million for the six months ended June 30, 2020, and by approximately $0.4 million for the six months ended June 30, 2019. Our days sales in inventory decreased by approximately ten days in 2020 compared with the comparable 2019 period as a result of second quarter 2020 realignment actions to reduce inventory, primarily related to our strategic decision in our Arrow Engine division to streamline its product line offering. We continue to moderate inventory levels in line with sales levels.

•
Decreases in prepaid expenses and other assets resulted in a source of cash of approximately $0.3 million for the six months ended June 30, 2020 and of approximately $1.4 million for the six months ended June 30, 2019. These changes were primarily a result of the timing of payments made for income taxes and certain operating expenses.

•
Decreases in accounts payable and accrued liabilities resulted in a use of cash of approximately $14.5 million and $24.4 million for the six months ended June 30, 2020 and 2019, respectively, primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms. Days accounts payable on hand decreased by approximately nine days in 2020 compared with the comparable 2019 period, primarily as we paid certain key Packaging vendors more quickly in 2020 to ensure our orders remained a top priority for them given our robust demand levels and minimal available capacity in the marketplace.

Net cash used for investing activities of continuing operations for the six months ended June 30, 2020 and 2019 was approximately $102.3 million and $78.5 million, respectively. During the first six months of 2020, we paid approximately $95.2 million, net of cash acquired, to acquire RSA and Rapak. We incurred approximately $9.3 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects. We also received proceeds from disposition of business, property and equipment of approximately $2.1 million. During the first six months of 2019, we incurred approximately $11.5 million in capital expenditures and paid approximately $67.0 million, net of cash acquired, to acquire Plastic Srl and Taplast.
Net cash used for financing activities for the six months ended June 30, 2020 was approximately $35.8 million, while net cash used for financing activities was $17.8 million for the six months ended June 30, 2019. During the first six months of 2020, we made net repayments of approximately $1.6 million on our revolving credit facilities. We also purchased approximately $31.6 million of outstanding common stock and used a net cash amount of approximately $2.6 million related to our stock compensation arrangements. During the first six months of 2019, we borrowed approximately $0.8 million, net of repayments, on our revolving credit facilities. We also purchased approximately $15.4 million of outstanding common stock and used a net cash amount of approximately $3.2 million related to our stock compensation arrangements.

Our Debt and Other Commitments
The $300.0 million aggregate principal amount of senior notes accrue interest at a rate of 4.875% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2018 ("Senior Notes"). The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis by certain named subsidiaries of the Company (each a "Guarantor" and collectively the "Guarantors"). The Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. For the six months ended June 30, 2020, our consolidated subsidiaries that do not guarantee the Senior Notes represented approximately 21% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented approximately 31% and 15% of the total guarantor and non-guarantor assets and liabilities, respectively, as of June 30, 2020, treating the guarantor and non-guarantor subsidiaries each as a consolidated group and excluding intercompany transactions between such groups.
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
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of June 30, 2020. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 1.60 to 1.00 at June 30, 2020. Our permitted senior secured net leverage ratio under the Credit Agreement is 3.50 to 1.00 as of June 30, 2020. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted senior secured net leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual senior secured net leverage ratio was not meaningful at June 30, 2020. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of June 30, 2020. Our actual interest expense coverage ratio was 12.71 to 1.00 at June 30, 2020. At June 30, 2020, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended June 30, 2020 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended June 30, 2020
Net income	$54,930
Bank stipulated adjustments:
Interest expense	14,830
Income tax expense	26,250
Depreciation and amortization	48,770
Non-cash compensation expense(1)	8,090
Other non-cash expenses or losses	16,920
Non-recurring expenses or costs(2)	7,310
Extraordinary, non-recurring or unusual gains or losses	20,990
Effects of purchase accounting adjustments	2,110
Business and asset dispositions	870
Permitted acquisitions	5,030
Permitted dispositions(3)	(46,430)
Consolidated Bank EBITDA, as defined	$159,670

	June 30, 2020
Total Indebtedness, as defined	$254,890
Consolidated Bank EBITDA, as defined	159,670
Total net leverage ratio	1.60	x
Covenant requirement	4.00	x

	June 30, 2020
Total Senior Secured Indebtedness(4)	$(45,110)
Consolidated Bank EBITDA, as defined	159,670
Senior secured net leverage ratio	n/m	x
Covenant requirement	3.50	x

Twelve Months Ended June 30, 2020
Interest expense	$14,830
Bank stipulated adjustments:
Interest income	(900)
Non-cash amounts attributable to amortization of financing costs	(1,370)
Total Consolidated Cash Interest Expense, as defined	$12,560

	June 30, 2020
Consolidated Bank EBITDA, as defined	$159,670
Total Consolidated Cash Interest Expense, as defined	12,560
Actual interest expense coverage ratio	12.71	x
Covenant requirement	3.00	x
_____________________________

(1)	Non-cash compensation expenses resulting from the grant of equity awards.

(2)	Non-recurring costs and expenses relating to diligence and transaction costs, purchase accounting costs, severance, relocation, restructuring and curtailment expenses.

(3)	EBITDA from permitted dispositions, as defined.

(4)	Senior secured indebtedness is negative at June 30, 2020 due to the deduction of certain unrestricted cash and unrestricted permitted investments as allowed under the Credit Agreement.
At June 30, 2020, we had no amounts outstanding under our revolving credit facility and had approximately $284.1 million potentially available after giving effect to approximately $15.9 million of letters of credit issued and outstanding. At December 31, 2019, we had no amounts outstanding under our revolving credit facility and had approximately $283.9 million potentially available after giving effect to approximately $16.1 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Our borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of June 30, 2020 and December 31, 2019.
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
Our weighted average borrowings during the first six months of 2020 approximated $413.6 million, compared to approximately $329.5 million during the first six months of 2019, due to our March 2020 proactive $150 million draw on our revolving credit facility to ensure availability of cash on hand given the potential uncertainty surrounding the financial markets as a result of the COVID-19 pandemic. We repaid the $150 million during second quarter 2020.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.
In considering the economic uncertainty surrounding the potential business impacts from the COVID-19 pandemic with respect to our operations, supply chains, distribution channels, and end-market customers, we have taken certain defensive actions as we monitor our cash position and available liquidity. These actions have included suspending our repurchase of our common stock during second quarter 2020, borrowing on our revolving credit facility, tightening our capital expenditures, advanced monitoring of our accounts receivable balances and flexing cost structures of operations expected to be most impacted by COVID-19.
While more than half of our cash on hand as of June 30, 2020 is located outside of the U.S., given available funding under our revolving credit facility of $284.1 million at June 30, 2020 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future.
We are subject to variable interest rates on our revolving credit facility. At June 30, 2020, 1-Month LIBOR approximated 0.16%. At June 30, 2020, we had no amounts outstanding on our revolving credit facility and, therefore, no variable rate-based borrowings outstanding.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases, and annual rent expense for continuing operations related thereto approximated $7.5 million in 2019. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.

In March 2020, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $250 million in the aggregate, an increase of $100 million from the prior authorization.  In addition in March 2020, given the uncertainty surrounding the COVID-19 pandemic, we temporarily suspended our share repurchase program; therefore, we did not purchase any common stock during the three months ended June 30, 2020. In the six months ended June 30, 2020, we purchased 1,253,650 shares of our outstanding common stock for an aggregate purchase price of approximately $31.6 million. Since the initial authorization through June 30, 2020 we have purchased 2,926,332 shares of our outstanding common stock for an aggregate purchase price of approximately $80.5 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions, including the potential impact of the COVID-19 pandemic and other factors.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of June 30, 2020, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $48.8 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 11, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
We are also subject to interest risk as it relates to our long-term debt. We have historically used interest rate swap agreements to fix the variable portion of our debt to manage this risk. See Note 10, "Long-term Debt," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
Common Stock
TriMas is listed in the NASDAQ Global Select MarketSM. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On June 12, 2020, Moody's affirmed a Ba3 rating to our Senior Notes, as presented in Note 10, "Long-term Debt" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also affirmed a Ba2 Corporate Family Rating and maintained its outlook as stable. On February 12, 2020, Standard & Poor's affirmed a BB- rating to our senior unsecured debt, affirmed a BB corporate credit rating and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
Through the first half of 2020, we experienced year-over-year overall growth in sales, driven by robust organic growth in our Packaging segment and from acquisitions, which were partially offset by organic sales decreases in our Aerospace and Specialty Products segments. We expect these general segment trends for sales to continue in the back half of 2020 compared with back half 2019, with Packaging likely to continue to experience robust demand, particularly for dispensing and closure products that help fight the spread of germs, while Specialty Products sales are expected to be lower than back half 2019 unless industrial activity begins to recover. However, we expect our Aerospace segment to experience a further sales decline in the second half of 2020, as compared to the second half of 2019, as customer orders have reduced significantly as aircraft manufacturers slow or halt production in response to low demand for new planes following the onset of the COVID-19 pandemic. Although we have taken realignment actions to somewhat mitigate the impact of the lower demand levels, a clear picture for our business has yet to emerge, and we are unable to predict the full extent or duration of these impacts at this time.

We are managing production capacity to prevailing demand conditions where practical and have taken steps to reduce controllable costs. As we continue to navigate through this uncertain period, our goal will be to continue to mitigate the impact of lower volumes and execute strategic manufacturing footprint actions for our businesses experiencing decreased end-market demand, so we are positioned to gain operating leverage when certain end markets begin to recover. For those end markets where demand may increase, such as for our Packaging segment's dispensers and closures used in applications that help fight the spread of germs, improve personal hygiene, and advance home and industrial cleaning, we will continue to collaborate with our customers and strategic supply partners to ensure availability of capacity to fulfill requisite orders, while also investing in localizing supply where necessary.
As a result of continued uncertainties resulting from the COVID-19 pandemic, their potential impact to our future results of operations, as well as to TriMas' market capitalization, we may record additional cash and non-cash charges related to further realignment actions, as well for uncollectible customer account balances, excess inventory and idle production equipment. Further, we may be required to conduct an evaluation of triggering events as to whether there is a reduction in the fair value of our goodwill and intangible assets, particularly in our Aerospace divisions where the impact of COVID-19 has resulted in decreased end-market demand for our fastener and machined component product, which we believe could result in an impairment charge if the significant decline in sales that began in June 2020 continues. At this time, we are not able to practically estimate the extent or amount of such potential cash and non-cash charges.
Despite the expected pressure to future demand levels and results of operations, at present, we believe our capital structure is in solid position. We believe we have sufficient headroom under our financial covenants, and ample cash and available liquidity under our revolving credit facility, to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future.
We expect to continue to leverage the tenets of the TriMas Business Model to address the ongoing challenges presented by the COVID-19 pandemic, and on a longer-term basis, achieve our growth plans, execute continuous improvement initiatives to offset inflationary pressures, and seek lower-cost sources for input costs, all while continuously assessing the appropriateness of our manufacturing footprint and fixed-cost structure.

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
During the quarter ended June 30, 2020, the Company changed its accounting policy for asbestos-related matters, for which the new policy is described below.
Asbestos-related Matters
We accrue loss reserves for asbestos-related matters based upon an estimate of the ultimate liability for claims incurred, whether reported or not, including an estimate of future settlement costs and costs to defend. We utilize known facts and historical trends for Company-specific and general market asbestos-related activity, as well as an actuarial valuation in determining estimated required reserves which we believe are probable and reasonably estimable. Asbestos-related accruals are assessed at each balance sheet date to determine if the liability remains reasonably stated. Accruals for asbestos-related matters are included in the consolidated balance sheet in “Accrued liabilities” and “Other long-term liabilities.”
Other than for the accounting policy for asbestos-related matters, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2019.

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
Evaluation of disclosure controls and procedures
As of June 30, 2020, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite this change, there have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize any impact it may have on their design and operating effectiveness.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 14, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
The information set forth in this report, including without limitation, the risk factor presented below, updates and should be read in conjunction with, the risk factors and information disclosed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019.
The novel coronavirus (COVID-19) pandemic has had, and is expected to continue to have, a significant impact on the Company's operations and results.
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
The COVID-19 pandemic has impacted our results of operations, and we expect it will continue to impact us in the future at varying levels. For example, due in part to the impact of the COVID-19 pandemic, sales for our dispensing and closure products increased, while sales in our Aerospace and Specialty Products segments decreased, in the second quarter of 2020. Although it is not possible to predict the ultimate impact of COVID-19, including on our business, results of operations, financial position or cash flows, such impacts that may be material include, but are not limited to: (i) shifting customer demand for many of our products, including those used in cosmetic, personal care, pharmaceutical, household product, food and beverage, and industrial markets, as well as aerospace markets; (ii) increased credit risk, including increased failure by customers experiencing business disruptions to make timely payments; (iii) reduced availability and productivity of employees, as well as increased costs associated with our high-deductible medical insurance plan if our employees become ill; (iv) increased operational risks as a result of manufacturing facility disruptions or remote work arrangements, including the potential effects on internal controls and procedures, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events; (v) delays and disruptions in the availability of and timely delivery of materials and components used in our operations, as well as increased costs for such materials and components; (vi) customer requirements to accelerate the relocation of certain of our production lines to North America, which may increase our capital investment needs and launch costs; (vii) a negative impact on liquidity position; (viii) any impairment in value of tangible or intangible assets which could be recorded as a result of weaker economic conditions; and (ix) increased costs and less ability to access funds under our existing credit facility and the capital markets.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1, 2020 to April 30, 2020	—	$—	—	$169,543,834
May 1, 2020 to May 31, 2020	—	$—	—	$169,543,834
June 1, 2020 to June 30, 2020	—	$—	—	$169,543,834
Total	—	$—	—	$169,543,834
__________________________

(1)
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate from its previous authorization of $150 million. The increased authorization includes the value of shares already purchased under the previous authorization. Pursuant to this share repurchase program, during the three months ended June 30, 2020, the Company did not repurchase any shares of its common stock. The share repurchase program is effective and has no expiration date.

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
101
The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ ROBERT J. ZALUPSKI

Date:	July 30, 2020	By:	Robert J. Zalupski Chief Financial Officer