Form 10-Q
period 2020-09-30
TRIMAS CORP
filed 2020-10-29
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	September 30, 2020
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 21, 2020, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 43,225,130 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	September 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$99,740	$172,470
Receivables, net of reserves of approximately $3.3 million and $2.1 million as of September 30, 2020 and December 31, 2019, respectively	118,750	108,860
Inventories	142,600	132,660
Prepaid expenses and other current assets	13,640	20,050
Total current assets	374,730	434,040
Property and equipment, net	215,630	214,330
Operating lease right-of-use assets	36,050	27,850
Goodwill	251,870	334,640
Other intangibles, net	175,590	161,390
Deferred income taxes	5,720	500
Other assets	15,930	19,950
Total assets	$1,075,520	$1,192,700
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$59,530	$72,670
Accrued liabilities	56,410	42,020
Operating lease liabilities, current portion	6,940	5,100
Total current liabilities	122,880	119,790
Long-term debt, net	295,550	294,690
Operating lease liabilities	29,650	23,100
Deferred income taxes	12,220	16,830
Other long-term liabilities	57,250	40,810
Total liabilities	517,550	495,220
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 43,318,056 shares at September 30, 2020 and 44,562,679 shares at December 31, 2019	430	450
Paid-in capital	749,860	782,880
Accumulated deficit	(183,300)	(79,850)
Accumulated other comprehensive loss	(9,020)	(6,000)
Total shareholders' equity	557,970	697,480
Total liabilities and shareholders' equity	$1,075,520	$1,192,700

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Operations
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net sales	$199,460	$188,410	$581,800	$552,610
Cost of sales	(147,530)	(139,420)	(446,270)	(403,040)
Gross profit	51,930	48,990	135,530	149,570
Selling, general and administrative expenses	(25,650)	(25,420)	(107,570)	(79,140)
Impairment of goodwill and indefinite-lived intangible assets	(134,600)	—	(134,600)	—
Operating profit (loss)	(108,320)	23,570	(106,640)	70,430
Other expense, net:
Interest expense	(3,450)	(3,520)	(11,260)	(10,450)
Other income (expense), net	(1,200)	600	(150)	1,250
Other expense, net	(4,650)	(2,920)	(11,410)	(9,200)
Income (loss) before income tax expense	(112,970)	20,650	(118,050)	61,230
Income tax benefit (expense)	12,100	(5,410)	14,600	(12,720)
Income (loss) from continuing operations	(100,870)	15,240	(103,450)	48,510
Income from discontinued operations, net of tax	—	3,870	—	11,710
Net income (loss)	$(100,870)	$19,110	$(103,450)	$60,220
Basic earnings (loss) per share:
Continuing operations	$(2.32)	$0.34	$(2.37)	$1.07
Discontinued operations	—	0.08	—	0.26
Net income (loss) per share	$(2.32)	$0.42	$(2.37)	$1.33
Weighted average common shares—basic	43,457,704	45,175,244	43,707,331	45,448,711
Diluted earnings (loss) per share:
Continuing operations	$(2.32)	$0.34	$(2.37)	$1.06
Discontinued operations	—	0.08	—	0.26
Net income (loss) per share	$(2.32)	$0.42	$(2.37)	$1.32
Weighted average common shares—diluted	43,457,704	45,415,767	43,707,331	45,745,421

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(100,870)	$19,110	$(103,450)	$60,220
Other comprehensive income (loss):
Defined benefit plans (Note 19)	160	100	470	300
Foreign currency translation	5,740	(4,180)	(1,210)	(4,380)
Derivative instruments (Note 12)	(4,580)	4,260	(2,280)	5,750
Total other comprehensive income (loss)	1,320	180	(3,020)	1,670
Total comprehensive income (loss)	$(99,550)	$19,290	$(106,470)	$61,890

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Nine months ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(103,450)	$60,220
Income from discontinued operations	—	11,710
Income (loss) from continuing operations	(103,450)	48,510
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities, net of acquisition impact:
Impairment of goodwill and indefinite-lived intangible assets	134,600	—
Loss on dispositions of assets	1,080	60
Depreciation	21,700	18,330
Amortization of intangible assets	15,460	14,030
Amortization of debt issue costs	860	850
Deferred income taxes	(17,790)	5,530
Non-cash compensation expense	5,610	4,130
Non-cash change in legacy liability estimate	23,400	—
Increase in receivables	(6,210)	(8,380)
(Increase) decrease in inventories	4,510	(560)
Decrease in prepaid expenses and other assets	5,500	4,780
Decrease in accounts payable and accrued liabilities	(7,410)	(26,760)
Other operating activities	1,250	90
Net cash provided by operating activities of continuing operations	79,110	60,610
Net cash provided by operating activities of discontinued operations	—	3,490
Net cash provided by operating activities, net of acquisition impact	79,110	64,100
Cash Flows from Investing Activities:
Capital expenditures	(17,670)	(22,000)
Acquisition of businesses, net of cash acquired	(95,160)	(67,090)
Net proceeds from disposition of business, property and equipment	1,930	10
Net cash used for investing activities of continuing operations	(110,900)	(89,080)
Net cash used for investing activities of discontinued operations	—	(1,350)
Net cash used for investing activities	(110,900)	(90,430)
Cash Flows from Financing Activities:
Proceeds from borrowings on revolving credit facilities	300,950	145,540
Repayments of borrowings on revolving credit facilities	(303,240)	(145,090)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(2,600)	(3,240)
Payments to purchase common stock	(36,050)	(21,090)
Net cash used for financing activities of continuing operations	(40,940)	(23,880)
Net cash provided by financing activities of discontinued operations	—	—
Net cash used for financing activities	(40,940)	(23,880)
Cash and Cash Equivalents:
Decrease for the period	(72,730)	(50,210)
At beginning of period	172,470	108,150
At end of period	$99,740	$57,940
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,490	$6,570
Cash paid for taxes	$6,660	$15,690

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Nine Months Ended September 30, 2020 and 2019
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2019	$450	$782,880	$(79,850)	$(6,000)	$697,480
Net income	—	—	13,120	—	13,120
Other comprehensive loss	—	—	—	(3,680)	(3,680)
Purchase of common stock	(20)	(31,550)	—	—	(31,570)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,830)	—	—	(1,830)
Non-cash compensation expense	—	1,940	—	—	1,940
Balances, March 31, 2020	$430	$751,440	$(66,730)	$(9,680)	$675,460
Net loss	—	—	(15,700)	—	(15,700)
Other comprehensive loss	—	—	—	(660)	(660)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(740)	—	—	(740)
Non-cash compensation expense	10	2,730	—	—	2,740
Balances, June 30, 2020	$440	$753,430	$(82,430)	$(10,340)	$661,100
Net loss	—	—	(100,870)	—	(100,870)
Other comprehensive income	—	—	—	1,320	1,320
Purchase of common stock	(10)	(4,470)	—	—	(4,480)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(30)	—	—	(30)
Non-cash compensation expense	—	930	—	—	930
Balances, September 30, 2020	$430	$749,860	$(183,300)	$(9,020)	$557,970

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity (Continued)
Nine Months Ended September 30, 2020 and 2019
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
In the second quarter of 2020, the Company elected to change its method of accounting for asbestos-related defense costs from accruing for probable and reasonably estimable defense costs associated with known claims expected to settle to accrue for all future defense costs for both known and unknown claims, which the Company now believes are reasonably estimable. The Company believes this change is preferable, as asbestos-related defense costs represent expenditures related to legacy activities that do not contribute to current or future revenue generating activities, and recording an estimate of the full liability for asbestos-related costs, where estimable with reasonable precision, provides a more complete assessment of the liability associated with resolving asbestos-related claims. This accounting change has been reflected as a change in accounting estimate effected by a change in accounting principle. See Note 15, "Commitments and Contingencies," for further information on this change.
In the first quarter of 2020, TriMas began reporting its machined components operations, located in Stanton, California and Tolleson, Arizona, as part of its Aerospace segment. The operations were previously reported in the Specialty Products segment. The move of these operations into TriMas Aerospace facilitates a more rapid approach to achieving anticipated synergies from the recent RSA Engineered Products ("RSA") acquisition, allowing the Company to better leverage the machining competencies and resources across its aerospace businesses. See Note 16, "Segment Information," for further information on each of the Company's reportable segments.
In addition, on December 20, 2019, the Company completed the sale of its Lamons division (“Lamons”), a transaction entered into with an investment fund sponsored by First Reserve on November 1, 2019. Lamons was sold for approximately $135 million in cash. The financial results of Lamons were previously reported within the Company's Specialty Products segment, and are presented as discontinued operations for all periods presented in the financial statements attached hereto. See Note 3, "Discontinued Operations," for further information on the sale of Lamons and its historical financial results.
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
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"), which simplifies the test for goodwill impairment by eliminating the requirement to perform a hypothetical purchase price allocation to measure the amount of goodwill impairment. Instead, under ASU 2017-04, the goodwill impairment is the amount by which a reporting unit's carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The Company adopted ASU 2017-04 on January 1, 2020. See Note 8, "Goodwill and Other Intangible Assets," for further information on the Company's third quarter 2020 interim goodwill impairment assessment.
3. Discontinued Operations
On December 20, 2019, the Company completed the sale of Lamons to two wholly-owned subsidiaries of an investment fund sponsored by First Reserve, pursuant to an Asset and Stock Purchase Agreement dated as of November 1, 2019 (the “Purchase Agreement”), for a purchase price of $135 million, subject to certain adjustments as set forth in the Purchase Agreement. The purchase price was finalized in the first quarter of 2020 and resulted in a $1.8 million payment to the Company.
The Company's historical results for Lamons are shown in the accompanying consolidated statement of operations as a discontinued operation. Results of discontinued operations are summarized as follows (dollars in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
Net sales	$48,420	$144,880
Cost of sales	(36,170)	(108,040)
Gross profit	12,250	36,840
Selling, general and administrative expenses	(7,130)	(21,620)
Operating profit	5,120	15,220
Other income, net	10	30
Income from discontinued operations, before income taxes	5,130	15,250
Income tax expense	(1,260)	(3,540)
Income from discontinued operations, net of tax	$3,870	$11,710

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
Customer Markets	2020	2019	2020	2019
Consumer Products	$114,220	$82,500	$298,060	$233,250
Aerospace & Defense	39,130	50,560	130,670	145,650
Industrial	46,110	55,350	153,070	173,710
Total net sales	$199,460	$188,410	$581,800	$552,610
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
5. Realignment Actions
In the three and nine months ended September 30, 2020, the Company executed certain realignment actions, primarily in its Aerospace and Specialty Products segments, in response to reductions in current and expected future end market demand. During the nine months ended September 30, 2020, the Company recorded a non-cash charge of approximately $13.2 million related to inventory reductions, primarily as a result of a strategic decision in its Arrow Engine division to narrow its product line focus. During the three and nine months ended September 30, 2020, the Company also recorded non-cash charges of approximately $0.1 million and $2.3 million, respectively, related to certain production equipment removed from service given reduced demand levels. In addition, the Company reduced its employment levels given lower customer demand incurring approximately $0.5 million and $3.6 million during the three and nine months ended September 30, 2020, respectively, in severance charges, of which approximately $2.9 million was paid by September 30, 2020. For the three and nine months ended September 30, 2020, approximately $0.4 million and $16.4 million of these charges were included in cost of sales, respectively, and approximately $0.2 million and $2.7 million were included in selling, general and administrative expenses, respectively, in the accompanying consolidated statement of operations.
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
In connection with the acquisitions, the Company recorded approximately $2.8 million of non-cash purchase accounting-related expenses during the nine months ended September 30, 2020 within cost of sales related to the step-up in value and subsequent sale of inventory.

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
In connection with the acquisitions, the Company recorded approximately $1.2 million of non-cash purchase accounting-related expenses during the nine months ended September 30, 2019, of which approximately $0.9 million was recognized within selling, general and administrative expenses, primarily related to the write-off of the Plastic Srl trade name acquired that will not be used. In addition, approximately $0.3 million was recognized during the nine months ended September 30, 2019, within cost of sales related to the step-up in value and subsequent sale of inventory.
7. Cash and Cash Equivalents
Cash and cash equivalents consists of the following components (dollars in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents - unrestricted	$89,200	$172,470
Cash - restricted	10,540	—
Total cash and cash equivalents	$99,740	$172,470
As of September 30, 2020, the Company placed cash on deposit with a financial institution to be held as cash collateral for the Company's outstanding letters of credit. Prior to the third quarter of 2020, the Company used a portion of its credit agreement as collateral for letters of credit, which decreased availability under its revolving credit facility. See Note 11, "Long-term Debt," for further information on its credit agreement.
8. Goodwill and Other Intangible Assets
Goodwill
The Company assesses goodwill and other intangible assets for impairment on an annual basis as of October 1, and more frequently if there are changes in the business climate or as a result of a triggering event taking place. During the third quarter of 2020, as a result of a decline in its aerospace-related business' financial results, a significant reduction in its financial projections for the remainder of 2020 compared with prior projections, and uncertainty around the duration and magnitude of the impact of the COVID-19 pandemic on future financial results given their dependence on future levels of air travel and new aircraft builds, the Company determined there was a triggering event requiring an interim quantitative goodwill impairment assessment of each of its two aerospace-related reporting units: Aerospace Fasteners and Aerospace Engineered Products.
In preparing the quantitative analysis, the Company utilized both income and market-based approaches. The income-based approach was conducted using the discounted cash flow method, for which management updated its internal five-year forecast, and reflected its current best estimates of when, and at what level, a recovery of air travel, new aircraft builds, and resulting customer orders would occur and the related impact on each reporting unit's future sales, earnings and cash flows. Assumptions in estimating the future cash flows were based on Level 3 inputs under the fair value hierarchy. The Company also selected appropriate terminal growth rates as well as discount rates, which considered various factors including the level of inherent risk in achieving the forecast based on prior history and current market conditions. The market-based approach considered potentially comparable publicly traded companies and transactions within the aerospace industry and applied their trading multiples to management's forecast estimates.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Upon completion of the quantitative goodwill impairment tests, the Company determined that the carrying values of the Aerospace Fasteners and Aerospace Engineered Products reporting units exceeded their fair values, resulting goodwill impairment charges of approximately $70.8 million in its Aerospace Fasteners reporting unit and approximately $56.0 million in its Aerospace Engineered Products reporting unit during the three and nine month periods ended September 30, 2020. Following the impairment charges, the Aerospace Fasteners reporting unit has $62.9 million of remaining goodwill, while the Aerospace Engineered Products reporting unit has no remaining goodwill. The Company notes that a 1% change in the discount rate would have impacted the total goodwill impairment charge by approximately $20 million, while a 0.5% change in the terminal growth rate would have impacted the total goodwill impairment charge by approximately $5 million. If the future financial results of the aerospace-related businesses significantly differ from the assumptions inherent in this analysis, the Company may be subject to further impairment charges.
In the first quarter of 2020, the Company began reporting its machined components operations within the Aerospace segment. These operations were previously reported in the Company's Specialty Products segment. As a result of the reporting structure change, goodwill of approximately $12.7 million was reassigned from the Specialty Products segment to the Aerospace segment.
Changes in the carrying amount of goodwill for the nine months ended September 30, 2020 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2019	$181,650	$133,690	$19,300	$334,640
Goodwill from acquisitions	—	43,260	—	43,260
Goodwill reassigned in segment realignment	—	12,740	(12,740)	—
Impairment charge	—	(126,840)	—	(126,840)
Foreign currency translation and other	810	—	—	810
Balance, September 30, 2020	$182,460	$62,850	$6,560	$251,870
Other Intangible Assets
As a result of the significant forecast reduction in the Company's aerospace-related businesses, the Company also performed an interim quantitative assessment for the indefinite-lived intangible assets within the Aerospace segment, using the relief-from-royalty method. Significant management assumptions used under the relief-from-royalty method reflected the Company's current assessment of the risks and uncertainties associated with the aerospace industry. Upon completion of the quantitative impairment test, the Company determined that certain of the Company's aerospace-related trade names had carrying values that exceeded their fair values, and therefore recorded impairment charges of approximately $7.8 million during the three and nine month periods ended September 30, 2020.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of September 30, 2020		As of December 31, 2019
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$100,610	$(56,810)	$73,860	$(49,910)
Customer relationships, 15 – 25 years	122,270	(60,840)	122,280	(56,010)
Total customer relationships	222,880	(117,650)	196,140	(105,920)
Technology and other, 1 – 15 years	54,110	(32,020)	52,430	(29,790)
Technology and other, 17 – 30 years	43,300	(39,090)	43,300	(37,620)
Total technology and other	97,410	(71,110)	95,730	(67,410)
Indefinite-lived intangible assets:
Trademark/Trade names	44,060	—	42,850	—
Total other intangible assets	$364,350	$(188,760)	$334,720	$(173,330)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of operations is summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Technology and other, included in cost of sales	$1,240	$1,190	$3,710	$3,590
Customer relationships, included in selling, general and administrative expenses	4,070	3,460	11,750	10,440
Total amortization expense	$5,310	$4,650	$15,460	$14,030
9. Inventories
Inventories consist of the following components (dollars in thousands):

	September 30, 2020	December 31, 2019
Finished goods	$74,440	$68,350
Work in process	29,640	30,560
Raw materials	38,520	33,750
Total inventories	$142,600	$132,660

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	September 30, 2020	December 31, 2019
Land and land improvements	$19,800	$19,110
Buildings	87,540	84,880
Machinery and equipment	342,690	326,990
	450,030	430,980
Less: Accumulated depreciation	234,400	216,650
Property and equipment, net	$215,630	$214,330
Depreciation expense as included in the accompanying consolidated statement of operations is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Depreciation expense, included in cost of sales	$6,680	$6,040	$20,870	$17,480
Depreciation expense, included in selling, general and administrative expenses	250	300	830	850
Total depreciation expense	$6,930	$6,340	$21,700	$18,330
11. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	September 30, 2020	December 31, 2019
4.875% Senior Notes due October 2025	$300,000	$300,000
Debt issuance costs	(4,450)	(5,310)
Long-term debt, net	$295,550	$294,690
Senior Notes
In September 2017, the Company issued $300.0 million aggregate principal amount of 4.875% senior notes due October 15, 2025 ("Senior Notes") at par value in a private placement under Rule 144A of the Securities Act of 1933, as amended. The Senior Notes accrue interest at a rate of 4.875% per annum, payable semi-annually in arrears on April 15 and October 15. The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis, by certain subsidiaries of the Company (each a "Guarantor" and collectively the "Guarantors"). The Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

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
The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. During the three months ended September 30, 2020, the Company placed cash on deposit with a financial institution to be held as cash collateral for the Company's outstanding letters of credit; therefore, as of September 30, 2020 the Company had no letters of credit issued against its revolving credit facility. See Note 7, "Cash and Cash Equivalents," for further information on its cash deposit. At September 30, 2020, the Company had no amounts outstanding under its revolving credit facility and had $300.0 million potentially available after giving effect to letters of credit issued and outstanding. At December 31, 2019, the Company had no amounts outstanding under its revolving credit facility and had approximately $283.9 million potentially available after giving effect to approximately $16.1 million of letters of credit issued and outstanding. The Company's borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of September 30, 2020 and December 31, 2019. The Company previously drew $150 million on its revolving credit facility in March 2020 to defend against potential uncertainty or liquidity issues in the financial markets as a result of the COVID-19 pandemic, but repaid this amount during second quarter 2020.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At September 30, 2020, the Company was in compliance with its financial covenants contained in the Credit Agreement.
Fair Value of Debt
The valuations of the Senior Notes and other debt were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$300,000	$303,000	$300,000	$309,000
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
As of September 30, 2020 and December 31, 2019, the fair value carrying amount of the Company's derivative instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	September 30, 2020	December 31, 2019
Net Investment Hedges
Cross-currency swaps	Other assets	$1,490	$4,460

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the income recognized in accumulated other comprehensive income (loss) ("AOCI") on derivative contracts designated as hedging instruments as of September 30, 2020 and December 31, 2019, and the amounts reclassified from AOCI into earnings for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
				Three months ended September 30,		Nine months ended September 30,
	As of September 30, 2020	As of December 31, 2019	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	2020	2019	2020	2019
Net Investment Hedges
Cross-currency swaps	$1,950	$4,230	Other income, net	$—	$—	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.
Derivatives Not Designated as Hedging Instruments
As of September 30, 2020, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of approximately $63.5 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, British pound, Mexican peso and the Chinese yuan, and have various settlement dates through December 2020. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of operations.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of operations (dollars in thousands):

		Amount of Income Recognized in Earnings on Derivatives
		Three months ended September 30,		Nine months ended September 30,
	Location of Income Recognized in Earnings on Derivatives	2020	2019	2020	2019
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income, net	$800	$1,170	$1,280	$1,390

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Cross-currency swaps	Recurring	$1,490	$—	$1,490	$—
Foreign exchange contracts	Recurring	$(350)	$—	$(350)	$—
December 31, 2019
Cross-currency swaps	Recurring	$4,460	$—	$4,460	$—
Foreign exchange contracts	Recurring	$(770)	$—	$(770)	$—
13. Leases
The Company leases certain equipment and facilities under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; expense related to these leases is recognized on a straight-line basis over the lease term.
The components of lease expense are as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating lease cost	$2,110	$1,610	$5,780	$4,750
Short-term, variable and other lease costs	410	230	990	640
Total lease cost	$2,520	$1,840	$6,770	$5,390

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)
2020 (excluding the nine months ended September 30, 2020)	$2,080
2021	7,680
2022	6,900
2023	5,940
2024	4,730
Thereafter	14,590
Total lease payments	41,920
Less: Imputed interest	(5,330)
Present value of lease liabilities	$36,590
__________________________
(a)     The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
The weighted-average remaining lease term of the Company's operating leases as of September 30, 2020 is approximately 6.6 years. The weighted-average discount rate as of September 30, 2020 is approximately 4.5%.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $5.4 million and $4.9 million during the nine months ended September 30, 2020 and 2019, respectively, and is included in cash flows provided by operating activities in the consolidated statement of cash flows.
Right-of-use assets obtained in exchange for lease liabilities were approximately $10.5 million, primarily due to the acquisitions of RSA and Rapak, and $0.9 million during the nine months ended September 30, 2020 and 2019, respectively.
14. Other long-term liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	September 30, 2020	December 31, 2019
Non-current asbestos-related liabilities	$26,840	$6,200
Other long-term liabilities	30,410	34,610
Total other long-term liabilities	$57,250	$40,810

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
15. Commitments and Contingencies
Asbestos
As of September 30, 2020, the Company was a party to 374 pending cases involving an aggregate of 4,693 claims primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by Lamons and certain other related subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Nine Months Ended September 30, 2020	4,759	159	214	11	4,693	$48,864	$1,580,000
Fiscal Year Ended December 31, 2019	4,820	143	172	32	4,759	$16,616	$2,250,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,693 claims pending at September 30, 2020, 56 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At September 30, 2020, of the 56 claims that set forth specific amounts, there were no claims seeking specific amounts for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	10	46
Relatively few claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 25 years ago, have been approximately $9.9 million. All relief sought in the asbestos cases is monetary in nature. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability.
There has been significant volatility in the historical number of claim filings and costs to defend, with previous claim counts and spend levels much higher than current levels. Management believes this volatility was associated more with tort reform, plaintiff practices and state-specific legal dockets than the Company’s underlying asbestos-related exposures. In the past three years, however, the number of new claim filings, and costs to defend, have become much more consistent, ranging between 143 to 173 new claims per year and total defense costs ranging between $2.2 million and $2.3 million.

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
During the second quarter 2020, the Company elected to change its method of accounting for asbestos-related defense costs from accruing for probable and reasonably estimable defense costs associated with known claims expected to settle to accrue for all future defense costs for both known and unknown claims, which the Company now believes are reasonably estimable. The Company believes this change is preferable, as asbestos-related defense costs represent expenditures related to legacy activities that do not contribute to current or future revenue generating activities, and recording an estimate of the full liability for asbestos-related costs, where estimable with reasonable precision, provides a more complete assessment of the liability associated with resolving asbestos-related claims.
This accounting change has been reflected as a change in accounting estimate effected by a change in accounting principle. In connection with this second quarter 2020 change, the Company recorded a non-cash, pre-tax charge for asbestos-related costs of approximately $23.4 million, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.
Following the change in accounting estimate, the Company’s liability for asbestos-related claims will be based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity. The study from the Company’s actuary, based on data as of December 31, 2019, provided for a range of possible future liability from $31.5 million to $43.3 million. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore recorded the $23.4 million charge to increase the liability estimate to $31.5 million, at the low-end of the range. As of September 30, 2020, the Company’s total asbestos-related liability is $29.4 million, and is included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.
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
While the Company recorded a significant non-cash charge in the six months ended June 30, 2020 in connection with its change in accounting policy, based upon the Company's experience to date, including the trend in annual defense and settlement costs incurred to date, and other available information (including the availability of excess insurance), the Company does not believe these cases will have a material adverse effect on its financial position or cash flows.
Claims and Litigation
The Company is subject to other claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation will have a material adverse effect on its financial position and results of operations or cash flows.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
16. Segment Information
TriMas reports its operations in three segments: Packaging, Aerospace, and Specialty Products. Each of these segments has discrete financial information that is regularly evaluated by TriMas' president and chief executive officer (chief operating decision maker) in determining resource, personnel and capital allocation, as well as assessing strategy and performance. The Company utilizes its proprietary TriMas Business Model as its platform which is based upon a standardized set of processes to manage and drive results and strategy across its multi-industry businesses.
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
Segment activity is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net Sales
Packaging	$135,120	$105,480	$364,000	$298,310
Aerospace	39,130	50,560	130,660	145,650
Specialty Products	25,210	32,370	87,140	108,650
Total	$199,460	$188,410	$581,800	$552,610
Operating Profit (Loss)
Packaging	$28,020	$19,740	$70,340	$60,020
Aerospace	(133,500)	7,810	(132,630)	21,270
Specialty Products	3,380	3,620	870	13,730
Corporate	(6,220)	(7,600)	(45,220)	(24,590)
Total	$(108,320)	$23,570	$(106,640)	$70,430

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
17. Equity Awards
Stock Options
The Company did not grant any stock option awards during the nine months ended September 30, 2020. Information related to stock options at September 30, 2020 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	150,000	$17.87
Granted	—	—
Exercised	—	—
Cancelled	—	—
Expired	—	—
Outstanding at September 30, 2020	150,000	$17.87	5.8	$739,500
As of September 30, 2020, the 150,000 stock options outstanding were exercisable under the Company's long-term equity incentive plans. As of September 30, 2020, there was no unrecognized compensation cost related to stock options remaining.
The Company recognized no stock-based compensation expense related to stock options during the three and nine months ended September 30, 2020 and approximately $0.1 million of stock-based compensation expense during the three and nine months ended September 30, 2019. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the nine months ended September 30, 2020:
•granted 189,349 RSUs to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company;
•granted 31,816 RSUs to certain employees, which are subject only to a service condition and fully vest at the end of three years so long as the employee remains with the Company;
•granted 2,558 RSUs to certain employees, which are subject only to a service condition and fully vest one year from the date of grant so long as the employee remains with the Company;
•granted 30,590 RSUs to its non-employee independent directors, which fully vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date; and
•issued 3,222 RSUs related to director fee deferrals during the nine months ended September 30, 2020 as certain of the Company's directors elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.

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
During 2017, the Company awarded performance-based RSUs to certain Company key employees which were earned based upon the Company's TSR relative to the TSR of the common stock of a pre-defined industry peer-group and measured over a period beginning January 1, 2017 and ending on December 31, 2019. Depending on the performance achieved, the amount of shares earned could vary from 0% of the target award to a maximum of 200% of the target award. The Company attained 127.4% of the target, resulting in an increase of 27,567 shares during the nine months ended September 30, 2020.
Information related to RSUs at September 30, 2020 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	622,528	$30.77
Granted	485,282	21.42
Vested	(302,087)	27.88
Cancelled	(17,207)	28.24
Outstanding at September 30, 2020	788,516	$26.46	1.5	$17,978,165
As of September 30, 2020, there was approximately $10.3 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 2.1 years years.
The Company recognized stock-based compensation expense related to RSUs of approximately $0.9 million and $1.0 million during the three months ended September 30, 2020 and 2019, respectively and approximately $5.6 million and $3.9 million during the nine months ended September 30, 2020 and 2019, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
18. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. For the three and nine months ended September 30, 2020, no restricted shares or stock options were included in the computation of net income (loss) per share because to do so would be anti-dilutive. The following table summarizes the dilutive effect of RSUs and options to purchase common stock for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Weighted average common shares—basic	43,457,704	45,175,244	43,707,331	45,448,711
Dilutive effect of restricted stock units	—	179,418	—	229,003
Dilutive effect of stock options	—	61,105	—	67,707
Weighted average common shares—diluted	43,457,704	45,415,767	43,707,331	45,745,421
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate.  The initial authorization, approved in November 2015, authorized up to $50 million of purchases in the aggregate of its common stock. In the three and nine months ended September 30, 2020, the Company purchased 188,028 and 1,441,678 shares of its outstanding common stock for approximately $4.5 million and $36.0 million, respectively. During the three and nine months ended September 30, 2019, the Company purchased 196,128 and 723,528 shares of its outstanding common stock for approximately $5.7 million and $21.1 million, respectively. As of September 30, 2020, the Company has approximately $165.1 million remaining under the repurchase authorization.
19. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost are as follows (dollars in thousands):

	Pension Plans
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service costs	$320	$270	$950	$790
Interest costs	240	260	710	800
Expected return on plan assets	(380)	(350)	(1,110)	(1,050)
Amortization of net loss	220	140	670	430
Net periodic benefit cost	$400	$320	$1,220	$970
The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of operations.
The Company contributed approximately $0.2 million and $0.9 million to its defined benefit pension plans during the three and nine months ended September 30, 2020, respectively. The Company expects to contribute approximately $2.3 million to its defined benefit pension plans for the full year 2020.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
20. Other Comprehensive Income (Loss)
Changes in AOCI by component for the nine months ended September 30, 2020 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2019	$(9,930)	$4,230	$(300)	$(6,000)
Net unrealized gains (losses) arising during the period (a)	—	(2,280)	(1,210)	(3,490)
Less: Net realized losses reclassified to net income (b)	(470)	—	—	(470)
Net current-period other comprehensive income (loss)	470	(2,280)	(1,210)	(3,020)
Balance, September 30, 2020	$(9,460)	$1,950	$(1,510)	$(9,020)
__________________________
(a)     Derivative instruments, net of income tax of approximately $0.7 million. See Note 12, "Derivative Instruments," for further details.
(b)     Defined benefit plans, net of income tax of approximately $0.1 million. See Note 19, "Defined Benefit Plans," for further details.
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
(b)     Defined benefit plans, net of income tax of approximately $0.1 million. See Note 19, "Defined Benefit Plans," for further details.
21. Subsequent Events
On October 27, 2020, the Company signed an agreement to acquire Affaba & Ferrari Srl, which specializes in the design, development and manufacture of precision caps and closures for food & beverage and industrial product applications, for a purchase price of approximately €84 million. Affaba & Ferrari operates out of a highly automated manufacturing facility and support office located in Borgo San Giovanni, Italy. The transaction is expected to close before the end of 2020, at which time Affaba & Ferrari will become part of TriMas’ Packaging segment. Affaba & Ferrari generated approximately €35 million in revenue in 2019.

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
Introduction
We are a diversified global manufacturer and provider of products for customers primarily in the consumer products, aerospace & defense and industrial markets. Our wide range of innovative products are designed and engineered to solve application-specific challenges that our customers face. We believe our businesses share important and distinguishing characteristics, including: well-recognized and leading brand names in the focused markets we serve; innovative product technologies and features; a high-degree of customer approved processes and qualifications; established distribution networks; relatively low ongoing capital investment requirements; strong cash flow conversion and long-term growth opportunities. While the majority of our revenue is in the United States, we manufacture and supply products globally to a wide range of companies. We report our business activity in three segments: Packaging, Aerospace and Specialty Products.
In December 2019, we completed the sale of our Lamons division ("Lamons"), a manufacturer and distributor of industrial sealing, fastening and specialty products primarily used in the petrochemical and petroleum-refining industries, to two wholly-owned subsidiaries of an investment fund sponsored by First Reserve. The sale of Lamons was an important strategic step for TriMas, in streamlining our portfolio of businesses, as it significantly reduced our exposure to the oil and gas market from over 20% of net sales in 2019 to less than 2% in third quarter 2020, and allowed us to further invest in our Packaging and Aerospace segments. We received net after-tax proceeds from the sale of approximately $110.9 million in 2019, subject to certain adjustments as set forth in the Purchase Agreement which were finalized in the first quarter of 2020, resulting in a $1.8 million payment to us. The financial results of Lamons were previously reported within our Specialty Products segment. The financial position, results of operations and cash flows of Lamons are reported as discontinued operations for all periods presented through the date of disposition.
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
We have been, and continue to be, focused on making sure the working environments for our employees are safe so our operations have the ability to deliver the products needed to support efforts to mitigate the COVID-19 pandemic. Nearly all of our manufacturing sites have been deemed essential operations and remained open during the pandemic, at varying levels of capacity and efficiency, experiencing only temporary shutdowns due to country-specific government mandates or for thorough cleaning as a result of suspected COVID-19 cases. The health of our employees, and the ability of our facilities to remain operational in the current regulated environment, will be critical to our future results of operations.
Our divisions were impacted in first quarter 2020 at differing levels and times, beginning with our Asian facilities and strategic supply network, both primarily in China, in late January, followed by our European (primarily Italy) and North American facilities in February and March. We implemented new work rules and processes, which promote social distancing and increased hygiene to ensure the safety of our employees, particularly at our production facilities. These measures, while not easily quantifiable, have increased the level of production inefficiencies related to absenteeism, as well as have led to less efficient manufacturing scheduling and short-term idling of production. We expect that we will continue to operate with these protocols in place, which have impacted our third quarter and year-to-date results.

Overall, our third quarter 2020 net sales increased compared to third quarter 2019, primarily as a result of robust organic sales growth in our Packaging segment, particularly for dispensing and closure products we supply that are used in applications to fight the spread of germs, and as a result of acquisitions. These increases more than offset declines in sales in our Aerospace and Specialty Products segments, primarily related to the effects of the COVID-19 pandemic.
The most significant drivers of change in results of operations in third quarter 2020 compared with third quarter 2019, other than as impacted by demand level changes as a result of the COVID-19 pandemic, were goodwill and intangible asset impairment charges in our Aerospace segment, and the impact of our recent acquisitions.
During the third quarter of 2020, we determined there was a triggering event requiring an interim quantitative impairment assessment for goodwill and indefinite-lived intangible assets within our Aerospace segment. While third quarter operating results were below pre-pandemic projected levels, the larger driver of the triggering event was a significant reduction in the July financial projection update for the remainder of 2020 compared with prior projections, and uncertainty around the duration and magnitude of the impact of the COVID-19 pandemic on future financial results given the dependence of our Aerospace segment reporting units on future levels of air travel and new aircraft builds. We determined the carrying value of both of our Aerospace reporting units, as well as of certain trade names, exceeded the fair value, resulting in non-cash, pre-tax impairment charges of approximately $126.8 million to goodwill and $7.8 million to indefinite lived intangible assets.
The techniques used in our interim impairment tests incorporated a number of assumptions that we believe to be reasonable and to reflect the current market conditions. Assumptions in estimating future cash flows and earnings were based on Level 3 inputs under the fair value hierarchy and were primarily related to customer demand and revenue growth, and associated profitability and cash flows, all as part of an aerospace industry recovery post-pandemic. Data from aerospace publications and public companies was used to assess the reasonableness of management’s assumptions regarding the timing and extent of the industry recovery. To provide a level of sensitivity analysis, a 1% change in the discount rate would have impacted the total goodwill impairment charge by approximately $20 million, while a 0.5% change in the terminal growth rate would have impacted the total goodwill impairment charge by approximately $5 million.
Changes in future results, assumptions, and estimates from the interim impairment test may lead to an outcome where additional impairment charges would be required in future periods. Specifically, actual results may vary from management's forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions. Further, continued adverse or worsening market conditions could result in the recognition of additional impairment if we determine that the fair value of our Aerospace Fasteners reporting unit has fallen below its carrying value. Certain circumstances that could reasonably be expected to negatively affect the underlying key assumptions and impact the estimated fair value of the Company’s Aerospace Fastener reporting unit may include such items as: (i) a decrease in expected future cash flows, due to the pandemic adversely impacting the aerospace industry longer or more deeply than currently estimated, (ii) inability to achieve the sales targeted as part of the Company’s strategic growth initiatives, and (iii) inability to efficiently leverage the projected sales growth at expected margin rates.
In April 2020, we acquired the Rapak brand, including certain bag-in-box product lines and assets ("Rapak") for an aggregate amount of approximately $11.4 million. Rapak, which is reported in our Packaging segment, has three manufacturing locations in the United States. Rapak contributed approximately $4.9 million of net sales during the third quarter within our Packaging segment, although it is performing below break-even operating profit as demand for its products, particularly those used in quick service restaurant applications, has significantly declined from pre-acquisition levels in 2019 due to the impact of COVID-19.
In February 2020, we completed the acquisition of RSA Engineered Products ("RSA"), a provider of highly-engineered and proprietary components for air management systems used in critical flight applications, for an aggregate amount of approximately $83.7 million, net of cash acquired. RSA is located in Simi Valley, California and designs, engineers and manufactures highly-engineered components, including air ducting products, connectors and flexible joints, predominantly used in aerospace and defense engine bleed air, anti-icing and environmental control system applications. RSA contributed approximately $4.7 million of net sales during the third quarter within our Aerospace segment.
On a year-to-date basis, there were two additional significant drivers of year-over-year change in our results of operations. First, in the second quarter of 2020, we elected to change our accounting policy for asbestos-related defense costs from accruing for probable and reasonably estimable defense costs associated with known claims expected to settle to accruing for all future defense costs for both known and unknown claims, which we now believe can be reasonably estimated. This accounting change has been reflected as a change in accounting estimate effected by a change in accounting principle. We recorded a non-cash, pre-tax charge in second quarter 2020 for asbestos-related costs of approximately $23.4 million, which is included in selling, general and administrative expenses.

In addition, during the second quarter and third quarters of 2020, we undertook certain realignment actions, primarily in our Aerospace and Specialty Products segments, in response to reduced end market demand following the outbreak of COVID-19. We recorded non-cash charges of approximately $13.2 million in second quarter 2020 related to inventory reductions, primarily as a result of a strategic decision in our Arrow Engine division to streamline its product line offering. We also recorded charges of approximately $2.3 million related to certain production equipment removed from service given reduced demand levels. In addition, we reduced our employment levels given lower customer demand, incurring approximately $3.6 million in severance charges.
Additional Key Risks that May Affect Our Reported Results
The COVID-19 pandemic impacted our third quarter results, and we expect it will continue to impact us in the future at varying degrees. We expect the robust customer demand for our Packaging segment's dispensing pumps and closure products used in personal care and home care applications that fight the spread of germs will continue. We are actively collaborating with our customers and strategic supply partners to manage production capacity and supply chain availability as efficiently as possible. We believe industrial demand in North America will continue to be lower than in 2019, and we are uncertain how demand will be impacted as many of the shelter-in-place orders are adjusted or lifted, particularly in North America, where orders for our industrial cylinders, for example, are heavily influenced by the levels of construction and HVAC activity, which has yet to occur at historical levels during 2020. We expect the aerospace market to experience the most severe dislocation going forward. With the current travel restrictions and significant drop in passenger miles, aircraft manufacturers have now significantly slowed production, and since late second quarter we have experienced a significant drop in aerospace-related sales compared to prior year levels. We expect this trend to continue for the foreseeable future.
We have executed realignment actions in the second and third quarter of 2020, primarily in our Aerospace and Specialty Products segments, to protect against the uncertain end market demand. We will continue to assess further actions if required. However, as a result of the pandemic's impact on global economic activity, and the continued potential impact to our future results of operations, as well as to TriMas' market capitalization, we may record additional cash and non-cash charges related to incremental realignment actions, as well as for uncollectible customer account balances, excess inventory and idle production equipment.
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

We are sensitive to price movements in our raw materials supply base. Our largest raw material purchases are for resins (such as polypropylene and polyethylene), steel, aluminum and other oil and metal-based purchased components. While material cost changes did not have a significant impact in the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019, there has been some volatility over the past two years as a direct and indirect result of foreign trade policy, where tariffs on certain of our commodity-based products sourced from Asia have been instituted, and certain North American suppliers have opportunistically increased their prices. As needed, we have taken actions, and will continue to take actions, to mitigate such increases, including implementing commercial pricing adjustments, resourcing to alternate suppliers and insourcing of previously sourced products to better leverage our global manufacturing footprint. Although we believe we are generally able to mitigate the impact of higher commodity costs, we may experience additional material costs and disruptions in supply in the future and may not be able to pass along higher costs to our customers in the form of price increases or otherwise mitigate the impacts to our operating results.
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
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In first quarter 2020, our Board of Directors increased the authorization of share repurchases to a cumulative amount of $250 million. In the three and nine months ended September 30, 2020, we purchased 188,028 and 1,441,678 shares of our outstanding common stock for approximately $4.5 million and $36.0 million, respectively. During the three and nine months ended September 30, 2019, we purchased 196,128 and 723,528 shares of our outstanding common stock for approximately $5.7 million and $21.1 million, respectively.
As of September 30, 2020, we have approximately $165.1 million remaining under the repurchase authorization. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Three months ended September 30,
	2020	As a Percentage of Net Sales	2019	As a Percentage of Net Sales
Net Sales
Packaging	$135,120	67.7%	$105,480	56.0%
Aerospace	39,130	19.6%	50,560	26.8%
Specialty Products	25,210	12.6%	32,370	17.2%
Total	$199,460	100.0%	$188,410	100.0%
Gross Profit
Packaging	$40,240	29.8%	$29,580	28.0%
Aerospace	6,930	17.7%	13,830	27.4%
Specialty Products	4,760	18.9%	5,580	17.2%
Total	$51,930	26.0%	$48,990	26.0%
Selling, General and Administrative Expenses
Packaging	$12,220	9.0%	$9,840	9.3%
Aerospace	5,840	14.9%	6,020	11.9%
Specialty Products	1,370	5.4%	1,960	6.1%
Corporate	6,220	N/A	7,600	N/A
Total	$25,650	12.9%	$25,420	13.5%
Operating Profit (Loss)
Packaging	$28,020	20.7%	$19,740	18.7%
Aerospace	(133,500)	(341.2)%	7,810	15.4%
Specialty Products	3,380	13.4%	3,620	11.2%
Corporate	(6,220)	N/A	(7,600)	N/A
Total	$(108,320)	(54.3)%	$23,570	12.5%
Depreciation
Packaging	$4,490	3.3%	$3,980	3.8%
Aerospace	1,640	4.2%	1,570	3.1%
Specialty Products	770	3.1%	720	2.2%
Corporate	30	N/A	70	N/A
Total	$6,930	3.5%	$6,340	3.4%
Amortization
Packaging	$2,320	1.7%	$2,390	2.3%
Aerospace	2,880	7.4%	2,130	4.2%
Specialty Products	110	0.4%	130	0.4%
Corporate	—	N/A	—	N/A
Total	$5,310	2.7%	$4,650	2.5%

The following table summarizes financial information for our reportable segments for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine months ended September 30,
	2020	As a Percentage of Net Sales	2019	As a Percentage of Net Sales
Net Sales
Packaging	$364,000	62.6%	$298,310	54.0%
Aerospace	130,660	22.5%	145,650	26.4%
Specialty Products	87,140	15.0%	108,650	19.7%
Total	$581,800	100.0%	$552,610	100.0%
Gross Profit
Packaging	$106,770	29.3%	$90,290	30.3%
Aerospace	21,510	16.5%	38,860	26.7%
Specialty Products	7,250	8.3%	20,420	18.8%
Total	$135,530	23.3%	$149,570	27.1%
Selling, General and Administrative Expenses
Packaging	$36,430	10.0%	$30,270	10.1%
Aerospace	19,550	15.0%	17,590	12.1%
Specialty Products	6,370	7.3%	6,690	6.2%
Corporate	45,220	N/A	24,590	N/A
Total	$107,570	18.5%	$79,140	14.3%
Operating Profit (Loss)
Packaging	$70,340	19.3%	$60,020	20.1%
Aerospace	(132,630)	(101.5)%	21,270	14.6%
Specialty Products	870	1.0%	13,730	12.6%
Corporate	(45,220)	N/A	(24,590)	N/A
Total	$(106,640)	(18.3)%	$70,430	12.7%
Depreciation
Packaging	$13,630	3.7%	$11,040	3.7%
Aerospace	5,400	4.1%	4,910	3.4%
Specialty Products	2,570	2.9%	2,170	2.0%
Corporate	100	N/A	210	N/A
Total	$21,700	3.7%	$18,330	3.3%
Amortization
Packaging	$6,970	1.9%	$7,240	2.4%
Aerospace	8,140	6.2%	6,400	4.4%
Specialty Products	350	0.4%	390	0.4%
Corporate		N/A	—	N/A
Total	$15,460	2.7%	$14,030	2.5%

Results of Operations
The principal factors impacting us during the three months ended September 30, 2020, compared with the three months ended September 30, 2019, were:
•approximately $134.6 million of goodwill and indefinite-lived intangible asset impairment charges in third quarter 2020 in our Aerospace segment, primarily as a result of lower current and expected future financial results due to uncertainty around the duration and magnitude of the impact of the COVID-19 pandemic;
•increases in our Packaging segment's organic sales and related operating profit as a result of significantly higher demand, primarily for our products used in applications to help fight the spread of germs;
•reduced sales and related profit within our Specialty Products and Aerospace reportable segments, primarily as a result of the COVID-19 pandemic; and
•the impact of our recent acquisitions, primarily RSA in February 2020, and Rapak in April 2020.

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
Overall, net sales increased approximately $11.1 million, or 5.9%, to $199.5 million for the three months ended September 30, 2020, as compared with $188.4 million in the three months ended September 30, 2019, driven by our recent acquisitions, which contributed approximately $9.6 million of inorganic sales. Organic sales, excluding the impact of currency exchange, increased approximately $0.8 million, as sales increases of $24.1 million in our Packaging segment, primarily for dispenser products used in applications that help fight the spread of germs, were mostly offset by $16.1 million lower sales in our Aerospace segment and $7.2 million in our Specialty Products segment, both primarily due to lower demand as a result of the COVID-19 pandemic. In addition, net sales increased by approximately $0.7 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 26.0% for each of the three month periods ended September 30, 2020 and 2019. While gross profit margin remained relatively flat, gross profit dollars increased as a result of higher sales within our Packaging segment, which was partially offset by lower gross profit in our Aerospace and Specialty Products segments as a result of lower sales levels primarily due to the COVID-19 pandemic.
Operating profit (loss) margin (operating profit as a percentage of sales) approximated (54.3)% and 12.5% for the three months ended September 30, 2020 and 2019, respectively. Operating profit (loss) decreased approximately $131.9 million to an operating loss of approximately $108.3 million in the three months ended September 30, 2020, from an operating profit of approximately $23.6 million for the three months ended September 30, 2019. This decrease was primarily a result of approximately $134.6 million of goodwill and indefinite-lived intangible asset impairment charges within our Aerospace segment in the third quarter of 2020. In addition, increased operating profit in our Packaging segment, primarily due to higher sales levels, slightly more than offset decreases in operating profit in our Aerospace (excluding the impairment charges) and Specialty Products segments.
Interest expense remained flat at approximately $3.5 million for each of the three month periods ended September 30, 2020 and September 30, 2019, as we did not require significant borrowings under the revolving credit facility in either period due to ample cash on hand to fund operational needs.
Other income (expense), net decreased approximately $1.8 million, to $1.2 million of other expense, net, for the three months ended September 30, 2020, as compared to $0.6 million of other income, net for the three months ended September 30, 2019, primarily due to an increase in losses on transactions denominated in foreign currencies.
The effective income tax rate for the three months ended September 30, 2020 and 2019 was 10.7% and 26.2%, respectively. We recorded a tax benefit of approximately $12.1 million for the three months ended September 30, 2020 as compared to tax expense of approximately $5.4 million for the three months ended September 30, 2019. The third quarter 2020 effective tax rate was significantly impacted by the goodwill and intangible asset impairment charges, a portion of which was non-tax deductible. The tax benefit associated with the goodwill and intangible asset impairment charges was treated as a discrete item in determining the tax expense for the quarter.
Income (loss) from continuing operations decreased approximately $116.1 million, to a net loss of $100.9 million for the three months ended September 30, 2020, as compared to net income of $15.2 million for the three months ended September 30, 2019. The decrease was the result of a decrease in operating profit (loss) of approximately $108.3 million, a decrease in other income (expense), net, partially offset by an increase in income tax benefit (expense) of approximately $17.5 million.
See below for a discussion of operating results by segment.
Packaging. Net sales increased approximately $29.6 million, or 28.1%, to $135.1 million in the three months ended September 30, 2020, as compared to $105.5 million in the three months ended September 30, 2019. Acquisition-related sales growth was approximately $4.9 million resulting from our April 2020 acquisition of Rapak. Sales of dispensing products used in beauty and personal care and home care applications that help fight the spread of germs increased by approximately $23.0 million, primarily for personal hygiene applications, as demand rose, in part, due to the COVID-19 pandemic. Sales of products used in food and beverage markets increased by approximately $3.6 million, primarily due to higher sales of beverage dispensers, including pumps and related products, in North America. Sales of products used in industrial markets decreased by approximately $2.4 million, primarily as a result of lower industrial activity as a result of the pandemic. Net sales also increased by approximately $0.7 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the stronger U.S. dollar relative to foreign currencies.

Gross profit increased approximately $10.7 million to $40.2 million, or 29.8% of sales, in the three months ended September 30, 2020, as compared to $29.6 million, or 28.0% of sales, in the three months ended September 30, 2019, primarily due to increased sales levels as well as the fact that the third quarter 2019 included approximately $1.7 million of freight and logistics costs to expedite shipments to fulfill customer demand that did not repeat in third quarter 2020. In addition, gross profit margin was unfavorably impacted as a result of Rapak generating low gross profit levels.
Selling, general and administrative expenses increased approximately $2.4 million to $12.2 million, or 9.0% of sales, in the three months ended September 30, 2020, as compared to $9.8 million, or 9.3% of sales, in the three months ended September 30, 2019, primarily due to approximately $1.3 million of higher ongoing selling, general and administrative costs associated with our acquisition as well as higher personnel-related expenses to support our sales growth initiatives.
Operating profit increased approximately $8.3 million to $28.0 million, or 20.7% of sales, in the three months ended September 30, 2020, as compared to $19.7 million, or 18.7% of sales, in the three months ended September 30, 2019, primarily due to higher sales levels, which was partially offset by higher selling, general and administrative expenses.
Aerospace.    Net sales for the three months ended September 30, 2020 decreased approximately $11.4 million, or 22.6%, to $39.1 million, as compared to $50.6 million in the three months ended September 30, 2019. RSA, acquired in February 2020, contributed approximately $4.7 million of sales. Sales of our fastener and machined components products declined by approximately $13.1 million and $3.0 million, respectively, both due to lower demand resulting from reduced aircraft production following the onset of the COVID-19 pandemic, with fastener sales also lower than third quarter 2019, as expected, due to the 737 Max grounding.
Gross profit decreased approximately $6.9 million to $6.9 million, or 17.7% of sales, in the three months ended September 30, 2020, from $13.8 million, or 27.4% of sales, in the three months ended September 30, 2019, due primarily to the decrease in sales levels and related lower fixed cost absorption and production inefficiencies due to the impact of the COVID-19 pandemic. Gross profit further declined by approximately $2.0 million during the three months ended September 30, 2020 due to an updated estimate of a pre-acquisition contingent liability, and by approximately $0.4 million due to realignment actions executed in responses to the pandemic, primarily related to severance as we further reduced our employment levels.
Selling, general and administrative expenses decreased approximately $0.2 million to approximately $5.8 million, or 14.9% of sales, in the three months ended September 30, 2020, as compared to $6.0 million, or 11.9% of sales, in the three months ended September 30, 2019, primarily due to cost reduction efforts to mitigate the impact of lower sales levels, partially offset by higher ongoing selling, general and administrative costs associated with our acquisition of RSA.
Operating profit (loss) decreased approximately $141.3 million to an operating loss of $133.5 million, or 341.2% of sales, in the three months ended September 30, 2020, as compared to an operating profit of $7.8 million, or 15.4% of sales, in the three months ended September 30, 2019. Operating profit and related margin decreased primarily due to approximately $134.6 million of goodwill and indefinite-lived intangible asset impairment charges in the third quarter of 2020. Operating profit also declined due to lower sales levels, which resulted in lower fixed cost absorption and higher production inefficiencies as a result of the COVID-19 pandemic, the updated pre-acquisition contingent liability charge and the impact of realignment charges.
Specialty Products.   Net sales for the three months ended September 30, 2020 decreased approximately $7.2 million, or 22.1%, to $25.2 million, as compared to $32.4 million in the three months ended September 30, 2019. Sales of our cylinder products decreased approximately $4.5 million, due to lower demand for steel cylinders used in construction and industrial packaged gases in North America, which was partially offset by sales of cylinders used in oxygen and other medical applications. Sales of engines, compressors and related parts used in upstream oil and gas applications decreased by approximately $2.7 million, primarily as a result of lower oil-field activity in North America and continued historic low rig counts.
Gross profit decreased approximately $0.8 million to gross profit of $4.8 million, or 18.9% of sales, in the three months ended September 30, 2020, as compared to $5.6 million, or 17.2% of sales, in the three months ended September 30, 2019, due to the decrease in sales levels and related lower fixed cost absorption and production inefficiencies as a result of the pandemic.
Selling, general and administrative expenses decreased approximately $0.6 million to $1.4 million, or 5.4% of sales, in the three months ended September 30, 2020, as compared to $2.0 million, or 6.1% of sales, in the three months ended September 30, 2019, primarily due to lower employment and spending levels to align with the decline in sales levels.
Operating profit decreased approximately $0.2 million to $3.4 million, or 13.4% of sales, in the three months ended September 30, 2020, as compared to $3.6 million, or 11.2% of sales, in the three months ended September 30, 2019, primarily as a result of the impact of lower sales and related lower fixed cost absorption and production inefficiencies.

Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended September 30,
	2020	2019
Corporate operating expenses	$5.1	$5.8
Non-cash stock compensation	0.9	1.0
Legacy expenses	0.2	0.8
Corporate expenses	$6.2	$7.6
Corporate expenses decreased approximately $1.4 million to $6.2 million for the three months ended September 30, 2020, from $7.6 million for the three months ended September 30, 2019, primarily as a result of reduced legacy expenses following the change in our accounting policy for asbestos-related defense costs in second quarter 2020, as well as lower corporate operating expenses which have been reduced in response to the pandemic.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Overall, net sales increased approximately $29.2 million, or 5.3%, to $581.8 million for the nine months ended September 30, 2020, as compared with $552.6 million in the nine months ended September 30, 2019, driven by our recent acquisitions, which contributed approximately $33.1 million of inorganic sales growth. Organic sales, excluding the impact of currency exchange, decreased approximately $1.2 million, as approximately $48.9 million of sales increases in our Packaging segment, primarily for products used in applications that help fight the spread of germs, were more than offset by approximately $28.6 million lower sales in our Aerospace segment and $21.5 million lower sales in our Specialty Products segment, both primarily due to lower demand as a result of the COVID-19 pandemic. In addition, net sales were lower by approximately $2.7 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 23.3% and 27.1% for the nine months ended September 30, 2020 and 2019, respectively. Gross profit margin decreased, as the impact of higher sales levels was more than offset by the impact of approximately $16.4 million of realignment expenses during the nine months ended September 30, 2020, $14.3 million of which were non-cash and $2.1 million of which were cash expenses, primarily in our Aerospace and Specialty Products segments, where we executed actions to lower our cost structure in response to reduced end market demand following the outbreak of COVID-19 pandemic. In addition, we recorded approximately $2.8 million of non-cash purchase accounting charges in the nine months ended September 30, 2020 for the step-up of inventory to fair value and subsequent amortization related to our RSA and Rapak acquisitions as compared to approximately $0.3 million of such charges for our 2019 acquisitions in the nine months ended September 30, 2019. Our gross profit margin in the first nine months of 2020 was also negatively impacted by approximately $2.0 million for an updated estimate of a pre-acquisition contingent liability within our Aerospace segment, as well as lower fixed cost absorption and higher production inefficiencies due primarily to the COVID-19 pandemic.
Operating profit (loss) margin (operating profit as a percentage of sales) approximated (18.3)% and 12.7% for the nine months ended September 30, 2020 and 2019, respectively. Operating profit (loss) decreased approximately $177.1 million, or 251.4%, to $106.6 million of operating loss for the nine months ended September 30, 2020, compared to $70.4 million of operating profit for the nine months ended September 30, 2019. This decrease was primarily a result of approximately $134.6 million of non-cash goodwill and indefinite-lived intangible asset impairment charges within our Aerospace segment and an approximate $23.4 million non-cash charge due to a change in accounting policy, both in the nine months ended September 30, 2020. Operating profit further decreased due to approximately $19.1 million of realignment expenses recorded in the nine months ended September 30, 2020, of which $15.5 million were non-cash and $3.6 million were cash expenses, primarily in our Aerospace and Specialty Products segments, where we executed actions to lower our cost structure in response to reduced end market demand following the outbreak of COVID-19. Operating profit (loss) also decreased as a result of increased purchase accounting expenses and as a result of unfavorable currency exchange.
Interest expense increased approximately $0.8 million, to $11.3 million, for the nine months ended September 30, 2020, as compared to $10.5 million for the nine months ended September 30, 2019, primarily as a result of increased weighted average borrowings from approximately $335.3 million during the nine months ended September 30, 2019 to approximately $387.7 million during the nine months ended September 30, 2020. We drew $150 million on our revolving credit facility in first quarter 2020 to ensure availability of cash on hand, but subsequently repaid this amount late in second quarter 2020.

Other income (expense), net decreased approximately $1.4 million, to $0.2 million of other expense for the nine months ended September 30, 2020, from $1.3 million of other income, net for the nine months ended September 30, 2019, primarily due to a year-over-year increase in losses on transactions denominated in foreign currencies.
The effective income tax rate for the nine months ended September 30, 2020 and 2019 was 12.4% and 20.8%, respectively. We recorded a tax benefit of approximately $14.6 million for the nine months ended September 30, 2020 as compared to tax expense of approximately $12.7 million for the nine months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2020 was impacted by a decrease in profitability resulting from various one-time charges, including a change in the Company’s accounting policy for asbestos-related defense costs and impairment of goodwill and indefinite-lived intangible assets. These charges were treated as discrete items in determining tax expense for the nine months ended September 30, 2020. In addition, we recognized discrete items that occurred during the first nine months of 2019, including the reversal of uncertain tax benefits for which the statute of limitations expired, excess tax benefits related to share based compensation that vested in 2019, and a reduction in deferred tax liabilities resulting from the implementation of state tax planning initiatives.
Income (loss) from continuing operations decreased by approximately $152.0 million, to a loss of $103.5 million for the nine months ended September 30, 2020, compared to income of $48.5 million for the nine months ended September 30, 2019. The decrease was the result of a decrease in operating profit (loss) of approximately $177.1 million, a decrease in other income (expense), net and an increase in interest expense, partially offset by an increase in income tax benefit (expense) of approximately $27.3 million.
See below for a discussion of operating results by segment.
Packaging.   Net sales increased approximately $65.7 million, or 22.0%, to $364.0 million in the nine months ended September 30, 2020, as compared to $298.3 million in the nine months ended September 30, 2019. Acquisition-related growth was approximately $19.5 million, comprised of approximately $9.4 million of sales from our April 2020 acquisition of Rapak as well as $10.1 million of January through April 2020 sales for Taplast, which was acquired in late April 2019. Sales of dispensing products used in beauty and personal care and home care applications increased by approximately $33.7 million, primarily as demand increased for personal hygiene applications due to heightened awareness of reducing the spread of germs following the onset of the COVID-19 pandemic. Sales of products used in food and beverage markets increased by approximately $11.5 million, primarily due to higher sales of beverage dispensers, including pumps and related products, in North America. Sales of products used in industrial markets increased by approximately $1.4 million, primarily due to higher demand within North America, some of which we believe is attributable to higher sales of products used in the transportation of bulk sanitizer and industrial cleaning solutions. These increases were partially offset by approximately $2.7 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $16.5 million to $106.8 million, or 29.3% of sales, in the nine months ended September 30, 2020, as compared to $90.3 million, or 30.3% of sales, in the nine months ended September 30, 2019, primarily due to increased sales levels. In addition, the first three quarters of 2019 included approximately $1.7 million of freight and logistics costs to expedite shipments to fulfill customer demand which did not repeat in 2020. These increases were partially offset by approximately $0.9 million in non-cash realignment costs during the first three quarters of 2020 primarily related to the disposal of certain equipment which was taken out of service and approximately $0.8 million for a purchase accounting non-cash charge related to the step-up of Rapak's inventory to fair value and subsequent amortization. Gross profit margin was lower than third quarter 2019 due to a less favorable product sales mix and generally lower production efficiencies, as well as Rapak generating low gross profit at current demand levels, all as a result of the impacts of the COVID-19 pandemic. Gross profit and margin were also impacted by approximately $0.7 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's selling, general and administrative expenses increased approximately $6.2 million to $36.4 million, or 10.0% of sales, in the nine months ended September 30, 2020, as compared to $30.3 million, or 10.1% of sales, in the nine months ended September 30, 2019, as we incurred approximately $1.4 million in charges associated with our realignment actions, primarily for severance in the nine months ended September 30, 2020. We also incurred approximately $2.9 million of higher ongoing selling, general and administrative costs associated with our acquisitions, as well as recorded higher personnel-related expenses supporting the higher demand for our products. This increase was partially offset by an approximate $0.8 million non-cash charge during the nine months ended September 30, 2019 related to the write-off of the trade name acquired in the Plastic Srl acquisition that was not used.

Packaging's operating profit increased approximately $10.3 million to $70.3 million, or 19.3% of sales, in the nine months ended September 30, 2020, as compared to $60.0 million, or 20.1% of sales, in the nine months ended September 30, 2019, as a result of increased sales, which was partially offset by realignment charges taken during 2020, the recognition of the purchase accounting adjustment related to Rapak's inventory step-up to fair value and subsequent amortization, a less favorable product sales mix, production inefficiencies as a result of COVID-19 and higher selling, general and administrative expenses.
Aerospace.    Net sales for the nine months ended September 30, 2020 decreased approximately $15.0 million, or 10.3%, to $130.7 million, as compared to $145.7 million in the nine months ended September 30, 2019. The February 2020 acquisition of RSA contributed approximately $13.5 million of sales. Sales of our fastener and machined components products declined by approximately $20.9 million and $7.6 million, respectively, both due to lower demand resulting from current and expected future reduced air travel due to the COVID-19 pandemic, with fastener sales also lower than the first half of 2019, as expected, due to the 737 Max grounding.
Gross profit within Aerospace decreased approximately $17.4 million to $21.5 million, or 16.5% of sales, in the nine months ended September 30, 2020, from $38.9 million, or 26.7% of sales, in the nine months ended September 30, 2019, due in part to the decrease in sales levels and related lower fixed cost absorption and production inefficiencies due to the impact of the COVID-19 pandemic. In the second and third quarters of 2020, we undertook certain realignment actions to protect against uncertain end market demand related to the COVID-19 pandemic, resulting in charges of approximately $4.2 million related to inventory reductions, $2.1 million related to severance as we reduced our manufacturing employment levels and $0.3 million related to production equipment removed from service given current demand levels. In addition, we recorded an approximate $2.0 million purchase accounting non-cash charge related to the step-up of RSA's inventory to fair value and subsequent amortization during the first half of 2020 as well as approximately $2.0 million for an update to a pre-acquisition contingent liability.
Selling, general and administrative expenses increased approximately $2.0 million to $19.6 million, or 15.0% of sales, in the nine months ended September 30, 2020, as compared to $17.6 million, or 12.1% of sales, in the nine months ended September 30, 2019, primarily due to ongoing costs of RSA and approximately $0.6 million of realignment expenses incurred in the nine months ended September 30, 2020. The increase was partially offset by cost reduction efforts to mitigate the impact of lower sales levels.
Operating profit (loss) within Aerospace decreased approximately $153.9 million to an operating loss of $132.6 million, or 101.5% of sales, in the nine months ended September 30, 2020, as compared to an operating profit of $21.3 million, or 14.6% of sales, in the nine months ended September 30, 2019. Operating profit and related margin decreased primarily due to approximately $134.6 million of goodwill and indefinite-lived intangible asset impairment charges in the third quarter of 2020. Operating profit also declined due to realignment charges, as well as the impact of lower sales levels, which resulted in lower fixed cost absorption and higher production inefficiencies as a result of the COVID-19 pandemic, the recognition of the purchase accounting adjustment related to RSA's inventory step-up to fair value and subsequent amortization, higher selling, general and administrative expenses and the update of a pre-acquisition contingent liability.
Specialty Products.    Net sales for the nine months ended September 30, 2020 decreased approximately $21.5 million, or 19.8%, to $87.1 million, as compared to $108.7 million in the nine months ended September 30, 2019. Sales of our cylinder products decreased by approximately $16.3 million, as low demand for steel cylinders used in construction and HVAC activity in North America was partially offset by a modest increase in the sale of cylinders used for oxygen and other medical applications. Sales of engines, compressors and related parts used in upstream oil and gas applications decreased by approximately $5.2 million, primarily as a result of low oil-field activity in North America given the low price of oil.
Gross profit within Specialty Products decreased approximately $13.2 million to $7.3 million, or 8.3% of sales, in the nine months ended September 30, 2020, as compared to $20.4 million, or 18.8% of sales, in the nine months ended September 30, 2019, due in part to the decrease in sales levels and related lower fixed cost absorption and production inefficiencies due primarily to the impact of the COVID-19 pandemic. In addition, during the second quarter of 2020, we undertook certain realignment actions in response to reduced end market demand as a result of the COVID-19 pandemic, resulting in approximately $9.0 million of non-cash charges in the nine months ended September 30, 2020, primarily related to Arrow Engine streamlining its product line offering and liquidating its non-core inventory.
Selling, general and administrative expenses within Specialty Products decreased approximately $0.3 million to $6.4 million, or 7.3% of sales, in the nine months ended September 30, 2020, as compared to $6.7 million, or 6.2% of sales, in the nine months ended September 30, 2019. During the first nine months of 2020, we incurred selling, general and administrative realignment expenses of approximately $0.7 million related to severance as we reduced our employment levels, which was partially offset by reduced spending levels as a result of lower activity levels.

Operating profit within Specialty Products decreased approximately $12.9 million to $0.9 million, or 1.0% of sales, in the nine months ended September 30, 2020, as compared to $13.7 million of operating profit, or 12.6% of sales, in the nine months ended September 30, 2019, primarily as a result of the 2020 realignment actions, as well as due to the impact of lower sales and related lower fixed cost absorption and production inefficiencies.
Corporate.    Corporate expenses, net consist of the following (dollars in millions):

	Nine months ended September 30,
	2020	2019
Corporate operating expenses	$16.1	$17.6
Non-cash stock compensation	5.6	3.9
Legacy expenses	23.5	3.1
Corporate expenses	$45.2	$24.6
Corporate expenses increased approximately $20.6 million to $45.2 million for the nine months ended September 30, 2020, from $24.6 million for the nine months ended September 30, 2019, primarily as a result of the $23.4 million non-cash charge recorded in second quarter 2020 due to the change of our accounting policy for asbestos-related defense costs from accruing for probable and reasonably estimable defense costs associated with known claims expected to settle to accrue for all future defense costs for both known and unknown claims, which we now believe can be reasonably estimated. Non-cash stock compensation expense increased due to the timing and nature of equity awards in 2020 compared with 2019, the impact of which was mostly offset by lower corporate operating expenses and the favorable resolution of legacy matters during the nine months ended September 30, 2020.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were approximately $79.1 million for the nine months ended September 30, 2020, as compared to approximately $60.6 million for the nine months ended September 30, 2019. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:
•For the nine months ended September 30, 2020, the Company generated approximately $82.7 million of cash, based on the reported net loss of approximately $103.5 million and after considering the effects of non-cash items related to depreciation, amortization, loss on dispositions of assets, changes in deferred income taxes, stock-based compensation, asbestos-related change in liability estimate, impairment of goodwill and indefinite-lived intangible assets and other operating activities. For the nine months ended September 30, 2019, the Company generated approximately $91.5 million in cash flows based on the reported net income from continuing operations of approximately $48.5 million and after considering the effects of similar non-cash items.
•Increases in accounts receivable resulted in a use of cash of approximately $6.2 million and $8.4 million for the nine months ended September 30, 2020 and 2019, respectively. The increased use of cash for each of the nine month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables decreased by approximately three days compared to third quarter 2019.
•We decreased our investment in inventory by approximately $4.5 million for the nine months ended September 30, 2020, while we increased our investment in inventory by approximately $0.6 million for the nine months ended September 30, 2019. Our days sales in inventory decreased by approximately 12 days through the nine months ended September 30, 2020 and decreased approximately three days as compared to third quarter 2019, primarily as a result of the strategic decision in our Arrow Engine division to streamline its product line offering. We continue to moderate inventory levels in line with sales levels.
•Decreases in prepaid expenses and other assets resulted in a source of cash of approximately $5.5 million for the nine months ended September 30, 2020 and of approximately $4.8 million for the nine months ended September 30, 2019. These changes were primarily a result of the timing of payments made for income taxes and certain operating expenses.
•Decreases in accounts payable and accrued liabilities resulted in a use of cash of approximately $7.4 million and $26.8 million for the nine months ended September 30, 2020 and 2019, respectively, primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms. Days accounts payable on hand decreased by approximately six days in 2020 as compared with the comparable 2019 period, primarily as we paid certain key Packaging vendors more quickly in 2020 to ensure our orders remained a top priority for them given our robust demand levels and minimal available capacity in the marketplace.
Net cash used for investing activities of continuing operations for the nine months ended September 30, 2020 and 2019 was approximately $110.9 million and $89.1 million, respectively. During the first nine months of 2020, we paid approximately $95.2 million, net of cash acquired, to acquire RSA and Rapak. We incurred approximately $17.7 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects. We also received proceeds from disposition of business, property and equipment of approximately $1.9 million. During the first nine months of 2019, we incurred approximately $22.0 million in capital expenditures and paid approximately $67.0 million, net of cash acquired, to acquire Plastic Srl and Taplast.
Net cash used for financing activities for the nine months ended September 30, 2020 was approximately $40.9 million, while net cash used for financing activities was $23.9 million for the nine months ended September 30, 2019. During the first nine months of 2020, we made net repayments of approximately $2.3 million on our revolving credit facilities. We also purchased approximately $36.0 million of outstanding common stock and used a net cash amount of approximately $2.6 million related to our stock compensation arrangements. During the first nine months of 2019, we borrowed approximately $0.5 million, net of repayments, on our revolving credit facilities. We also purchased approximately $21.1 million of outstanding common stock and used a net cash amount of approximately $3.2 million related to our stock compensation arrangements.

Our Debt and Other Commitments
The $300.0 million aggregate principal amount of senior notes accrue interest at a rate of 4.875% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2018 ("Senior Notes"). The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis by certain named subsidiaries of the Company (each a "Guarantor" and collectively the "Guarantors"). The Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. For the nine months ended September 30, 2020, our consolidated subsidiaries that do not guarantee the Senior Notes represented approximately 22% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented approximately 33% and 14% of the total guarantor and non-guarantor assets and liabilities, respectively, as of September 30, 2020, treating the guarantor and non-guarantor subsidiaries each as a consolidated group and excluding intercompany transactions between such groups.
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
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of September 30, 2020. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 1.44 to 1.00 at September 30, 2020. Our permitted senior secured net leverage ratio under the Credit Agreement is 3.50 to 1.00 as of September 30, 2020. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted senior secured net leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual senior secured net leverage ratio was not meaningful at September 30, 2020. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of September 30, 2020. Our actual interest expense coverage ratio was 12.79 to 1.00 at September 30, 2020. At September 30, 2020, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended September 30, 2020 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended September 30, 2020
Net income	$(65,050)
Bank stipulated adjustments:
Interest expense	14,760
Income tax expense	7,590
Depreciation and amortization	49,180
Impairment charges and asset write-offs	134,600
Non-cash compensation expense(1)	7,930
Other non-cash expenses or losses	17,780
Non-recurring expenses or costs(2)	7,650
Extraordinary, non-recurring or unusual gains or losses	22,910
Effects of purchase accounting adjustments	2,110
Business and asset dispositions	930
Permitted acquisitions	2,040
Permitted dispositions(3)	(40,150)
Consolidated Bank EBITDA, as defined	$162,280

	September 30, 2020
Total Indebtedness, as defined	$234,340
Consolidated Bank EBITDA, as defined	162,280
Total net leverage ratio	1.44	x
Covenant requirement	4.00	x

	September 30, 2020
Total Senior Secured Indebtedness(4)	$(65,660)
Consolidated Bank EBITDA, as defined	162,280
Senior secured net leverage ratio	n/m	x
Covenant requirement	3.50	x

Twelve Months Ended September 30, 2020
Interest expense	$14,760
Bank stipulated adjustments:
Interest income	(700)
Non-cash amounts attributable to amortization of financing costs	(1,370)
Total Consolidated Cash Interest Expense, as defined	$12,690

	September 30, 2020
Consolidated Bank EBITDA, as defined	$162,280
Total Consolidated Cash Interest Expense, as defined	12,690
Actual interest expense coverage ratio	12.79	x
Covenant requirement	3.00	x
_____________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to diligence and transaction costs, purchase accounting costs, severance, relocation, restructuring and curtailment expenses.
(3)     EBITDA from permitted dispositions, as defined.
(4)    Senior secured indebtedness is negative at September 30, 2020 due to the deduction of certain unrestricted cash and unrestricted permitted investments as allowed under the Credit Agreement.
During the three months ended September 30, 2020, we placed approximately $10.5 million of restricted cash on deposit with a financial institution to be held as cash collateral for our outstanding letters of credit; therefore, as of September 30, 2020, we had no letters of credit issued against our revolving credit facility. At September 30, 2020, we had no amounts outstanding under our revolving credit facility and had approximately $300.0 million potentially available after giving effect to letters of credit issued and outstanding. At December 31, 2019, we had no amounts outstanding under our revolving credit facility and had approximately $283.9 million potentially available after giving effect to approximately $16.1 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Our borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of September 30, 2020 and December 31, 2019.
We rely upon our cash flow from operations and available liquidity under our revolving credit facility to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. At the end of each quarter, we have historically used cash on hand from our domestic and foreign subsidiaries to pay down amounts outstanding under our revolving credit facility, as applicable.
Our weighted average borrowings during the first nine months of 2020 approximated $387.7 million, compared to approximately $335.3 million during the first nine months of 2019, due to our March 2020 proactive $150 million draw on our revolving credit facility to ensure availability of cash on hand given the potential uncertainty surrounding the financial markets as a result of the COVID-19 pandemic. We repaid the $150 million during second quarter 2020.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.
In considering the economic uncertainty surrounding the potential business impacts from the COVID-19 pandemic with respect to our operations, supply chains, distribution channels, and end-market customers, we have taken certain defensive actions as we monitor our cash position and available liquidity. These actions have included suspending our repurchase of our common stock during second quarter 2020, borrowing on our revolving credit facility, tightening our capital expenditures, advanced monitoring of our accounts receivable balances and flexing cost structures of operations expected to be most impacted by COVID-19. Given strong cash generation and our current liquidity position, we relaxed certain of these actions in the third quarter of 2020, choosing to further invest in capital expenditures for our businesses and resume purchasing shares of common stock.
With more than half of our cash on hand as of September 30, 2020 located within the U.S., given available funding under our revolving credit facility of $300.0 million at September 30, 2020 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future.

We are subject to variable interest rates on our revolving credit facility. At September 30, 2020, 1-Month LIBOR approximated 0.15%. At September 30, 2020, we had no amounts outstanding on our revolving credit facility and, therefore, no variable rate-based borrowings outstanding.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases, and annual rent expense for continuing operations related thereto approximated $7.5 million in 2019. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
In March 2020, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $250 million in the aggregate, an increase of $100 million from the prior authorization.  In the three and nine months ended September 30, 2020, we purchased 188,028 and 1,441,678 shares of our outstanding common stock for an aggregate purchase price of approximately $4.5 million and $36.0 million, respectively. Since the initial authorization through September 30, 2020 we have purchased 3,114,360 shares of our outstanding common stock for an aggregate purchase price of approximately $84.9 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions, including the potential impact of the COVID-19 pandemic, and other factors.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of September 30, 2020, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $63.5 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 12, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
We are also subject to interest risk as it relates to our long-term debt. We have historically used interest rate swap agreements to fix the variable portion of our debt to manage this risk. See Note 11, "Long-term Debt," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
Common Stock
TriMas is listed in the NASDAQ Global Select MarketSM. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On June 12, 2020, Moody's affirmed a Ba3 rating to our Senior Notes, as presented in Note 11, "Long-term Debt" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also affirmed a Ba2 Corporate Family Rating and maintained its outlook as stable. On February 12, 2020, Standard & Poor's affirmed a BB- rating to our senior unsecured debt, affirmed a BB corporate credit rating and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.

Outlook
Through the first nine months of 2020, we experienced year-over-year overall growth in sales, driven by robust organic growth in our Packaging segment and from acquisitions, which were partially offset by sales decreases in our Aerospace and Specialty Products segments. We expect these general segment trends for sales will continue through the remainder of 2020 compared with 2019, with Packaging likely to continue to experience higher demand, particularly for dispensing and closure products that help fight the spread of germs, while Specialty Products sales are expected to be lower than 2019 unless industrial activity begins to recover. We also expect our Aerospace segment's sales to further decline as compared to 2019, as customer orders are significantly lower than prior year as aircraft manufacturers slow or halt production in response to low demand for new planes following the onset of the COVID-19 pandemic. Although we have taken realignment actions to somewhat mitigate the impact of the lower demand levels, a clear picture for our business has yet to emerge, and we are unable to predict the full extent or duration of these impacts at this time.
We are continuing to manage production capacity to prevailing demand conditions where practical and have taken steps to reduce controllable costs. As we continue to navigate through this uncertain period, our goal will be to continue to mitigate the impact of lower volumes and execute strategic manufacturing footprint actions for our businesses experiencing decreased end-market demand, so we are positioned to gain operating leverage when certain end markets begin to recover. For those end markets where demand may increase, such as for our Packaging segment's dispensers and closures used in applications that help fight the spread of germs, improve personal hygiene, and advance home and industrial cleaning, we will continue to collaborate with our customers and strategic supply partners to ensure availability of capacity to fulfill requisite orders, while also investing in localizing supply where necessary.
As a result of continued uncertainties resulting from the COVID-19 pandemic, and their potential impact to our future results of operations, as well as to TriMas' market capitalization, we may record additional cash and non-cash charges related to further realignment actions, as well for uncollectible customer account balances, excess inventory and idle production equipment. At this time, we are not able to practically estimate the extent or amount of such potential cash and non-cash charges.
Despite the expected pressure to future demand levels and results of operations in our Aerospace and Specialty Products segments, at present, we believe our capital structure is in a solid position. We believe we have sufficient headroom under our financial covenants, and ample cash and available liquidity under our revolving credit facility, to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future.
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
Evaluation of disclosure controls and procedures
As of September 30, 2020, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite this change, there have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize any impact it may have on their design and operating effectiveness.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 15, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
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
The COVID-19 pandemic has impacted our results of operations, and we expect it will continue to impact us in the future at varying levels. For example, due in part to the impact of the COVID-19 pandemic, sales for our dispensing and closure products increased, while sales in our Aerospace and Specialty Products segments decreased, in the second and third quarters of 2020. Although it is not possible to predict the ultimate impact of COVID-19, including on our business, results of operations, financial position or cash flows, such impacts that may be material include, but are not limited to: (i) shifting customer demand for many of our products, including those used in cosmetic, personal care, pharmaceutical, household product, food and beverage, and industrial markets, as well as aerospace markets; (ii) increased credit risk, including increased failure by customers experiencing business disruptions to make timely payments; (iii) reduced availability and productivity of employees, as well as increased costs associated with our high-deductible medical insurance plan if our employees become ill; (iv) increased operational risks as a result of manufacturing facility disruptions or remote work arrangements, including the potential effects on internal controls and procedures, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events; (v) delays and disruptions in the availability of and timely delivery of materials and components used in our operations, as well as increased costs for such materials and components; (vi) customer requirements to accelerate the relocation of certain of our production lines to North America, which may increase our capital investment needs and launch costs; (vii) a negative impact on liquidity position; (viii) any impairment in value of tangible or intangible assets which could be recorded as a result of weaker economic conditions; and (ix) increased costs and less ability to access funds under our existing credit facility and the capital markets.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2020 to July 31, 2020	—	$—	—	$169,543,834
August 1, 2020 to August 31, 2020	65,928	$24.50	65,928	$167,928,496
September 1, 2020 to September 30, 2020	122,100	$23.47	122,100	$165,063,270
Total	188,028	$23.83	188,028	$165,063,270
__________________________
(1)     In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate from its previous authorization of $150 million. The increased authorization includes the value of shares already purchased under the previous authorization. Pursuant to this share repurchase program, during the three months ended September 30, 2020, the Company repurchased 188,028 shares of its common stock at a cost of approximately $4.5 million. The share repurchase program is effective and has no expiration date.
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

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101	The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ ROBERT J. ZALUPSKI

Date:	October 29, 2020	By:	Robert J. Zalupski Chief Financial Officer