Form 10-Q
period 2021-03-31
TRIMAS CORP
filed 2021-04-29
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	March 31, 2021
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to .
Commission file number 001-10716
TRIMAS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-2687639
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
38505 Woodward Avenue, Suite 200
Bloomfield Hills, Michigan 48304
(Address of principal executive offices, including zip code)
(248) 631-5450
(Registrant's telephone number, including area code)

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common stock, $0.01 par value	TRS	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 22, 2021, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 43,163,620 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to: the severity and duration of the ongoing coronavirus (“COVID-19”) pandemic on our operations, customers and suppliers, as well as related actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict; general economic and currency conditions; material and energy costs; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; competitive factors; future trends; our ability to realize our business strategies; our ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; information technology and other cyber-related risks; the performance of our subcontractors and suppliers; supply constraints; market demand; intellectual property factors; litigation; government and regulatory actions, including, without limitation, climate change legislation and other environmental regulations, as well as the impact of tariffs, quotas and surcharges; our leverage; liabilities imposed by our debt instruments; labor disputes; changes to fiscal and tax policies; contingent liabilities relating to acquisition activities; the disruption of operations from catastrophic or extraordinary events, including natural disasters and public health crises; the potential impact of Brexit; our future prospects; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2020 and elsewhere in this report. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	March 31, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$421,140	$73,950
Receivables, net of reserves of approximately $2.4 million and $2.1 million as of March 31, 2021 and December 31, 2020, respectively	128,000	113,410
Inventories	151,820	149,380
Prepaid expenses and other current assets	17,960	15,090
Total current assets	718,920	351,830
Property and equipment, net	251,150	253,060
Operating lease right-of-use assets	36,450	37,820
Goodwill	300,610	303,970
Other intangibles, net	199,010	206,200
Deferred income taxes	15,700	19,580
Other assets	21,460	21,420
Total assets	$1,543,300	$1,193,880
Liabilities and Shareholders' Equity
Current liabilities:
Current portion, long-term debt	$300,000	$—
Accounts payable	76,650	69,910
Accrued liabilities	57,490	60,540
Operating lease liabilities, current portion	6,350	6,740
Total current liabilities	440,490	137,190
Long-term debt, net	390,190	346,290
Operating lease liabilities	30,520	31,610
Deferred income taxes	24,840	24,850
Other long-term liabilities	61,290	69,690
Total liabilities	947,330	609,630
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 43,199,240 shares at March 31, 2021 and 43,178,165 shares at December 31, 2020	430	430
Paid-in capital	747,080	749,050
Accumulated deficit	(146,550)	(159,610)
Accumulated other comprehensive loss	(4,990)	(5,620)
Total shareholders' equity	595,970	584,250
Total liabilities and shareholders' equity	$1,543,300	$1,193,880

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended March 31,
	2021	2020
Net sales	$206,730	$182,790
Cost of sales	(155,400)	(136,420)
Gross profit	51,330	46,370
Selling, general and administrative expenses	(30,220)	(26,540)
Operating profit	21,110	19,830
Other expense, net:
Interest expense	(3,550)	(3,580)
Debt financing and related expenses	(200)	—
Other expense, net	(930)	(80)
Other expense, net	(4,680)	(3,660)
Income before income tax expense	16,430	16,170
Income tax expense	(3,370)	(3,050)
Net income	$13,060	$13,120
Basic earnings per share:
Net income per share	$0.30	$0.30
Weighted average common shares—basic	43,185,007	44,201,053
Diluted earnings per share:
Net income per share	$0.30	$0.30
Weighted average common shares—diluted	43,634,876	44,470,472

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2021	2020
Net income	$13,060	$13,120
Other comprehensive income (loss):
Defined benefit plans (Note 18)	150	150
Foreign currency translation	(3,420)	(8,260)
Derivative instruments (Note 11)	3,900	4,430
Total other comprehensive income (loss)	630	(3,680)
Total comprehensive income	$13,690	$9,440

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$13,060	$13,120
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Loss on dispositions of assets	20	50
Depreciation	7,850	6,660
Amortization of intangible assets	5,390	4,850
Amortization of debt issue costs	300	290
Deferred income taxes	2,200	2,570
Non-cash compensation expense	2,440	1,940
Debt financing and related expenses	200	—
Increase in receivables	(15,640)	(10,610)
Increase in inventories	(3,110)	(110)
Increase in prepaid expenses and other assets	(2,070)	(110)
Increase (decrease) in accounts payable and accrued liabilities	1,950	(14,780)
Other operating activities	3,150	(470)
Net cash provided by operating activities, net of acquisition impact	15,740	3,400
Cash Flows from Investing Activities:
Capital expenditures	(9,370)	(3,930)
Acquisition of businesses, net of cash acquired	—	(84,270)
Net proceeds from disposition of business, property and equipment	—	1,880
Net cash used for investing activities	(9,370)	(86,320)
Cash Flows from Financing Activities:
Proceeds from issuance of senior notes	400,000	—
Proceeds from borrowings on revolving credit facilities	—	198,290
Repayments of borrowings on revolving credit facilities	(48,620)	(48,330)
Debt financing fees	(6,150)	—
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(1,770)	(1,830)
Payments to purchase common stock	(2,640)	(31,570)
Net cash provided by financing activities	340,820	116,560
Cash and Cash Equivalents:
Increase for the period	347,190	33,640
At beginning of period	73,950	172,470
At end of period	$421,140	$206,110
Supplemental disclosure of cash flow information:
Cash paid for interest	$520	$370
Cash paid for taxes	$1,160	$1,850

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Three Months Ended March 31, 2021 and 2020
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2020	$430	$749,050	$(159,610)	$(5,620)	$584,250
Net income	—	—	13,060	—	13,060
Other comprehensive income	—	—	—	630	630
Purchase of common stock	—	(2,640)	—	—	(2,640)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,770)	—	—	(1,770)
Non-cash compensation expense	—	2,440	—	—	2,440
Balances, March 31, 2021	$430	$747,080	$(146,550)	$(4,990)	$595,970

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2019	$450	$782,880	$(79,850)	$(6,000)	$697,480
Net income	—	—	13,120	—	13,120
Other comprehensive loss	—	—	—	(3,680)	(3,680)
Purchase of common stock	(20)	(31,550)	—	—	(31,570)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,830)	—	—	(1,830)
Non-cash compensation expense	—	1,940	—	—	1,940
Balances, March 31, 2020	$430	$751,440	$(66,730)	$(9,680)	$675,460

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
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. The preparation of financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results may differ from such estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the ongoing outbreak of the coronavirus and related variants (“COVID-19”). While the full impact of COVID-19 is unknown and cannot be reasonably estimated at this time, the Company has made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, the Company's consolidated financial statements may be materially affected.
Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2020 Annual Report on Form 10-K.
2. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which removes specific exceptions to the general principles in Topic 740, simplifies the accounting for income taxes and provides clarification of certain aspects of current guidance. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.
3. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Three months ended March 31,
Customer Markets	2021	2020
Consumer Products	$105,120	$76,270
Aerospace & Defense	44,610	48,920
Industrial	57,000	57,600
Total net sales	$206,730	$182,790
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4. Realignment Actions
In the three months ended March 31, 2021, the Company executed certain realignment actions in response to reductions in current and expected future end market demand. First, the Company closed its Packaging segment's Union City, California manufacturing facility, consolidating the operation into its Indianapolis, Indiana and Woodridge, Illinois facilities. The Company also realigned its Aerospace segment footprint, consolidating certain activities previously in its Stanton, California facilities into its Tolleson, Arizona facility. In addition, the Company also reorganized its corporate office legal group. The Company recorded pre-tax realignment charges of $4.1 million during the three months ended March 31, 2021, including facility consolidation cost of approximately $1.5 million and employee separation costs of approximately $2.6 million. As of March 31, 2021, approximately $0.4 million of the severance costs had been paid. Approximately $1.8 million and $2.3 million of these charges were included in costs of sales and selling, general and administrative expenses, respectively, in the accompanying consolidated statement of income.
5. Acquisitions
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
On April 17, 2020, the Company acquired the Rapak® brand, including certain bag-in-box product lines and assets ("Rapak"), for an aggregate amount of approximately $11.4 million. Rapak, which is reported in the Company's Packaging segment, has manufacturing locations in Indiana and Illinois and historically generated approximately $30 million in annual revenue.
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
6. Cash and Cash Equivalents
Cash and cash equivalents consists of the following components (dollars in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents - unrestricted	$409,980	$62,790
Cash - restricted (a)	11,160	11,160
Total cash and cash equivalents	$421,140	$73,950
__________________________
(a)     Includes cash placed on deposit with a financial institution to be held as cash collateral for the Company's outstanding letters of credit.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2021 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2020	$234,560	$62,850	$6,560	$303,970
Foreign currency translation and other	(3,360)	—	—	(3,360)
Balance, March 31, 2021	$231,200	$62,850	$6,560	$300,610
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of March 31, 2021		As of December 31, 2020
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$121,760	$(62,380)	$122,970	$(59,470)
Customer relationships, 15 – 25 years	122,280	(63,870)	122,280	(62,450)
Total customer relationships	244,040	(126,250)	245,250	(121,920)
Technology and other, 1 – 15 years	57,100	(33,640)	57,180	(32,800)
Technology and other, 17 – 30 years	43,300	(39,570)	43,300	(39,450)
Total technology and other	100,400	(73,210)	100,480	(72,250)
Indefinite-lived intangible assets:
Trademark/Trade names	54,030	—	54,640	—
Total other intangible assets	$398,470	$(199,460)	$400,370	$(194,170)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of operations is summarized as follows (dollars in thousands):

	Three months ended March 31,
	2021	2020
Technology and other, included in cost of sales	$950	$1,210
Customer relationships, included in selling, general and administrative expenses	4,440	3,640
Total amortization expense	$5,390	$4,850
8. Inventories
Inventories consist of the following components (dollars in thousands):

	March 31, 2021	December 31, 2020
Finished goods	$78,390	$78,010
Work in process	31,500	29,680
Raw materials	41,930	41,690
Total inventories	$151,820	$149,380

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	March 31, 2021	December 31, 2020
Land and land improvements	$19,810	$20,040
Buildings	91,080	91,970
Machinery and equipment	389,390	384,010
	500,280	496,020
Less: Accumulated depreciation	249,130	242,960
Property and equipment, net	$251,150	$253,060
Depreciation expense as included in the accompanying consolidated statement of operations is as follows (dollars in thousands):

	Three months ended March 31,
	2021	2020
Depreciation expense, included in cost of sales	$7,560	$6,360
Depreciation expense, included in selling, general and administrative expenses	290	300
Total depreciation expense	$7,850	$6,660
10. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	March 31, 2021	December 31, 2020
4.125% Senior Notes due April 2029	$400,000	$—
4.875% Senior Notes due October 2025	300,000	300,000
Credit Agreement	—	50,450
Debt issuance costs	(9,810)	(4,160)
	690,190	346,290
Less: Current portion, long-term debt	300,000	—
Long-term debt, net	$390,190	$346,290
Senior Notes due 2029
In March 2021, the Company issued $400.0 million aggregate principal amount of 4.125% senior notes due April 15, 2029 ("2029 Senior Notes") at par value in a private placement under Rule 144A of the Securities Act of 1933, as amended. The Company used the proceeds from the 2029 Senior Notes offering to pay fees and expenses of approximately $5.1 million related to the offering and pay fees and expenses of $1.0 million related to amending its existing credit agreement. In connection with the offering, the Company issued a redemption notice for all of its outstanding senior notes due October 2025, and redeemed the entire $300.0 million principal amount subsequent to quarter end (on April 15, 2021). The remaining cash proceeds from the 2029 Senior Notes were used for general corporate purposes, including repaying all outstanding revolving credit facility borrowings. The $5.1 million of fees and expenses related to the 2029 Senior Notes were capitalized as debt issuance costs.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The 2029 Senior Notes accrue interest at a rate of 4.125% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2021. The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis, by certain subsidiaries of the Company (each a "Guarantor" and collectively the "Guarantors"). The 2029 Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and effectively subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
Prior to April 15, 2024, the Company may redeem up to 40% of the principal amount of the 2029 Senior Notes at a redemption price of 104.125% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of one or more equity offerings provided that each such redemption occurs within 90 days of the date of closing of each such equity offering. In addition, prior to April 15, 2024, the Company may redeem all or part of the 2029 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus a "make whole" premium. On or after April 15, 2024, the Company may redeem all or part of the 2029 Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

Year	Percentage
2024	102.063%
2025	101.031%
2026 and thereafter	100.000%
Senior Notes due 2025
In September 2017, the Company issued $300.0 million aggregate principal amount of 4.875% senior notes due October 15, 2025 ("2025 Senior Notes") at par value in a private placement under Rule 144A of the Securities Act of 1933, as amended. The 2025 Senior Notes accrue interest at a rate of 4.875% per annum, payable semi-annually in arrears on April 15 and October 15. The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis, by certain subsidiaries of the Company (each a Guarantor and collectively the Guarantors). The 2025 Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and effectively subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
In connection with the issuance of the 2029 Senior Notes, the Company issued a notice to redeem all of the outstanding 2025 Senior Notes, as permitted under the indenture, at a price of 102.438% of the principal amount. The redemption was completed subsequent to quarter end, on April 15, 2021. See Note 20, "Subsequent Events," for further information on the 2025 Senior Note redemption.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Credit Agreement
In March 2021, the Company amended its existing credit agreement ("Credit Agreement") in connection with the issuance of the 2029 Senior Notes to extend the maturity date. The Company incurred fees and expenses of approximately $1.0 million related to the amendment, all of which was capitalized as debt issuance costs. The Company also recorded approximately $0.2 million of non-cash expense related to the write-off of previously capitalized deferred financing fees.
Below is a summary of key terms under the Credit Agreement as of March 31, 2021, compared to the key terms prior to the amendment (showing gross availability):

Instrument	Amount ($ in millions)	Maturity Date	Interest Rate
Credit Agreement (as amended)
Senior secured revolving credit facility	$300.0	3/29/2026	LIBOR(a) plus 1.500%(b)

Credit Agreement (prior to amending)
Senior secured revolving credit facility	$300.0	9/20/2022	LIBOR(a) plus 1.500%(b)
__________________________
(a)     London Interbank Offered Rate ("LIBOR")
(a)     The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.
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
The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. The Company places cash on deposit with a financial institution to be held as cash collateral for the Company's outstanding letters of credit; therefore, as of March 31, 2021 and December 31, 2020, the Company had no letters of credit issued against its revolving credit facility. See Note 6, "Cash and Cash Equivalents," for further information on its cash deposit. At March 31, 2021, the Company had no amounts outstanding under its revolving credit facility and had $300.0 million potentially available after giving effect to letters of credit issued and outstanding. At December 31, 2020, the Company had $50.5 million outstanding under its revolving credit facility and had approximately $249.5 million potentially available. The Company's borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of March 31, 2021 and December 31, 2020.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At March 31, 2021, the Company was in compliance with its financial covenants contained in the Credit Agreement.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.125% Senior Notes due April 2029	$400,000	$400,000	$—	$—
4.875% Senior Notes due October 2025	300,000	307,500	300,000	305,630
Revolving credit facility	—	—	50,450	50,450
11. Derivative Instruments
Derivatives Designated as Hedging Instruments
The Company uses cross-currency swap contracts to hedge its net investment in Euro-denominated assets against future volatility in the exchange rate between the U.S. dollar and the Euro. By doing so, the Company synthetically converts a portion of its U.S. dollar-based long-term debt into Euro-denominated long-term debt. At inception, the Company designates its cross-currency swaps as net investment hedges.
As of March 31 2021, the Company had cross-currency swap agreements at notional amounts totaling $200.0 million, which declines to $25.0 million over various contract periods ending between October 15, 2023 and April 15, 2027. Under the terms of the agreements, the Company is to receive net interest payments at fixed rates ranging from approximately 0.8% to 2.9% of the notional amounts.
As of March 31, 2021 and December 31, 2020, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	March 31, 2021	December 31, 2020
Net Investment Hedges
Cross-currency swaps	Other assets	$190	$—
Cross-currency swaps	Other long-term liabilities	—	(5,000)
The following table summarizes the income recognized in accumulated other comprehensive income (loss) ("AOCI") on derivative contracts designated as hedging instruments as of March 31, 2021 and December 31, 2020, and the amounts reclassified from AOCI into earnings for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Amount of Income (Loss) Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
				Three months ended March 31,
	As of March 31, 2021	As of December 31, 2020	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	2021	2020
Net Investment Hedges
Cross-currency swaps	$320	$(3,580)	Other expense, net	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Derivatives Not Designated as Hedging Instruments
As of March 31, 2021, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of approximately $132.7 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, British pound, Mexican peso and the Chinese yuan, and have various settlement dates through December 2021. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of income.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of income (dollars in thousands):

		Amount of Income (Loss) Recognized in Earnings on Derivatives
		Three months ended March 31,
	Location of Income (Loss) Recognized in Earnings on Derivatives	2021	2020
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other expense, net	$4,020	$(70)
Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Cross-currency swaps	Recurring	$190	$—	$190	$—
Foreign exchange contracts	Recurring	$330	$—	$330	$—
December 31, 2020
Cross-currency swaps	Recurring	$(5,000)	$—	$(5,000)	$—
Foreign exchange contracts	Recurring	$140	$—	$140	$—
12. Leases
The Company leases certain equipment and facilities under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; expense related to these leases is recognized on a straight-line basis over the lease term.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The components of lease expense are as follows (dollars in thousands):

	Three months ended March 31,
	2021	2020
Operating lease cost	$2,140	$1,650
Short-term, variable and other lease costs	430	310
Total lease cost	$2,570	$1,960
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)
2021 (excluding the three months ended March 31, 2021)	$5,710
2022	7,300
2023	6,450
2024	5,560
2025	4,390
Thereafter	12,620
Total lease payments	42,030
Less: Imputed interest	(5,160)
Present value of lease liabilities	$36,870
__________________________
(a)     The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
The weighted-average remaining lease term of the Company's operating leases as of March 31, 2021 is approximately 6.6 years. The weighted-average discount rate as of March 31, 2021 is approximately 4.3%.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $2.2 million and $1.7 million during the three months ended March 31, 2021 and 2020, respectively, and is included in cash flows provided by operating activities in the consolidated statement of cash flows.
Right-of-use assets obtained in exchange for lease liabilities were approximately $1.9 million and $2.9 million during the three months ended March 31, 2021 and 2020, respectively.
13. Other long-term liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	March 31, 2021	December 31, 2020
Non-current asbestos-related liabilities	$25,420	$26,170
Other long-term liabilities	35,870	43,520
Total other long-term liabilities	$61,290	$69,690

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
14. Commitments and Contingencies
Asbestos
As of March 31, 2021, the Company was a party to 347 pending cases involving an aggregate of 4,676 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by its former Lamons division and certain other related subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Three Months Ended March 31, 2021	4,655	62	35	6	4,676	$37,917	$530,000
Fiscal Year Ended December 31, 2020	4,759	219	287	36	4,655	$18,314	$2,130,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,676 claims pending at March 31, 2021, 34 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At March 31, 2021, of the 34 claims that set forth specific amounts, there was one claim seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	7	27
Relatively few claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 25 years ago, have been approximately $10.3 million. All relief sought in the asbestos cases is monetary in nature. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability.
There has been significant volatility in the historical number of claim filings and costs to defend, with previous claim counts and spend levels much higher than current levels. Management believes this volatility was associated more with tort reform, plaintiff practices and state-specific legal dockets than the Company’s underlying asbestos-related exposures. From 2017 to 2019, however, the number of new claim filings, and costs to defend, had become much more consistent, ranging between 143 to 173 new claims per year and total defense costs ranging between $2.2 million and $2.3 million.

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
During the second quarter 2020, the Company elected to change its method of accounting for asbestos-related defense costs from accruing for probable and reasonably estimable defense costs associated with known claims expected to settle to accrue for all future defense costs for both known and unknown claims, which the Company now believes are reasonably estimable. The Company believes this change is preferable, as asbestos-related defense costs represent expenditures related to legacy activities that do not contribute to current or future revenue generating activities, and recording an estimate of the full liability for asbestos-related costs, where estimable with reasonable precision, provides a more complete assessment of the liability associated with resolving asbestos-related claims. This accounting change was reflected as a change in accounting estimate effected by a change in accounting principle.
Following the change in accounting estimate, the Company’s liability for asbestos-related claims will be based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity. The study from the Company’s actuary, based on data as of December 31, 2019, provided for a range of possible future liability from $31.5 million to $43.3 million. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore recorded a $23.4 million charge in second quarter 2020 to increase the liability estimate to $31.5 million, at the low-end of the range. As of March 31, 2021, the Company’s total asbestos-related liability is $27.9 million, and is included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.
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
Based upon the Company's experience to date, including the trend in annual defense and settlement costs incurred to date, and other available information (including the availability of excess insurance), the Company does not believe these cases will have a material adverse effect on its financial position, results of operations, or cash flows.
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
Packaging – The Packaging segment, which consists primarily of the Rieke®, Taplast, Affaba & Ferrari, Stolz and Rapak® brands, develops and manufactures a broad array of dispensing products (such as foaming pumps, lotion and hand soap pumps, sanitizer pumps, beverage dispensers, perfume sprayers, nasal sprayers and trigger sprayers), polymeric and steel caps and closures (such as food lids, flip-top closures, child resistance caps, beverage closures, drum and pail closures, flexible spouts, and agricultural closures), polymeric jar products, and fully integrated dispensers for fill-ready bag-in-box applications, all for a variety of consumer products submarkets including, but not limited to, beauty and personal care, food and beverage, home care, and pharmaceutical and nutraceutical, as well as the industrial market.
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
Segment activity is as follows (dollars in thousands):

	Three months ended March 31,
	2021	2020
Net Sales
Packaging	$132,090	$100,050
Aerospace	44,610	48,920
Specialty Products	30,030	33,820
Total	$206,730	$182,790
Operating Profit (Loss)
Packaging	$21,300	$18,280
Aerospace	4,500	5,080
Specialty Products	4,520	3,430
Corporate	(9,210)	(6,960)
Total	$21,110	$19,830

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
16. Equity Awards
Stock Options
The Company recognized no stock-based compensation expense related to stock options during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was no unrecognized compensation costs related to stock options remaining. Information related to stock options at March 31, 2021 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	150,000	$17.87
Granted	—	—
Exercised	(150,000)	17.87
Cancelled	—	—
Expired	—	—
Outstanding at March 31, 2021	—	$—	—	$—
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the three months ended March 31, 2021:
•granted 113,504 RSUs to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company;
•granted 21,112 RSUs to its non-employee independent directors, which fully vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date; and
•issued 450 RSUs related to director fee deferrals during the three months ended March 31, 2021 as certain of the Company's directors elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
During 2021, the Company awarded 72,962 performance-based RSUs to certain Company key employees which vest three years from the grant date as long as the employee remains with the Company. These awards are earned 50% based upon the Company's achievement of an earnings per share compound annual growth rate ("EPS CAGR") metric over a period beginning January 1, 2021 and ending December 31, 2023. The remaining 50% of the awards are earned based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group, measured over the performance period. TSR is calculated as the Company's average closing stock price for the 20 trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20 trading days prior to the start of the performance period. The Company estimates the grant-date fair value subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk-free rate of 0.28% and annualized volatility of 35.5%. Depending on the performance achieved for these two metrics, the amount of shares earned, if any, can vary for each metric from 0% of the target award to a maximum of 200% of the target award. For similar performance-based RSUs awarded in 2018, the Company attained 126.2% of the target on a weighted average basis, resulting in an increase of 25,993 shares during the three months ended March 31, 2021.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Information related to RSUs at March 31, 2021 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	784,968	$26.46
Granted	234,021	34.63
Vested	(86,763)	22.88
Cancelled	(1,847)	25.93
Outstanding at March 31, 2021	930,379	$28.85	1.3	$28,209,091
As of March 31, 2021, there was approximately $12.5 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 2.4 years.
The Company recognized stock-based compensation expense related to RSUs of approximately $2.4 million and $1.9 million during the three months ended March 31, 2021 and 2020, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
17. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and RSUs. The following table summarizes the dilutive effect of RSUs and options to purchase common stock for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Weighted average common shares—basic	43,185,007	44,201,053
Dilutive effect of restricted stock units	400,685	217,074
Dilutive effect of stock options	49,184	52,345
Weighted average common shares—diluted	43,634,876	44,470,472
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate.  The initial authorization, approved in November 2015, authorized up to $50 million of purchases in the aggregate of its common stock. In the three months ended March 31, 2021, the Company purchased 82,171 shares of its outstanding common stock for approximately $2.6 million. During the three months ended March 31, 2020, the Company purchased 1,253,650 shares of its outstanding common stock for approximately $31.6 million. As of March 31, 2021, the Company has approximately $159.1 million remaining under the repurchase authorization.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
18. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost are as follows (dollars in thousands):

	Pension Plans
	Three months ended March 31,
	2021	2020
Service costs	$330	$320
Interest costs	200	240
Expected return on plan assets	(390)	(370)
Amortization of net loss	230	220
Net periodic benefit cost	$370	$410
The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of income.
The Company contributed approximately $1.5 million to its defined benefit pension plans during the three months ended March 31, 2021. The Company expects to contribute approximately $3.6 million to its defined benefit pension plans for the full year 2021.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
19. Other Comprehensive Income (Loss)
Changes in AOCI by component for the three months ended March 31, 2021 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2020	$(8,620)	$(3,580)	$6,580	$(5,620)
Net unrealized gains (losses) arising during the period (a)	—	3,900	(3,420)	480
Less: Net realized losses reclassified to net income	(150)	—	—	(150)
Net current-period other comprehensive income (loss)	150	3,900	(3,420)	630
Balance, March 31, 2021	$(8,470)	$320	$3,160	$(4,990)
__________________________
(a)     Derivative instruments, net of income tax of approximately $1.3 million. See Note 11, "Derivative Instruments," for further details.
Changes in AOCI by component for the three months ended March 31, 2020 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2019	$(9,930)	$4,230	$(300)	$(6,000)
Net unrealized gains (losses) arising during the period (a)	—	4,430	(8,260)	(3,830)
Less: Net realized losses reclassified to net income	(150)	—	—	(150)
Net current-period other comprehensive income (loss)	150	4,430	(8,260)	(3,680)
Balance, March 31, 2020	$(9,780)	$8,660	$(8,560)	$(9,680)
__________________________
(a)     Derivative instruments, net of income tax of approximately $1.5 million. See Note 11, "Derivative Instruments," for further details.
20. Subsequent Events
On April 15, 2021, the Company completed the redemption of all of its outstanding 2025 Senior Notes, paying cash of $314.6 million to redeem the $300.0 million outstanding principal amount, plus a $7.3 million redemption premium and $7.3 million of accrued interest through the date of the redemption.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward-Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2020.
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
Our divisions were impacted in first quarter 2020 at differing levels and times, beginning with our Asian facilities and strategic supply network, both primarily in China, in late January, followed by our European (primarily Italy) and North American facilities in February and March. We implemented new work rules and processes, which promote social distancing and increased hygiene to ensure the safety of our employees, particularly at our production facilities. These measures, while not easily quantifiable, have increased the level of manufacturing inefficiencies due to elevated levels of absenteeism, resulting in less efficient production scheduling and, in certain cases, short-term idling of production. We expect that we will continue to operate with these protocols in place, which have impacted our results since early 2020.
Overall, our first quarter 2021 net sales increased approximately $23.9 million, or 13.1%, compared to first quarter 2020, primarily as a result of robust organic sales growth as well as acquisitions in our Packaging segment, particularly for dispensing and closure products we supply that are used in applications to fight the spread of germs. These increases were partially offset by declines in sales in our Aerospace and Specialty Products segments, primarily related to the effects of the COVID-19 pandemic.
The most significant drivers affecting our results of operations and our financial position in first quarter 2021 compared with first quarter 2020, other than as directly impacted by demand level changes as a result of the COVID-19 pandemic, were the refinancing of our long-term debt agreements, the impact of our recent acquisitions, increases in the cost of certain raw materials and our first quarter 2021 realignment actions.

In March 2021, we refinanced our long-term debt, issuing $400 million principal amount of 4.125% senior unsecured notes due April 15, 2029 ("2029 Senior Notes") at par value in a private placement offering, and amending our existing credit agreement ("Credit Agreement"), extending the maturity to March 2026. We used the proceeds from the 2029 Senior Notes offering to pay fees and expenses of approximately $5.1 million related to the offering and approximately $1.0 million related to amending the Credit Agreement. In connection with this offering, we issued a redemption notice for all of our outstanding senior notes due October 2025, and redeemed the entire $300.0 million principal amount subsequent to quarter end (on April 15, 2021). The remaining cash proceeds from the 2029 Senior Notes were used for general corporate purposes, including repaying all outstanding revolving credit facility borrowings. The fees and expenses of approximately $6.1 million paid in connection with our refinancing-related activities were capitalized as deferred financing fees, and we recorded non-cash charges of approximately $0.2 million related to the write-off of previously capitalized deferred financing fees.
In December 2020, we completed the acquisition of Affaba & Ferrari Srl ("Affaba & Ferrari"), which specializes in the design, development and manufacture of precision caps and closures for food & beverage and industrial product applications, for an aggregate amount of approximately $98.4 million, net of cash acquired, subject to normal course adjustments, which are expected to be completed by mid-2021. Affaba & Ferrari, which is reported in the Company's Packaging segment, operates out of a highly automated manufacturing facility and support office located in Borgo San Giovanni, Italy. Affaba & Ferrari contributed approximately $8.1 million of net sales during first quarter 2021.
In April 2020, we acquired the Rapak brand, including certain bag-in-box product lines and assets ("Rapak"), for an aggregate amount of approximately $11.4 million. Rapak, which is reported in our Packaging segment, has two manufacturing locations in the United States. Rapak contributed approximately $5.3 million of net sales during first quarter 2021, although it is performing below break-even operating profit, resulting in lower overall operating profit margin for the Packaging segment of more than 140 basis points even after considering its first quarter 2021 realignment expenses, as demand for its products, particularly those used in quick service restaurant applications, has significantly declined from pre-acquisition levels in 2019 due to the impact of the COVID-19 pandemic.
In February 2020, we completed the acquisition of RSA Engineered Products ("RSA"), a provider of highly-engineered and proprietary components for air management systems used in critical flight applications, for an aggregate amount of approximately $83.7 million, net of cash acquired. RSA, which is reported in our Aerospace segment, is located in Simi Valley, California, and designs, engineers and manufactures highly-engineered components, including air ducting products, connectors and flexible joints, predominantly used in aerospace and defense engine bleed air, anti-icing and environmental control system applications. RSA contributed approximately $4.3 million of net sales during first two months of 2021, and March and future sales will be considered as organic sales changes as we have now owned RSA for more than one year.
During first quarter 2021, we experienced an increase in material costs compared with first quarter 2020, primarily for resin-based raw materials and components, as well as for certain types of steel. We have escalator/de-escalator clauses in our commercial contracts with certain of our customers, or can modify prices based on market conditions, and we have been taking actions to recover the increased cost of raw materials. We estimate that due to the lag in timing between incurring the cost increases and recovering via commercial actions, our operating profit was negatively impacted by approximately $2.0 million in first quarter 2021, primarily in our Packaging segment.
Since second quarter 2020, we have been executing certain realignment actions in response to reductions in current and expected future end market demand following the onset of the COVID-19 pandemic. In first quarter 2021, we closed our Packaging segment's Union City, California manufacturing facility, consolidating the operation into the Indianapolis, Indiana and Woodridge, Illinois facilities. We also realigned our Aerospace segment footprint, consolidating certain activities previously in the Stanton, California facilities into the Tolleson, Arizona facility. In addition, we also reorganized our corporate office legal group. As a result of these realignment efforts, we recorded pre-tax facility consolidation and employee separation costs of approximately $1.5 million and $2.6 million, respectively, during the three months ended March 31, 2021, of which approximately $0.4 million was paid by March 31, 2021.

Additional Key Risks that May Affect Our Reported Results
We expect the COVID-19 pandemic will continue to impact us in the future at varying degrees. We expect the robust customer demand for our Packaging segment's dispensing pumps and closure products used in personal care and home care applications that fight the spread of germs will continue, as we believe there is a new secular trend for higher levels of health and cleanliness. We are actively collaborating with our customers and strategic supply partners to manage production capacity and supply chain availability as efficiently as possible. Industrial demand in North America was lower in 2020 compared to previous levels, and we are uncertain how and when demand will be impacted as many of the shelter-in-place orders are adjusted or lifted in 2021, particularly in North America, where orders for our industrial cylinders, for example, are heavily influenced by the levels of construction and HVAC activity. We expect the aerospace market to continue to experience the most severe dislocation going forward. With the current travel restrictions and significant drop in passenger miles, aircraft manufacturers have now significantly slowed production, and since second quarter 2020 we have experienced a significant drop in aerospace-related sales compared to prior levels. We expect the current lower levels of sales and related production to continue for the foreseeable future.
We have executed significant realignment actions since the onset of the COVID-19 pandemic, primarily in our Aerospace and Specialty Products segments, and also in certain Packaging product areas where demand has fallen, such as in the quick service and restaurant applications, to protect against the uncertain end market demand. We will continue to assess further actions if required. However, as a result of the COVID-19 pandemic's impact on global economic activity, and the continued potential impact to our future results of operations, as well if there is an impact to TriMas' market capitalization, we may record additional cash and non-cash charges related to incremental realignment actions, as well as for uncollectible customer account balances, excess inventory and idle production equipment.
Despite the potential decline in future demand levels and results of operations as a result of the COVID-19 pandemic, at present, we believe our capital structure is in a solid position, even more so following our first quarter 2021 debt refinancing, and we have ample cash and available liquidity under our revolving credit facility to meet our debt service obligations, capital expenditure requirements and other short-term and long-term obligations for the foreseeable future.
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
We are sensitive to price movements and availability of our raw materials supply. Our largest raw material purchases are for resins (such as polypropylene and polyethylene), steel, aluminum and other oil and metal-based purchased components. In addition to the factors affecting our first quarter 2021 results, there has been some volatility over the past two years as a direct and indirect result of foreign trade policy, where tariffs on certain of our commodity-based products sourced from Asia have been instituted, and certain North American suppliers have opportunistically increased their prices. We will continue to take actions, to mitigate such increases, including implementing commercial pricing adjustments, resourcing to alternate suppliers and insourcing of previously sourced products to better leverage our global manufacturing footprint. Although we believe we are generally able to mitigate the impact of higher commodity costs over time, we may experience additional material costs and disruptions in supply in the future and may not be able to pass along higher costs to our customers in the form of price increases or otherwise mitigate the impacts to our operating results.

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
Each year, as a core tenet of the TriMas Business Model, our businesses target cost savings from Kaizen and continuous improvement initiatives in an effort to reduce, or otherwise offset, the impact of increased input and conversion costs through increased throughput and yield rates, with a goal of at least covering inflationary and market cost increases. In addition, we continuously review our operating cost structures to ensure alignment with current market demand.
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In 2020, our Board of Directors increased the authorization of share repurchases to a cumulative amount of $250 million. During first quarter 2021, we purchased 82,171 shares of our outstanding common stock for approximately $2.6 million. As of March 31, 2021, we had approximately $159.1 million remaining under the repurchase authorization. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three months ended March 31,
	2021	As a Percentage of Net Sales	2020	As a Percentage of Net Sales
Net Sales
Packaging	$132,090	63.9%	$100,050	54.7%
Aerospace	44,610	21.6%	48,920	26.8%
Specialty Products	30,030	14.5%	33,820	18.5%
Total	$206,730	100.0%	$182,790	100.0%
Gross Profit
Packaging	$33,870	25.6%	$28,680	28.7%
Aerospace	10,970	24.6%	11,910	24.3%
Specialty Products	6,490	21.6%	5,780	17.1%
Total	$51,330	24.8%	$46,370	25.4%
Selling, General and Administrative Expenses
Packaging	$12,570	9.5%	$10,400	10.4%
Aerospace	6,470	14.5%	6,830	14.0%
Specialty Products	1,970	6.6%	2,350	6.9%
Corporate	9,210	N/A	6,960	N/A
Total	$30,220	14.6%	$26,540	14.5%
Operating Profit (Loss)
Packaging	$21,300	16.1%	$18,280	18.3%
Aerospace	4,500	10.1%	5,080	10.4%
Specialty Products	4,520	15.1%	3,430	10.1%
Corporate	(9,210)	N/A	(6,960)	N/A
Total	$21,110	10.2%	$19,830	10.8%
Depreciation
Packaging	$5,170	3.9%	$4,090	4.1%
Aerospace	1,780	4.0%	1,690	3.5%
Specialty Products	870	2.9%	840	2.5%
Corporate	30	N/A	40	N/A
Total	$7,850	3.8%	$6,660	3.6%
Amortization
Packaging	$2,400	1.8%	$2,330	2.3%
Aerospace	2,880	6.5%	2,400	4.9%
Specialty Products	110	0.4%	120	0.4%
Corporate	—	N/A	—	N/A
Total	$5,390	2.6%	$4,850	2.7%

Results of Operations
The principal factors impacting us during the three months ended March 31, 2021, compared with the three months ended March 31, 2020, were:
•the impact of our recent acquisitions, primarily RSA in February 2020, Rapak in April 2020, and Affaba & Ferrari in December 2020;
•increases in our Packaging segment's organic sales and related operating profit as a result of significantly higher demand, primarily for our products used in applications to help fight the spread of germs;
•the impact on global business activity of the COVID-19 pandemic;
•the impact of material cost increases, primarily resin-related;
•the impact of our realignment actions; and
•the impact of our debt refinancing activities.

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Overall, net sales increased approximately $23.9 million, or 13.1%, to $206.7 million for the three months ended March 31, 2021, as compared with $182.8 million in the three months ended March 31, 2020, primarily as a result of acquisitions, which added approximately $17.7 million of sales. Organic sales, excluding the impact of currency exchange and acquisitions, increased approximately $3.5 million, as sales increases of $15.9 million in our Packaging segment, primarily for dispenser products used in applications that help fight the spread of germs, were partially offset by $8.6 million lower sales in our Aerospace segment and $3.8 million in our Specialty Products segment, both primarily due to lower demand as a result of the COVID-19 pandemic. In addition, net sales increased by approximately $2.7 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of a weakening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 24.8% and 25.4% for the three months ended March 31, 2021 and 2020, respectively. While the increase in net sales contributed incremental gross profit dollars, gross profit margin decreased as a result of an increase in material costs in first quarter 2021, primarily for resin-based materials. We estimate that due to the lag in timing between incurring the material cost increases and recovering via commercial actions our gross profit was negatively impacted by approximately $2.0 million. In addition, we incurred approximately $1.8 million of realignment costs in first quarter 2021.
Operating profit margin (operating profit as a percentage of sales) approximated 10.2% and 10.8% for the three months ended March 31, 2021 and 2020, respectively. Operating profit increased approximately $1.3 million to approximately $21.1 million in the three months ended March 31, 2021, from approximately $19.8 million for the three months ended March 31, 2020. This increase was primarily a result of higher sales levels within our Packaging segment, partially offset by the impact of realignment charges of $4.1 million and the impact of increased material costs compared with first quarter 2020.
Interest expense remained flat at approximately $3.6 million for each of the three month periods ended March 31, 2021 and March 31, 2020, respectively, as our weighted average borrowings and weighted average interest rate for first quarter 2021 were consistent with those for first quarter 2020.
We incurred approximately $0.2 million of non-cash debt financing and related expense for the three months ended March 31, 2021 related to the write-off of previously capitalized deferred financing fees associated with our Credit Agreement.
Other expense increased approximately $0.9 million to approximately $0.9 million for the three months ended March 31, 2021, as compared to approximately $0.1 million for the three months ended March 31, 2020, primarily due to an increase in losses on transactions denominated in foreign currencies.
The effective income tax rate for the three months ended March 31, 2021 and 2020 was 20.5% and 18.9%, respectively. We recorded tax expense of approximately $3.4 million for the three months ended March 31, 2021 as compared to approximately $3.1 million for the three months ended March 31, 2020. The first quarter 2021 effective tax rate was primarily driven by higher non-deductible expenses in comparison with first quarter 2020.
Net income remained relatively flat at $13.1 million for each of the three months ended March 31, 2021 and March 31, 2020 as the impact of increased operating profit was offset by higher other expense and income tax expense.

See below for a discussion of operating results by segment.
Packaging. Net sales increased approximately $32.0 million, or 32.0%, to $132.1 million in the three months ended March 31, 2021, as compared to $100.1 million in the three months ended March 31, 2020. Acquisition-related sales growth was approximately $13.4 million, comprised of $8.1 million of sales from our December 2020 acquisition of Affaba & Ferrari and $5.3 million resulting from our April 2020 acquisition of Rapak. Sales of dispensing products used in beauty and personal care and home care applications that help fight the spread of germs increased by approximately $8.8 million, primarily for personal hygiene applications, as demand rose, in part, due to the COVID-19 pandemic. Sales of products used in industrial markets increased by approximately $3.3 million, primarily as a result of higher demand from the drums and metal closure markets in North America. Sales of products used in food and beverage markets increased by approximately $1.9 million, as the sub-markets in which many of these products are used (e.g. quick service restaurant and gyms) begin to rebound from prior pandemic-related shutdowns. Net sales also increased by approximately $2.7 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies.
Gross profit increased approximately $5.2 million to $33.9 million, or 25.6% of sales, in the three months ended March 31, 2021, as compared to $28.7 million, or 28.7% of sales, in the three months ended March 31, 2020, primarily due to increased sales levels and approximately $0.9 million of currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies. These increases were partially offset by approximately $2.0 million of higher material costs (primarily resin) than were recovered via sales price increases in first quarter 2021, and approximately $1.4 million of first quarter 2021 realignment costs primarily related to the closure of our Union City, California manufacturing facility and consolidation into our Indianapolis, Indiana and Woodridge, Illinois facilities. In addition, we recognized an approximate $0.8 million purchase accounting non-cash charge related to the step-up of Affaba & Ferrari's inventory to fair value and subsequent amortization in the first quarter of 2021. Gross profit margin also declined due to a less favorable product sales mix, primarily as a result of Rapak operating at a low gross profit level, as demand for its products, particularly those used in quick service restaurant applications, has significantly declined from pre-acquisition levels in 2019 due to the impact of the COVID-19 pandemic.
Selling, general and administrative expenses increased approximately $2.2 million to $12.6 million, or 9.5% of sales, in the three months ended March 31, 2021, as compared to $10.4 million, or 10.4% of sales, in the three months ended March 31, 2020, primarily due to higher ongoing selling, general and administrative costs associated with our acquisitions.
Operating profit increased approximately $3.0 million to $21.3 million, or 16.1% of sales, in the three months ended March 31, 2021, as compared to $18.3 million, or 18.3% of sales, in the three months ended March 31, 2020, primarily due to higher sales levels and favorable currency exchange. These increases were partially offset by the impact of realignment charges, higher material costs, the recognition of the purchase accounting adjustment related to Affaba & Ferrari's inventory step-up to fair value and subsequent amortization and higher selling, general and administrative expenses.
Aerospace.    Net sales for the three months ended March 31, 2021 decreased approximately $4.3 million, or 8.8%, to $44.6 million, as compared to $48.9 million in the three months ended March 31, 2020. RSA, acquired in February 2020, added approximately $4.3 million of sales for January and February 2021. Sales of our fastener and engineered components products declined by approximately $5.2 million and $3.4 million, respectively, both due to the lower demand resulting from current and expected future reduced air travel due to the COVID-19 pandemic.
Gross profit decreased approximately $0.9 million to $11.0 million, or 24.6% of sales, in the three months ended March 31, 2021, from $11.9 million, or 24.3% of sales, in the three months ended March 31, 2020, due primarily to the decrease in sales levels. In addition, gross profit declined by approximately $0.4 million due to realignment actions executed in response to the pandemic, primarily related to consolidating certain activities from our Stanton, California facilities into our Tolleson, Arizona facility. Although gross profit decreased, gross profit margin improved, primarily as a result of a more favorable product sales mix and the impact of a $0.5 million purchase accounting non-cash charge related to the step-up of RSA's inventory to fair value and subsequent amortization during the three months ended March 31, 2020 that did not repeat in 2021.
Selling, general and administrative expenses decreased approximately $0.4 million to approximately $6.5 million, or 14.5% of sales, in the three months ended March 31, 2021, as compared to $6.8 million, or 14.0% of sales, in the three months ended March 31, 2020, primarily due to cost reduction efforts to mitigate the impact of lower sales levels, partially offset by higher ongoing selling, general and administrative costs associated with our acquisition of RSA.
Operating profit decreased approximately $0.6 million to approximately $4.5 million, or 10.1% of sales, in the three months ended March 31, 2021, as compared to $5.1 million, or 10.4% of sales, in the three months ended March 31, 2020, primarily due to decreased sales levels and the impact of realignment charges. These decreases were partially offset by a favorable product sales mix, the recognition of a purchase accounting adjustment related to RSA's step-up to fair value and subsequent amortization during the first quarter of 2020 that did not repeat in 2021 and lower selling, general and administrative expenses.

Specialty Products.   Net sales for the three months ended March 31, 2021 decreased approximately $3.8 million, or 11.2%, to $30.0 million, as compared to $33.8 million in the three months ended March 31, 2020. Sales of our cylinder products decreased approximately $3.2 million, due to lower demand for steel cylinders used in construction and industrial packaged gases in North America following the onset of the COVID-19 pandemic. Sales of engines, compressors and related parts used in upstream oil and gas applications decreased by approximately $0.7 million, primarily as a result of lower oil-field activity in North America.
Gross profit increased approximately $0.7 million to $6.5 million, or 21.6% of sales, in the three months ended March 31, 2021, as compared to $5.8 million, or 17.1% of sales, in the three months ended March 31, 2020, due to favorable product sales mix and higher profit conversion as a result of previous realignment actions to reduce the fixed costs in this segment.
Selling, general and administrative expenses decreased approximately $0.4 million to $2.0 million, or 6.6% of sales, in the three months ended March 31, 2021, as compared to $2.4 million, or 6.9% of sales, in the three months ended March 31, 2020, primarily due to reducing spending levels in line with the reduced sales activity.
Operating profit increased approximately $1.1 million to $4.5 million, or 15.1% of sales, in the three months ended March 31, 2021, as compared to $3.4 million, or 10.1% of sales, in the three months ended March 31, 2020, primarily as a result of a favorable product sales mix, higher profit conversion leveraging prior fixed cost reductions and lower selling, general and administrative expenses.
Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended March 31,
	2021	2020
Corporate operating expenses	$6.4	$5.4
Non-cash stock compensation	2.4	1.9
Legacy expenses	0.4	(0.3)
Corporate expenses	$9.2	$7.0
Corporate expenses increased approximately $2.3 million to approximately $9.2 million for the three months ended March 31, 2021, from approximately $7.0 million for the three months ended March 31, 2020, primarily as a result of realignment charges recorded in the first quarter 2021 relating to the corporate office legal group reorganization.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were approximately $15.7 million for the three months ended March 31, 2021, as compared to approximately $3.4 million for the three months ended March 31, 2020. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:
•For the three months ended March 31, 2021, the Company generated approximately $34.6 million of cash, based on the reported net income of approximately $13.1 million and after considering the effects of non-cash items related to depreciation, amortization, loss on dispositions of assets, changes in deferred income taxes, debt financing and related expenses, stock-based compensation and other operating activities. For the three months ended March 31, 2020, the Company generated approximately $29.0 million in cash flows based on the reported net income from continuing operations of approximately $13.1 million and after considering the effects of similar non-cash items.
•Increases in accounts receivable resulted in a use of cash of approximately $15.6 million and $10.6 million for the three months ended March 31, 2021 and 2020, respectively. The increased use of cash for each of the three month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables remained relatively consistent during these periods.
•We increased our investment in inventory by approximately $3.1 million for the three months ended March 31, 2021 and by approximately $0.1 million for the three months ended March 31, 2020. Our days sales in inventory decreased by approximately six days through first quarter of 2021 and decreased approximately three days during first quarter of 2020, as we continue to moderate inventory levels in line with sales levels.
•Increases in prepaid expenses and other assets resulted in a use of cash of approximately $2.1 million for the three months ended March 31, 2021 and of approximately $0.1 million for the three months ended March 31, 2020. These changes were primarily a result of the timing of payments made for income taxes and certain operating expenses.
•Increases in accounts payable and accrued liabilities resulted in a source of cash of approximately $2.0 million for the three months ended March 31, 2021, while decreases in accounts payable and accrued liabilities resulted in a use of cash of $14.8 million for the three months ended March 31, 2020. Days accounts payable on hand decreased by approximately one day in the first quarter of 2021 compared with a decrease of approximately 14 days in first quarter of 2020. Our days accounts payable on hand fluctuate primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms.
Net cash used for investing activities of continuing operations for the three months ended March 31, 2021 and 2020 was approximately $9.4 million and $86.3 million, respectively. During the first three months of 2021, we invested approximately $9.4 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects. During the first three months of 2020, we invested approximately $3.9 million in capital expenditures and paid approximately $84.3 million, net of cash acquired, to acquire RSA. We also received proceeds from disposition of business, property and equipment of approximately $1.9 million.
Net cash provided by financing activities for the three months ended March 31, 2021 and 2020 was approximately $340.8 million and $116.6 million, respectively. During the first quarter of 2021, we issued $400.0 million principal amount of senior notes and made net repayments of approximately $48.6 million on our revolving credit facilities. In connection with refinancing our long-term debt, we paid approximately $6.2 million of debt financing fees. We also purchased approximately $2.6 million of outstanding common stock and used a net cash amount of approximately $1.8 million related to our stock compensation arrangements. During the first three months of 2020, we borrowed approximately $150.0 million, net of repayments, on our revolving credit facilities. We also purchased approximately $31.6 million of outstanding common stock and used a net cash amount of approximately $1.8 million related to our stock compensation arrangements.

Our Debt and Other Commitments
In March 2021, we issued the 2029 Senior Notes of $400.0 million aggregate principal amount due April 15, 2029 at par value in a private placement under Rule 144A of the Securities Act of 1933, as amended. We used the proceeds from the 2029 Senior Notes offering to pay fees and expenses of approximately $5.1 million related to the offering and pay fees and expenses of $1.0 million related to amending our Credit Agreement. In connection with this offering, we issued a redemption notice for our senior notes due October 2025, and redeemed the entire $300.0 million principal amount subsequent to quarter end (on April 15, 2021). The remaining cash proceeds from the 2029 Senior Notes were used for general corporate purposes, including repaying all outstanding revolving credit facility borrowings. The $5.1 million of fees and expenses related to the 2029 Senior Notes were capitalized as debt issuance costs.
The 2029 Senior Notes accrue interest at a rate of 4.125% per annum, payable semi-annually in arrears on April 15 and October 15, commencing October 15, 2021. The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis, by certain subsidiaries of the Company (each a "Guarantor" and collectively the "Guarantors"). The 2029 Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and effectively subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
Prior to April 15, 2024, we may redeem up to 40% of the principal amount of the 2029 Senior Notes at a redemption price of 104.125% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of one or more equity offerings provided that each such redemption occurs within 90 days of the date of closing of each such equity offering. In addition, prior to April 15, 2024, we may redeem all or part of the 2029 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus a "make whole" premium.
For the three months ended March 31, 2021, our consolidated subsidiaries that do not guarantee the 2029 Senior Notes represented approximately 27% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented approximately 33% and 39% of the total guarantor and non-guarantor assets and liabilities, respectively, as of March 31, 2021, treating the guarantor and non-guarantor subsidiaries each as a consolidated group.
In March 2021, we amended our Credit Agreement in connection with the issuance of the 2029 Senior Notes to extend the maturity date. We incurred fees and expenses of approximately $1.0 million related to the amendment, all of which were capitalized as debt issuance costs. We also recorded approximately $0.2 million of non-cash expense related to the write-off of previously capitalized deferred financing fees.
Below is a summary of key terms under the Credit Agreement as of March 31, 2021, compared to the key terms prior to the amendment (showing gross availability):

Instrument	Amount ($ in millions)	Maturity Date	Interest Rate
Credit Agreement (as amended)
Senior secured revolving credit facility	$300.0	3/29/2026	LIBOR(a) plus 1.500%(b)

Credit Agreement (prior to amending)
Senior secured revolving credit facility	$300.0	9/20/2022	LIBOR(a) plus 1.500%(b)
__________________________
(a)     London Interbank Offered Rate ("LIBOR")
(a)     The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.
The Credit Agreement provides for incremental revolving credit commitments in an amount not to exceed the greater of $200.0 million and an amount such that, after giving effect to such incremental commitments and the incurrence of any other indebtedness substantially simultaneously with the making of such commitments, the senior secured net leverage ratio, as defined in the Credit Agreement, is no greater than 3.00 to 1.00. The terms and conditions of any incremental revolving credit facility commitments must be no more favorable than the existing credit facility.

Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of March 31, 2021. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 1.77 to 1.00 at March 31, 2021. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of March 31, 2021. Our actual interest expense coverage ratio was 12.78 to 1.00 at March 31, 2021. At March 31, 2021, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended March 31, 2021 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended March 31, 2021
Net loss	$(79,820)
Bank stipulated adjustments:
Interest expense	14,630
Income tax expense	(22,880)
Depreciation and amortization	51,500
Impairment charges and asset write-offs	134,600
Non-cash compensation expense(1)	8,670
Non-cash charges for deferred tax asset valuation allowances	250
Other non-cash expenses or losses	14,400
Non-recurring expenses or costs(2)	9,020
Extraordinary, non-recurring or unusual gains or losses	28,460
Effects of purchase accounting adjustments	3,110
Business and asset dispositions	1,300
Permitted acquisitions	6,230
Currency gains and losses	170
Consolidated Bank EBITDA, as defined	$169,640

	March 31, 2021
Total Indebtedness, as defined	$300,020
Consolidated Bank EBITDA, as defined	169,640
Total net leverage ratio	1.77	x
Covenant requirement	4.00	x

Twelve Months Ended March 31, 2021
Interest expense	$14,630
Bank stipulated adjustments:
Interest income	(200)
Non-cash amounts attributable to amortization of financing costs	(1,160)
Total Consolidated Cash Interest Expense, as defined	$13,270

	March 31, 2021
Consolidated Bank EBITDA, as defined	$169,640
Total Consolidated Cash Interest Expense, as defined	13,270
Actual interest expense coverage ratio	12.78	x
Covenant requirement	3.00	x
_____________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to diligence and transaction costs, purchase accounting costs, severance, relocation, restructuring and curtailment expenses.
Our revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. We placed restricted cash on deposit with a financial institution to be held as cash collateral for our outstanding letters of credit; therefore, as of March 31, 2021 and December 31, 2020, we had no letters of credit issued against our revolving credit facility. At March 31, 2021, we had no amounts outstanding under our revolving credit facility and had approximately $300.0 million potentially available after giving effect to letters of credit issued and outstanding. At December 31, 2020, we had $50.5 million amounts outstanding under our revolving credit facility and had approximately $249.5 million potentially available after giving effect to letters of credit issued and outstanding. Our letters of credit, or corresponding restricted cash deposits, are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Our borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of March 31, 2021 and December 31, 2020.
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
Our weighted average borrowings during the first three months of 2021 approximated $357.5 million, compared to approximately $361.6 million during the first three months of 2020. In March 2020 we proactively drew $150 million on our revolving credit facility to ensure availability of cash on hand given the potential uncertainty surrounding the financial markets as a result of the COVID-19 pandemic. We repaid the $150 million during second quarter 2020.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.
In considering the economic uncertainty surrounding the potential business impacts from the COVID-19 pandemic with respect to our operations, supply chains, distribution channels, and end-market customers, we have taken certain defensive actions as we monitor our cash position and available liquidity. These actions have included suspending our repurchase of our common stock, borrowing on our revolving credit facility, tightening our capital expenditures, advanced monitoring of our accounts receivable balances and flexing cost structures of operations expected to be most impacted by COVID-19. Given strong cash generation and our current liquidity position, we have subsequently relaxed certain of these actions, choosing to further invest in capital expenditures for our businesses and resume purchasing shares of our common stock.
The majority of our cash on hand as of March 31, 2021 is located within the U.S., and given available funding under our revolving credit facility of $300.0 million at March 31, 2021 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future.
We are subject to variable interest rates on our revolving credit facility. At March 31, 2021, 1-Month LIBOR approximated 0.11%. At March 31, 2021, we had no amounts outstanding on our revolving credit facility and, therefore, no variable rate-based borrowings outstanding.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases, and annual rent expense for continuing operations related thereto approximated $9.4 million in 2020. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.

In March 2020, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $250 million in the aggregate, an increase of $100 million from the prior authorization.  In the three months ended March 31, 2021, we purchased 82,171 shares of our outstanding common stock for an aggregate purchase price of approximately $2.6 million, respectively. Since the initial authorization through March 31, 2021 we have purchased 3,336,902 shares of our outstanding common stock for an aggregate purchase price of approximately $90.9 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions, including the potential impact of the COVID-19 pandemic, and other factors.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of March 31, 2021, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $132.7 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 11, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
We are also subject to interest risk as it relates to our long-term debt. See Note 10, "Long-term Debt," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
Common Stock
TriMas is listed in the NASDAQ Global Select MarketSM. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On March 24, 2021, Moody's assigned a Ba3 rating to our 2029 Senior Notes. See Note 10, "Long-term Debt" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also affirmed a Ba2 Corporate Family Rating and maintained its outlook as stable. On March 15, 2021, Standard & Poor's assigned a BB- rating to our 2029 Senior Notes. On February 26, 2021, Standard & Poor's affirmed a BB corporate credit rating and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
It has now been approximately one year since the onset of the COVID-19 pandemic. The pandemic has significantly affected each of our businesses and how we operate, albeit in different ways and magnitudes. We believe our financial results demonstrate our ability to effectively leverage our TriMas Business Model, working across our businesses with a high degree of connectivity to respond to changing market conditions, including the ongoing challenges presented by the COVID-19 pandemic. We have capitalized on opportunities where market demand was high, while also taking swift actions where market demand was sharply reduced. We have continued to take proactive realignment actions to mitigate the effects of lower demand from the pandemic as much as practical.
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

As a result of continued uncertainties resulting from the COVID-19 pandemic, and their potential impact to our future results of operations, as well as to TriMas' market capitalization, we may record additional cash and non-cash charges related to further realignment actions, as well for uncollectible customer account balances, excess inventory and idle production equipment. At this time, we are not able to estimate the extent or amount of any such potential cash and non-cash charges.
Following the issuance of our 2029 Senior Notes and amending our Credit Agreement, we believe our capital structure remains strong and that we have sufficient headroom under our financial covenants, and ample cash and available liquidity under our revolving credit facility, to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future.
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
During the quarter ended March 31, 2021, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2020.

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
Evaluation of disclosure controls and procedures
As of March 31, 2021, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite this change, there have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize any impact it may have on their design and operating effectiveness.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 14, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our 2020 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2020 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1, 2021 to January 31, 2021	—	$—	—	$161,705,818
February 1, 2021 to February 28, 2021	—	$—	—	$161,705,818
March 1, 2021 to March 31, 2021	82,171	$32.10	82,171	$159,068,327
Total	82,171	$32.10	82,171	$159,068,327
__________________________
(1)     In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate from its previous authorization of $150 million. The increased authorization includes the value of shares already purchased under the previous authorization. Pursuant to this share repurchase program, during the three months ended March 31, 2021, the Company repurchased 82,171 shares of its common stock at a cost of approximately $2.6 million. The share repurchase program is effective and has no expiration date.
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

4.1
Indenture, dated as of March 29, 2021, among TriMas Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (Incorporated by reference to the Exhibits filed with TriMas Corporation's Current Report on Form 8-K filed on March 30, 2021 (File No. 001-10716)).

10.1	Form of Performance Stock Units Agreement - 2021 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.2	Form of Restricted Stock Units Agreement (Three-Year Vest) - 2021 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.3	Form of Restricted Stock Units Agreement (Board Of Directors) (One-Year Vest) - 2021 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.4	Separation Agreement between TriMas Corporation and Joshua A. Sherbin dated February 26, 2021.*
10.5
Second Replacement Revolving Facility Amendment, dated as of March 29, 2021, among TriMas Corporation, TriMas Company LLC, the subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and Lenders party thereto (Incorporated by reference to the Exhibits filed with TriMas Corporation's Current Report on Form 8-K filed on March 30, 2021 (File No. 001-10716)).**

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101	The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contracts and compensatory plans or arrangements.
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

TRIMAS CORPORATION (Registrant)

/s/ ROBERT J. ZALUPSKI

Date:	April 29, 2021	By:	Robert J. Zalupski Chief Financial Officer