Form 10-Q
period 2021-06-30
TRIMAS CORP
filed 2021-07-29
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	June 30, 2021
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 22, 2021, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 42,917,209 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	June 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$117,410	$73,950
Receivables, net of reserves of approximately $1.5 million and $2.1 million as of June 30, 2021 and December 31, 2020, respectively	135,220	113,410
Inventories	149,920	149,380
Prepaid expenses and other current assets	19,910	15,090
Total current assets	422,460	351,830
Property and equipment, net	253,230	253,060
Operating lease right-of-use assets	38,970	37,820
Goodwill	301,430	303,970
Other intangibles, net	194,150	206,200
Deferred income taxes	12,300	19,580
Other assets	22,410	21,420
Total assets	$1,244,950	$1,193,880
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$77,250	$69,910
Accrued liabilities	56,320	60,540
Operating lease liabilities, current portion	6,530	6,740
Total current liabilities	140,100	137,190
Long-term debt, net	393,370	346,290
Operating lease liabilities	32,890	31,610
Deferred income taxes	19,560	24,850
Other long-term liabilities	61,430	69,690
Total liabilities	647,350	609,630
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 42,966,074 shares at June 30, 2021 and 43,178,165 shares at December 31, 2020	430	430
Paid-in capital	735,880	749,050
Accumulated deficit	(134,710)	(159,610)
Accumulated other comprehensive loss	(4,000)	(5,620)
Total shareholders' equity	597,600	584,250
Total liabilities and shareholders' equity	$1,244,950	$1,193,880

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Operations
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales	$218,990	$199,550	$425,720	$382,340
Cost of sales	(160,960)	(162,320)	(316,360)	(298,740)
Gross profit	58,030	37,230	109,360	83,600
Selling, general and administrative expenses	(32,460)	(55,380)	(62,680)	(81,920)
Operating profit (loss)	25,570	(18,150)	46,680	1,680
Other expense, net:
Interest expense	(4,120)	(4,230)	(7,670)	(7,810)
Debt financing and related expenses	(10,320)	—	(10,520)	—
Other income (expense), net	670	1,130	(260)	1,050
Other expense, net	(13,770)	(3,100)	(18,450)	(6,760)
Income (loss) before income tax expense	11,800	(21,250)	28,230	(5,080)
Income tax benefit (expense)	40	5,550	(3,330)	2,500
Net income (loss)	$11,840	$(15,700)	$24,900	$(2,580)
Basic earnings (loss) per share:
Net income (loss) per share	$0.27	$(0.36)	$0.58	$(0.06)
Weighted average common shares—basic	43,110,191	43,463,235	43,147,599	43,832,144
Diluted earnings (loss) per share:
Net income (loss) per share	$0.27	$(0.36)	$0.57	$(0.06)
Weighted average common shares—diluted	43,308,356	43,463,235	43,471,616	43,832,144

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$11,840	$(15,700)	$24,900	$(2,580)
Other comprehensive income (loss):
Defined benefit plans (Note 17)	160	160	310	310
Foreign currency translation	1,400	1,310	(2,020)	(6,950)
Derivative instruments (Note 10)	(570)	(2,130)	3,330	2,300
Total other comprehensive income (loss)	990	(660)	1,620	(4,340)
Total comprehensive income (loss)	$12,830	$(16,360)	$26,520	$(6,920)

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Six months ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$24,900	$(2,580)
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Loss on dispositions of assets	130	1,010
Depreciation	15,830	14,770
Amortization of intangible assets	10,780	10,150
Amortization of debt issue costs	520	570
Deferred income taxes	1,790	(1,460)
Non-cash compensation expense	5,660	4,680
Non-cash change in legacy liability estimate	—	23,400
Debt financing and related expenses	10,520	—
Increase in receivables	(22,600)	(12,300)
(Increase) decrease in inventories	(900)	5,260
(Increase) decrease in prepaid expenses and other assets	(7,430)	290
Increase (decrease) in accounts payable and accrued liabilities	1,350	(14,530)
Other operating activities	2,120	1,580
Net cash provided by operating activities, net of acquisition impact	42,670	30,840
Cash Flows from Investing Activities:
Capital expenditures	(18,330)	(9,250)
Acquisition of businesses, net of cash acquired	—	(95,160)
Net proceeds from disposition of business, property and equipment	140	2,110
Net cash used for investing activities	(18,190)	(102,300)
Cash Flows from Financing Activities:
Retirement of senior notes	(300,000)	—
Proceeds from issuance of senior notes	400,000	—
Proceeds from borrowings on revolving credit facilities	—	245,700
Repayments of borrowings on revolving credit facilities	(48,620)	(247,320)
Debt financing fees and senior notes redemption premium	(13,570)	—
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(4,620)	(2,570)
Payments to purchase common stock	(14,210)	(31,570)
Net cash provided by (used for) financing activities	18,980	(35,760)
Cash and Cash Equivalents:
Increase (decrease) for the period	43,460	(107,220)
At beginning of period	73,950	172,470
At end of period	$117,410	$65,250
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,170	$7,150
Cash paid for taxes	$4,420	$3,410

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Six Months Ended June 30, 2021 and 2020
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2020	$430	$749,050	$(159,610)	$(5,620)	$584,250
Net income	—	—	13,060	—	13,060
Other comprehensive income	—	—	—	630	630
Purchase of common stock	—	(2,640)	—	—	(2,640)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,770)	—	—	(1,770)
Non-cash compensation expense	—	2,440	—	—	2,440
Balances, March 31, 2021	$430	$747,080	$(146,550)	$(4,990)	$595,970
Net income	—	—	11,840	—	11,840
Other comprehensive income	—	—	—	990	990
Purchase of common stock	—	(11,570)	—	—	(11,570)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,850)	—	—	(2,850)
Non-cash compensation expense	—	3,220	—	—	3,220
Balances, June 30, 2021	$430	$735,880	$(134,710)	$(4,000)	$597,600

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2019	$450	$782,880	$(79,850)	$(6,000)	$697,480
Net income	—	—	13,120	—	13,120
Other comprehensive loss	—	—	—	(3,680)	(3,680)
Purchase of common stock	(20)	(31,550)	—	—	(31,570)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,830)	—	—	(1,830)
Non-cash compensation expense	—	1,940	—	—	1,940
Balances, March 31, 2020	$430	$751,440	$(66,730)	$(9,680)	$675,460
Net loss	—	—	(15,700)	—	(15,700)
Other comprehensive loss	—	—	—	(660)	(660)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(740)	—	—	(740)
Non-cash compensation expense	10	2,730	—	—	2,740
Balances, June 30, 2020	$440	$753,430	$(82,430)	$(10,340)	$661,100

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
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. The preparation of financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results may differ from such estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the ongoing outbreak of the coronavirus and related variants (“COVID-19”). While the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated at this time, the Company has made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, the Company's consolidated financial statements may be materially affected.
Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2020 Annual Report on Form 10-K.
2. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
Customer Markets	2021	2020	2021	2020
Consumer Products	$112,900	$104,530	$218,020	$183,590
Aerospace & Defense	44,560	42,610	89,170	91,530
Industrial	61,530	52,410	118,530	107,220
Total net sales	$218,990	$199,550	$425,720	$382,340
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
3. Realignment Actions
2021 Realignment Actions
During the six months ended June 30, 2021, the Company executed certain realignment actions in response to reductions in current and expected future end market demand. First, the Company closed its Packaging segment's Union City, California manufacturing facility, consolidating the operation into its Indianapolis, Indiana and Woodridge, Illinois facilities. The Company also realigned its Aerospace segment footprint, consolidating certain activities previously in its Stanton, California facilities into its Tolleson, Arizona facility. In addition, the Company also reorganized its corporate office legal and finance groups. The Company recorded pre-tax realignment charges of approximately $4.2 million and $8.2 million during the three and six months ended June 30, 2021, respectively. Of these costs, approximately $0.7 million and $2.2 million during the three and six months ended June 30, 2021, respectively, related to facility consolidations, and approximately $3.5 million and $6.0 million, respectively, were for employee separation costs. As of June 30, 2021, approximately $1.0 million of the employee separation costs had been paid. For the three and six months ended June 30, 2021, approximately $0.9 million and $2.7 million of these charges were included in costs of sales, respectively, and approximately $3.3 million and $5.5 million were included in selling, general and administrative expenses, respectively, in the accompanying consolidated statement of operations.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2020 Realignment Actions
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
4. Acquisitions
2020 Acquisitions
On December 15, 2020, the Company acquired Affaba & Ferrari Srl ("Affaba & Ferrari"), which specializes in the design, development and manufacture of precision caps and closures for food & beverage and industrial product applications, for an aggregate amount of approximately $98.4 million, net of cash acquired, subject to normal course adjustments, which are expected to be completed in the third quarter of 2021. The fair value of assets acquired and liabilities assumed included approximately $49.1 million of goodwill, $35.1 million of intangible assets, $9.4 million of net working capital, $17.4 million of property and equipment, and $12.6 million of net deferred tax liabilities. Affaba & Ferrari, which is reported in the Company's Packaging segment, operates out of a highly automated manufacturing facility and support office located in Borgo San Giovanni, Italy and historically generated approximately $34 million in annual revenue.
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
5. Cash and Cash Equivalents
Cash and cash equivalents consists of the following components (dollars in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents - unrestricted	$106,250	$62,790
Cash - restricted (a)	11,160	11,160
Total cash and cash equivalents	$117,410	$73,950
__________________________
(a)     Includes cash placed on deposit with a financial institution to be held as cash collateral for the Company's outstanding letters of credit.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2021 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2020	$234,560	$62,850	$6,560	$303,970
Foreign currency translation and other	(2,540)	—	—	(2,540)
Balance, June 30, 2021	$232,020	$62,850	$6,560	$301,430
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of June 30, 2021		As of December 31, 2020
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$122,010	$(65,350)	$122,970	$(59,470)
Customer relationships, 15 – 25 years	122,280	(65,300)	122,280	(62,450)
Total customer relationships	244,290	(130,650)	245,250	(121,920)
Technology and other, 1 – 15 years	57,180	(34,480)	57,180	(32,800)
Technology and other, 17 – 30 years	43,300	(39,680)	43,300	(39,450)
Total technology and other	100,480	(74,160)	100,480	(72,250)
Indefinite-lived intangible assets:
Trademark/Trade names	54,190	—	54,640	—
Total other intangible assets	$398,960	$(204,810)	$400,370	$(194,170)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of operations is summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Technology and other, included in cost of sales	$950	$1,260	$1,900	$2,470
Customer relationships, included in selling, general and administrative expenses	4,440	4,040	8,880	7,680
Total amortization expense	$5,390	$5,300	$10,780	$10,150
7. Inventories
Inventories consist of the following components (dollars in thousands):

	June 30, 2021	December 31, 2020
Finished goods	$77,850	$78,010
Work in process	31,040	29,680
Raw materials	41,030	41,690
Total inventories	$149,920	$149,380

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	June 30, 2021	December 31, 2020
Land and land improvements	$19,870	$20,040
Buildings	92,170	91,970
Machinery and equipment	397,290	384,010
	509,330	496,020
Less: Accumulated depreciation	256,100	242,960
Property and equipment, net	$253,230	$253,060
Depreciation expense as included in the accompanying consolidated statement of operations is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Depreciation expense, included in cost of sales	$7,670	$7,830	$15,230	$14,190
Depreciation expense, included in selling, general and administrative expenses	310	280	600	580
Total depreciation expense	$7,980	$8,110	$15,830	$14,770
9. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	June 30, 2021	December 31, 2020
4.125% Senior Notes due April 2029	$400,000	$—
4.875% Senior Notes due October 2025	—	300,000
Credit Agreement	—	50,450
Debt issuance costs	(6,630)	(4,160)
Long-term debt, net	$393,370	$346,290
Senior Notes due 2029
In March 2021, the Company issued $400.0 million aggregate principal amount of 4.125% senior notes due April 15, 2029 ("2029 Senior Notes") at par value in a private placement under Rule 144A of the Securities Act of 1933, as amended ("Securities Act"). The Company used the proceeds from the 2029 Senior Notes offering to pay fees and expenses of approximately $5.1 million related to the offering and pay fees and expenses of $1.1 million related to amending its existing credit agreement. In connection with the issuance, during the second quarter of 2021, the Company completed the redemption of its outstanding 4.875% senior notes due October 15, 2025 ("2025 Senior Notes"), paying $300.0 million to retire the outstanding principal amount plus $7.3 million as a redemption premium. The remaining cash proceeds from the 2029 Senior Notes were used for general corporate purposes, including repaying all outstanding revolving credit facility borrowings. The $5.1 million of fees and expenses related to the 2029 Senior Notes were capitalized as debt issuance costs, while the $7.3 million redemption premium, as well as approximately $3.0 million of unamortized debt issuance costs associated with the 2025 Senior Notes, were included in debt financing and related expenses in the accompanying statement of operations in the six months ended June 30, 2021.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Senior Notes due 2025
In September 2017, the Company issued $300.0 million aggregate principal amount of its 2025 Senior Notes at par value in a private placement under Rule 144A of the Securities Act. During the three months ended June 30, 2021, and in connection with the issuance of the 2029 Senior Notes, the Company redeemed all of the outstanding 2025 Senior Notes, as permitted under the indenture, at a price of 102.438% of the principal amount.
Credit Agreement
During the first quarter of 2021, the Company amended its credit agreement ("Credit Agreement") in connection with the issuance of the 2029 Senior Notes to extend the maturity date. The Company incurred fees and expenses of approximately $1.1 million related to the amendment, all of which was capitalized as debt issuance costs. The Company also recorded approximately $0.2 million of non-cash expense related to the write-off of previously capitalized deferred financing fees. The Credit Agreement consists of a $300.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies, subject to a $125.0 million sub limit, maturing on March 29, 2026 and is subject to interest at London Interbank Offered Rate ("LIBOR") plus 1.50%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.
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
The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. The Company places cash on deposit with a financial institution to be held as cash collateral for the Company's outstanding letters of credit; therefore, as of June 30, 2021 and December 31, 2020, the Company had no letters of credit issued against its revolving credit facility. See Note 5, "Cash and Cash Equivalents," for further information on its cash deposit. At June 30, 2021, the Company had no amounts outstanding under its revolving credit facility and had $300.0 million available. At December 31, 2020, the Company had $50.5 million outstanding under its revolving credit facility and had approximately $249.5 million available. The Company's borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of June 30, 2021 and December 31, 2020.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At June 30, 2021, the Company was in compliance with its financial covenants contained in the Credit Agreement.
Other Revolving Loan Facility
In May 2021, the Company, through one of its non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings on this loan facility during the three months ended June 30, 2021.
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.125% Senior Notes due April 2029	$400,000	$404,500	$—	$—
4.875% Senior Notes due October 2025	—	—	300,000	305,630
Revolving credit facility	—	—	50,450	50,450

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. Derivative Instruments
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
As of June 30, 2021, the Company had cross-currency swap agreements at notional amounts totaling $250.0 million, which declines to $25.0 million over various contract periods ending between April 15, 2022 and April 15, 2027. Under the terms of the agreements, the Company is to receive net interest payments at fixed rates ranging from approximately 0.8% to 2.9% of the notional amounts.
As of June 30, 2021 and December 31, 2020, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	June 30, 2021	December 31, 2020
Net Investment Hedges
Cross-currency swaps	Other long-term liabilities	(580)	(5,000)
The following table summarizes the income recognized in accumulated other comprehensive income (loss) ("AOCI") on derivative contracts designated as hedging instruments as of June 30, 2021 and December 31, 2020, and the amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
				Three months ended June 30,		Six months ended June 30,
	As of June 30, 2021	As of December 31, 2020	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	2021	2020	2021	2020
Net Investment Hedges
Cross-currency swaps	$(250)	$(3,580)	Other income (expense), net	$—	$—	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.
Derivatives Not Designated as Hedging Instruments
As of June 30, 2021, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of approximately $126.5 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, Mexican peso and the Chinese yuan, and have various settlement dates through December 2021. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of operations.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of operations (dollars in thousands):

		Amount of Income (Loss) Recognized in Earnings on Derivatives
		Three months ended June 30,		Six months ended June 30,
	Location of Income (Loss) Recognized in Earnings on Derivatives	2021	2020	2021	2020
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(1,160)	$550	$2,860	$480
Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Cross-currency swaps	Recurring	$(580)	$—	$(580)	$—
Foreign exchange contracts	Recurring	$(670)	$—	$(670)	$—
December 31, 2020
Cross-currency swaps	Recurring	$(5,000)	$—	$(5,000)	$—
Foreign exchange contracts	Recurring	$140	$—	$140	$—
11. Leases
The Company leases certain equipment and facilities under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; expense related to these leases is recognized on a straight-line basis over the lease term.
The components of lease expense are as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating lease cost	$2,140	$2,020	$4,280	$3,670
Short-term, variable and other lease costs	430	270	860	580
Total lease cost	$2,570	$2,290	$5,140	$4,250

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)
2021 (excluding the six months ended June 30, 2021)	$3,940
2022	7,720
2023	6,880
2024	6,000
2025	4,850
Thereafter	15,800
Total lease payments	45,190
Less: Imputed interest	(5,770)
Present value of lease liabilities	$39,420
__________________________
(a)     The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
The weighted-average remaining lease term of the Company's operating leases as of June 30, 2021 is approximately 7.0 years. The weighted-average discount rate as of June 30, 2021 is approximately 4.2%.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $4.2 million and $3.0 million during the six months ended June 30, 2021 and 2020, respectively, and is included in cash flows provided by operating activities in the consolidated statement of cash flows.
Right-of-use assets obtained in exchange for lease liabilities were approximately $6.1 million and $10.2 million during the six months ended June 30, 2021 and 2020, respectively.
12. Other long-term liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	June 30, 2021	December 31, 2020
Non-current asbestos-related liabilities	$24,810	$26,170
Other long-term liabilities	36,620	43,520
Total other long-term liabilities	$61,430	$69,690

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
13. Commitments and Contingencies
Asbestos
As of June 30, 2021, the Company was a party to 374 pending cases involving an aggregate of 4,725 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by its former Lamons division and certain other related subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Six Months Ended June 30, 2021	4,655	143	55	18	4,725	$15,228	$1,060,000
Fiscal Year Ended December 31, 2020	4,759	219	287	36	4,655	$18,314	$2,130,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,725 claims pending at June 30, 2021, 33 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At June 30, 2021, of the 33 claims that set forth specific amounts, there was one claim seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	6	27
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
Following the change in accounting estimate, the Company’s liability for asbestos-related claims will be based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity. The study from the Company’s actuary, based on data as of December 31, 2019, provided for a range of possible future liability from $31.5 million to $43.3 million. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore recorded a non-cash, pre-tax charge of $23.4 million in second quarter 2020 to increase the liability estimate to $31.5 million, at the low-end of the range. This charge is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. As of June 30, 2021, the Company’s total asbestos-related liability is $27.3 million, and is included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.
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
(unaudited)
14. Segment Information
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
Aerospace – The Aerospace segment, which includes the Monogram Aerospace Fasteners™, Allfast Fastening Systems®, Mac Fasteners™, RSA Engineered Products and Martinic Engineering brands, develops, qualifies and manufactures highly-engineered, precision fasteners, tubular products and assemblies for fluid conveyance, and machined products and assemblies to serve the aerospace and defense market.
Specialty Products – The Specialty Products segment, which includes the Norris Cylinder™ and Arrow® Engine brands, designs, manufactures and distributes highly-engineered steel cylinders, wellhead engines and compression systems for use within industrial markets.
Segment activity is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net Sales
Packaging	$139,630	$128,830	$271,720	$228,880
Aerospace	44,560	42,610	89,170	91,530
Specialty Products	34,800	28,110	64,830	61,930
Total	$218,990	$199,550	$425,720	$382,340
Operating Profit (Loss)
Packaging	$27,850	$24,040	$49,150	$42,320
Aerospace	2,120	(4,210)	6,620	870
Specialty Products	6,010	(5,940)	10,530	(2,510)
Corporate	(10,410)	(32,040)	(19,620)	(39,000)
Total	$25,570	$(18,150)	$46,680	$1,680

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
15. Equity Awards
Stock Options
The Company recognized no stock-based compensation expense related to stock options during the three and six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was no unrecognized compensation costs related to stock options remaining. Information related to stock options at June 30, 2021 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	150,000	$17.87
Granted	—	—
Exercised	(150,000)	17.87
Cancelled	—	—
Expired	—	—
Outstanding at June 30, 2021	—	$—	—	$—
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the six months ended June 30, 2021:
•granted 113,504 RSUs to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company;
•granted 21,112 RSUs to its non-employee independent directors, which fully vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date; and
•issued 995 RSUs related to director fee deferrals during the six months ended June 30, 2021 as certain of the Company's directors elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Information related to RSUs at June 30, 2021 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	784,968	$26.46
Granted	234,566	34.62
Vested	(301,008)	30.80
Cancelled	(19,252)	25.54
Outstanding at June 30, 2021	699,274	$27.35	1.3	$21,208,980
As of June 30, 2021, there was approximately $9.1 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 2.1 years.
The Company recognized stock-based compensation expense related to RSUs of approximately $3.2 million and $2.7 million during the three months ended June 30, 2021 and 2020, respectively, and approximately $5.7 million and $4.7 million during the six months ended June 30, 2021 and 2020, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.
16. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and RSUs. For the three and six months ended June 30, 2020, no restricted shares or options to purchase shares were included in the computation of net income (loss) per share because to do so would be anti-dilutive. The following table summarizes the dilutive effect of RSUs and options to purchase common stock for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Weighted average common shares—basic	43,110,191	43,463,235	43,147,599	43,832,144
Dilutive effect of restricted stock units	198,165	—	299,425	—
Dilutive effect of stock options	—	—	24,592	—
Weighted average common shares—diluted	43,308,356	43,463,235	43,471,616	43,832,144
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate.  The initial authorization, approved in November 2015, authorized up to $50 million of purchases in the aggregate of its common stock. In the three and six months ended June 30, 2021, the Company purchased 358,047 and 440,218 shares of its outstanding common stock for approximately $11.6 million and $14.2 million, respectively. The Company purchased no shares during the three months ended June 30, 2020 and 1,253,650 shares of its outstanding common stock for approximately $31.6 million during the six months ended June 30, 2020. As of June 30, 2021, the Company has approximately $147.5 million remaining under the repurchase authorization.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
17. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost are as follows (dollars in thousands):

	Pension Plans
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Service costs	$320	$310	$650	$630
Interest costs	200	230	400	470
Expected return on plan assets	(390)	(360)	(780)	(730)
Amortization of net loss	230	230	460	450
Net periodic benefit cost	$360	$410	$730	$820
The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of operations.
The Company contributed approximately $0.7 million and $2.2 million to its defined benefit pension plans during the three and six months ended June 30, 2021, respectively. The Company expects to contribute approximately $3.6 million to its defined benefit pension plans for the full year 2021.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
18. Other Comprehensive Income (Loss)
Changes in AOCI by component for the six months ended June 30, 2021 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2020	$(8,620)	$(3,580)	$6,580	$(5,620)
Net unrealized gains (losses) arising during the period (a)	—	3,330	(2,020)	1,310
Less: Net realized losses reclassified to net income (b)	(310)	—	—	(310)
Net current-period other comprehensive income (loss)	310	3,330	(2,020)	1,620
Balance, June 30, 2021	$(8,310)	$(250)	$4,560	$(4,000)
__________________________
(a)     Derivative instruments, net of income tax of approximately $1.1 million. See Note 10, "Derivative Instruments," for further details.
(b)     Defined benefit plans, net of income tax of approximately $0.1 million. See Note 17, "Defined Benefit Plans," for further details.
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
(b)     Defined benefit plans, net of income tax of approximately $0.1 million. See Note 17, "Defined Benefit Plans," for further details.
19. Income Taxes
The effective income tax rate for the three months ended June 30, 2021 and 2020 was (0.3)% and 26.1%, respectively. The rate for the three months ended June 30, 2021 is lower than in the prior year primarily as a result of the recognition of approximately $3.0 million of deferred tax benefits in Italy, the majority of which related to a reduction in deferred tax liabilities in connection with certain tax incentives.
The effective income tax rate for the six months ended June 30, 2021 and 2020 was 11.8% and 49.2%, respectively. The rate for the six months ended June 30, 2021 is lower than in the prior year primarily as a result of the recognition of approximately $3.0 million of deferred tax benefits in Italy, the majority of which related to a reduction in deferred tax liabilities in connection with certain tax incentives. The rate for the six months ended June 30, 2020 was impacted by a decrease in profitability resulting from various realignment charges as well as an expense for a change in the Company’s accounting policy for asbestos-related defense costs.

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
In March 2020, the President of the United States declared the coronavirus ("COVID-19") outbreak a national emergency, as the World Health Organization determined it was a pandemic. In response to the COVID-19 pandemic, federal, provincial, state, county and local governments and public health organizations or authorities around the world implemented a variety of measures intended to control the spread of the virus, including quarantines, "shelter-in-place" or "stay-at-home" and similar orders, travel restrictions, business curtailments and closures, social distancing, personal hygiene requirements, and other measures.
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
Our divisions were impacted in 2020 at differing levels and times, beginning with our Asian facilities and strategic supply network, both primarily in China, in late January, followed by our European (primarily Italy) and North American facilities in February and March. We implemented new work rules and processes, which promote social distancing and increased hygiene to ensure the safety of our employees, particularly at our production facilities. These measures, while not easily quantifiable, have increased the level of manufacturing inefficiencies due to elevated levels of absenteeism, resulting in less efficient production scheduling and, in certain cases, short-term idling of production. We expect that we will continue to operate with these protocols in place, which have impacted our results since early 2020.
Overall, our second quarter 2021 net sales increased approximately $19.4 million, or 9.7%, compared to second quarter 2020, primarily as a result of acquisitions in our Packaging segment and as a result of increased industrial demand in our Specialty Products segment. Sales in our Packaging segment related to dispensing and closure products we supply that are used in applications to fight the spread of germs continue at very high levels, but, as expected, lower than second quarter 2020 levels when there was a significant spike in demand at the onset of the pandemic.
The most significant drivers affecting our results of operations and our financial position in second quarter 2021 compared with second quarter 2020, other than as directly impacted by demand level changes as a result of the COVID-19 pandemic, were a change in accounting policy for asbestos-related defense costs in second quarter 2020, the refinancing of our long-term debt agreements in 2021, the impact of our recent acquisitions, increases in the cost of certain raw materials, our realignment actions, and a decrease in our effective tax rate primarily as a result of the recognition of deferred tax benefits in Italy.

In second quarter 2020, we elected to change our accounting policy for asbestos-related defense costs from accruing for probable and reasonably estimable defense costs associated with known claims expected to settle to accruing for all future defense costs for both known and unknown claims, which we now believe can be reasonably estimated. This accounting change has been reflected as a change in accounting estimate effected by a change in accounting principle. We recorded a non-cash, pre-tax charge for asbestos-related costs of approximately $23.4 million in the three months ended June 30, 2020, which is included in selling, general and administrative expenses.
In March 2021, we refinanced our long-term debt, issuing $400 million principal amount of 4.125% senior unsecured notes due April 15, 2029 ("2029 Senior Notes") at par value in a private placement offering, and amending our existing credit agreement ("Credit Agreement"), extending the maturity to March 2026. We used the proceeds from the 2029 Senior Notes offering to pay fees and expenses of approximately $5.1 million related to the offering and approximately $1.1 million related to amending the Credit Agreement. The remaining cash proceeds from the 2029 Senior Notes were used for general corporate purposes, including repaying all outstanding revolving credit facility borrowings. In April 2021, we completed the refinancing, redeeming all of our outstanding senior notes due October 2025 ("2025 Senior Notes"), paying cash for the entire $300.0 million outstanding principal amount plus $7.3 million as a redemption premium. The $5.1 million of fees and expenses related to the 2029 Senior Notes were capitalized as debt issuance costs, while the $7.3 million redemption premium as well as approximately $3.0 million of unamortized debt issuance costs associated with the 2025 Senior Notes were expensed in the second quarter of 2021.
In December 2020, we completed the acquisition of Affaba & Ferrari Srl ("Affaba & Ferrari"), which specializes in the design, development and manufacture of precision caps and closures for food & beverage and industrial product applications, for an aggregate amount of approximately $98.4 million, net of cash acquired, subject to normal course adjustments, which are expected to be completed in third quarter 2021. Affaba & Ferrari, which is reported in the Company's Packaging segment, operates out of a highly automated manufacturing facility and support office located in Borgo San Giovanni, Italy. Affaba & Ferrari contributed approximately $9.9 million of net sales during second quarter 2021.
In first quarter 2021, we began experiencing an increase in material costs compared with 2020 levels, primarily for resin-based raw materials and components, as well as for certain types of steel. These material costs further increased during second quarter 2021. We have escalator/de-escalator clauses in our commercial contracts with certain of our customers, or can modify prices based on market conditions, and we have been taking actions to recover the increased cost of raw materials. We estimate that due to the lag in timing between incurring the cost increases and recovering via commercial actions, our operating profit was negatively impacted by approximately $4 million and $6 million in the three and six months ended June 30, 2021, respectively, compared with 2020, primarily in our Packaging segment.
Since second quarter 2020, we have been executing certain realignment actions in response to reductions in current and expected future end market demand following the onset of the COVID-19 pandemic. In second quarter 2021, we continued our facility consolidation initiatives within our Packaging and Aerospace segments and also reorganized our corporate office finance group. As a result of these realignment efforts, we recorded pre-tax facility consolidation and employee separation costs of approximately $0.7 million and $3.5 million, respectively, during second quarter 2021. In second quarter 2020, we recorded non-cash charges of approximately $13.2 million related to inventory reductions, primarily as a result of a strategic decision in our Arrow Engine division to streamline its product line offering. We also recorded charges of approximately $2.2 million related to certain production equipment removed from service given reduced demand levels and reduced our employment levels given lower customer demand, incurring approximately $3.1 million in severance charges.
Our effective tax rate in second quarter 2021 was (0.3)%, compared to 26.1% in second quarter of 2020. The rate for the second quarter 2021 is lower than in the prior year primarily as a result of the recognition of approximately $3.0 million of deferred tax benefits in Italy, the majority of which related to a reduction in deferred tax liabilities in connection with certain tax incentives.

Additional Key Risks that May Affect Our Reported Results
We expect the COVID-19 pandemic will continue to impact us in the future at varying degrees. We expect the robust customer demand, compared with pre-pandemic demand levels, for our Packaging segment's dispensing pumps and closure products used in personal care and home care applications will continue, as we believe there is a positive secular trend focused on consumers' desire to stop the spread of germs and improve personal hygiene. We are actively collaborating with our customers and strategic supply partners to manage production capacity and supply chain availability as efficiently as possible. Industrial demand in North America was lower in 2020 compared to previous levels, and while demand levels increased in second quarter 2021, we are uncertain how and at what level demand will be impacted as governmental, travel or other restrictions are lifted, particularly in North America, where orders for our industrial cylinders, for example, are heavily influenced by the levels of construction and HVAC activity. We expect the aerospace market to continue to experience severe dislocation going forward, as except for the significant stocking order for certain of our products received during 2021, our sales levels would be significantly lower than historical levels. With the current travel restrictions and significant drop in passenger miles, aircraft manufacturers have slowed production, and since second quarter 2020 we have experienced a significant drop in aerospace-related sales related to new commercial airplane builds compared to prior levels. We expect, except as favorably impacted by the customer stocking orders in 2021, lower levels of sales and related production to continue for the foreseeable future.
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
Despite the potential decline in future demand levels and results of operations as a result of the COVID-19 pandemic, at present, we believe our capital structure is in a solid position, even more so following our 2021 debt refinancing. We have ample cash and available liquidity under our revolving credit facility to meet our debt service obligations, capital expenditure requirements and other short-term and long-term obligations for the foreseeable future.
The extent of the COVID-19 pandemic's effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the COVID-19 pandemic, the actions taken to contain or mitigate its impact, timing of widespread vaccine availability, and the resumption of normalized global economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations.
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
We are sensitive to price movements and availability of our raw materials supply. Our largest raw material purchases are for resins (such as polypropylene and polyethylene), steel, aluminum and other oil and metal-based purchased components. In addition to the factors affecting our second quarter 2021 results, there has been some volatility over the past two years as a direct and indirect result of foreign trade policy, where tariffs on certain of our commodity-based products sourced from Asia have been instituted, and certain North American suppliers have opportunistically increased their prices. We will continue to take actions, to mitigate such increases, including implementing commercial pricing adjustments, resourcing to alternate suppliers and insourcing of previously sourced products to better leverage our global manufacturing footprint. Although we believe we are generally able to mitigate the impact of higher commodity costs over time, we may experience additional material costs and disruptions in supply in the future and may not be able to pass along higher costs to our customers in the form of price increases or otherwise mitigate the impacts to our operating results.

Although we have escalator/de-escalator clauses in commercial contracts with certain of our customers, or can modify prices based on market conditions to recover higher costs, our price increases generally lag the underlying material cost increase, and we cannot be assured of full cost recovery in the open market.
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
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In 2020, our Board of Directors increased the authorization of share repurchases to a cumulative amount of $250 million. During second quarter 2021, we purchased 358,047 shares of our outstanding common stock for approximately $11.6 million. As of June 30, 2021, we had approximately $147.5 million remaining under the repurchase authorization. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Three months ended June 30,
	2021	As a Percentage of Net Sales	2020	As a Percentage of Net Sales
Net Sales
Packaging	$139,630	63.8%	$128,830	64.6%
Aerospace	44,560	20.3%	42,610	21.3%
Specialty Products	34,800	15.9%	28,110	14.1%
Total	$218,990	100.0%	$199,550	100.0%
Gross Profit (Loss)
Packaging	$40,490	29.0%	$37,850	29.4%
Aerospace	9,310	20.9%	2,670	6.3%
Specialty Products	8,230	23.6%	(3,290)	(11.7)%
Total	$58,030	26.5%	$37,230	18.7%
Selling, General and Administrative Expenses
Packaging	$12,640	9.1%	$13,810	10.7%
Aerospace	7,190	16.1%	6,880	16.1%
Specialty Products	2,220	6.4%	2,650	9.4%
Corporate	10,410	N/A	32,040	N/A
Total	$32,460	14.8%	$55,380	27.8%
Operating Profit (Loss)
Packaging	$27,850	19.9%	$24,040	18.7%
Aerospace	2,120	4.8%	(4,210)	(9.9)%
Specialty Products	6,010	17.3%	(5,940)	(21.1)%
Corporate	(10,410)	N/A	(32,040)	N/A
Total	$25,570	11.7%	$(18,150)	(9.1)%
Depreciation
Packaging	$5,230	3.7%	$5,050	3.9%
Aerospace	1,810	4.1%	2,070	4.9%
Specialty Products	910	2.6%	960	3.4%
Corporate	30	N/A	30	N/A
Total	$7,980	3.6%	$8,110	4.1%
Amortization
Packaging	$2,400	1.7%	$2,320	1.8%
Aerospace	2,880	6.5%	2,860	6.7%
Specialty Products	110	0.3%	120	0.4%
Corporate	—	N/A	—	N/A
Total	$5,390	2.5%	$5,300	2.7%

The following table summarizes financial information for our reportable segments for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six months ended June 30,
	2021	As a Percentage of Net Sales	2020	As a Percentage of Net Sales
Net Sales
Packaging	271,720	63.8%	228,880	59.9%
Aerospace	89,170	21.0%	91,530	23.9%
Specialty Products	64,830	15.2%	61,930	16.2%
Total	$425,720	100.0%	$382,340	100.0%
Gross Profit
Packaging	74,360	27.4%	66,530	29.1%
Aerospace	20,280	22.7%	14,580	15.9%
Specialty Products	14,720	22.7%	2,490	4.0%
Total	$109,360	25.7%	$83,600	21.9%
Selling, General and Administrative Expenses
Packaging	25,210	9.3%	24,210	10.6%
Aerospace	13,660	15.3%	13,710	15.0%
Specialty Products	4,190	6.5%	5,000	8.1%
Corporate	19,620	N/A	39,000	N/A
Total	$62,680	14.7%	$81,920	21.4%
Operating Profit (Loss)
Packaging	49,150	18.1%	42,320	18.5%
Aerospace	6,620	7.4%	870	1.0%
Specialty Products	10,530	16.2%	(2,510)	(4.1)%
Corporate	(19,620)	N/A	(39,000)	N/A
Total	$46,680	11.0%	$1,680	0.4%
Depreciation
Packaging	10,400	3.8%	9,140	4.0%
Aerospace	3,590	4.0%	3,760	4.1%
Specialty Products	1,780	2.7%	1,800	2.9%
Corporate	60	N/A	70	N/A
Total	$15,830	3.7%	$14,770	3.9%
Amortization
Packaging	4,800	1.8%	4,650	2.0%
Aerospace	5,760	6.5%	5,260	5.7%
Specialty Products	220	0.3%	240	0.4%
Corporate	—	N/A	—	N/A
Total	$10,780	2.5%	$10,150	2.7%

Results of Operations
The principal factors impacting us during the three months ended June 30, 2021, compared with the three months ended June 30, 2020, were:
•the impact on global business activity of the COVID-19 pandemic;
•a change in our accounting policy for asbestos-related defense costs in second quarter 2020;
•the impact of our debt refinancing activities;
•the impact of our recent acquisitions, primarily Affaba & Ferrari in December 2020;
•the impact of material cost increases, primarily resin-related;
•the impact of our realignment actions; and
•a decrease in our effective tax rate from the recognition of certain discrete tax items in second quarter 2021.

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
Overall, net sales increased approximately $19.4 million, or 9.7%, to $219.0 million for the three months ended June 30, 2021, as compared with $199.6 million in the three months ended June 30, 2020. Our acquisitions added approximately $9.9 million of sales. Organic sales, excluding the impact of currency exchange and acquisitions, increased approximately $4.9 million, as increases in our Aerospace and Specialty Products segments were partially offset by the expected decline in organic sales in our Packaging segment as the high demand levels for products that help fight the spread of germs decreased compared with the record-high levels in prior year. In addition, net sales increased by approximately $4.6 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of a weakening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 26.5% and 18.7% for the three months ended June 30, 2021 and 2020, respectively. Gross profit margin increased primarily due to the impact of higher realignment costs of $15.1 million in the second quarter of 2020 as compared to 2021, the impact of a non-cash purchase accounting charge in the second quarter of 2020 that did not repeat in 2021, as well as favorable foreign currency exchange. These increases were partially offset by an increase in material costs in the second quarter of 2021, primarily for resin-based materials. We estimate that due to the lag in timing between incurring the material cost increases and recovering via commercial actions, our gross profit was negatively impacted by approximately $4 million.
Operating profit (loss) margin (operating profit as a percentage of sales) approximated 11.7% and (9.1)% for the three months ended June 30, 2021 and 2020, respectively. Operating profit (loss) increased approximately $43.7 million to an operating profit of approximately $25.6 million in the three months ended June 30, 2021, from an operating loss of approximately $18.2 million for the three months ended June 30, 2020. Operating profit margin and dollars increased primarily as a result of a non-cash, pre-tax charge for asbestos-related costs of approximately $23.4 million in the second quarter of 2020 due to a change in accounting policy that did not repeat in 2021, as well as due to higher realignment costs of $14.3 million in the second quarter of 2020 as compared to 2021 and higher sales levels. These increases were partially offset by an increase in material costs.
Interest expense decreased approximately $0.1 million, to $4.1 million, for the three months ended June 30, 2021, as compared to approximately $4.2 million for the three months ended June 30, 2020, respectively, as lower weighted average borrowings more than offset an increase in our interest rates.
We incurred approximately $10.3 million of debt financing and related expense for the three months ended June 30, 2021 related to expenses incurred associated with the redemption of our 2025 Senior Notes.
Other income decreased approximately $0.5 million to approximately $0.7 million for the three months ended June 30, 2021, as compared to approximately $1.1 million for the three months ended June 30, 2020, primarily due to a decrease in foreign currency gains.
The effective income tax rate for the three months ended June 30, 2021 and 2020 was (0.3)% and 26.1%, respectively. We recorded nominal income tax benefit for the three months ended June 30, 2021 as compared to approximately $5.6 million for the three months ended June 30, 2020. The rate for the three months ended June 30, 2021 is lower than in the prior year primarily as a result of the recognition of approximately $3.0 million of deferred tax benefits in Italy, the majority of which related to a reduction in deferred tax liabilities in connection with certain tax incentives.
Net income (loss) increased approximately $27.5 million, to net income of $11.8 million for the three months ended June 30, 2021, as compared to a net loss of $15.7 million for the three months ended June 30, 2020. The increase was primarily the result of an increase in operating profit (loss) of approximately $43.7 million, partially offset by debt financing and related expenses of approximately $10.3 million, a decrease in the income tax benefit of approximately $5.5 million and a decrease in other income of approximately $0.5 million.
See below for a discussion of operating results by segment.
Packaging. Net sales increased approximately $10.8 million, or 8.4%, to $139.6 million in the three months ended June 30, 2021, as compared to $128.8 million in the three months ended June 30, 2020. Affaba & Ferrari, acquired in December 2020, contributed approximately $9.9 million of sales in the second quarter of 2021. Sales of dispensing products used in applications that help fight the spread of germs decreased by approximately $4.7 million, as demand in the second quarter of 2021, while still above historical levels, was lower than demand in second quarter 2020, which we believe was at peak levels following the onset of the COVID-19 pandemic. Net sales also increased by approximately $4.6 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies.

Gross profit increased approximately $2.6 million to $40.5 million, or 29.0% of sales, in the three months ended June 30, 2021, as compared to $37.9 million, or 29.4% of sales, in the three months ended June 30, 2020, primarily due to increased sales levels and approximately $1.5 million of currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies. During the second quarter of 2021, we recognized approximately $0.3 million of realignment costs primarily related to the closure of our Union City, California manufacturing facility and consolidation into our Indianapolis, Indiana and Woodridge, Illinois facilities as compared to $0.9 million of realignment costs in the second quarter of 2020, primarily related to the disposal of certain equipment removed from service. In addition, we recognized an approximate $0.8 million purchase accounting non-cash charge related to our 2020 acquisition of Rapak for the step-up of inventory to fair value and subsequent amortization during the three months ended June 30, 2020 that did not repeat in 2021. These increases were partially offset by approximately $4 million of higher material costs (primarily resin) than were recovered via sales price increases in the second quarter of 2021, and a less favorable product sales mix.
Selling, general and administrative expenses decreased approximately $1.2 million to $12.6 million, or 9.1% of sales, in the three months ended June 30, 2021, as compared to $13.8 million, or 10.7% of sales, in the three months ended June 30, 2020, due to approximately $1.4 million in charges associated with second quarter 2020 realignment actions, primarily for severance, that did not repeat in 2021.
Operating profit increased approximately $3.8 million to $27.9 million, or 19.9% of sales, in the three months ended June 30, 2021, as compared to $24.0 million, or 18.7% of sales, in the three months ended June 30, 2020, primarily due to higher sales levels, favorable currency exchange, lower realignment costs, and the impact of purchase accounting adjustments in the second quarter of 2020 that did not repeat in 2021. These increases were partially offset by the impact of higher material costs and a less favorable product sales mix.
Aerospace.    Net sales for the three months ended June 30, 2021 increased approximately $2.0 million, or 4.6%, to $44.6 million, as compared to $42.6 million in the three months ended June 30, 2020. Sales of our engineered components increased by approximately $1.1 million primarily due to timing of end market demand. Sales of our fasteners products increased by approximately $0.9 million, as the impact of stocking orders for specialized fasteners of approximately $7.9 million was mostly offset by a decline in overall market-related demand resulting from current and expected future reduced air travel due to the COVID-19 pandemic.
Gross profit increased approximately $6.6 million to $9.3 million, or 20.9% of sales, in the three months ended June 30, 2021, from $2.7 million, or 6.3% of sales, in the three months ended June 30, 2020, due primarily to realignment actions taken in the second quarter of 2020 to protect against uncertain end market demand and other adverse effects following the outbreak of the COVID-19 pandemic, resulting in charges of approximately $4.2 million related to inventory reductions, approximately $1.7 million related to severance and approximately $0.3 million related to production equipment removed from service. Gross profit also improved due to a more favorable product sales mix and the impact of an approximate $1.5 million purchase accounting non-cash charge related to our 2020 acquisition of RSA Engineered Products ("RSA") for the step-up of inventory to fair value and subsequent amortization during the three months ended June 30, 2020 that did not repeat in 2021. Partially offsetting these year-over-year improvements was a decline in gross profit due to lower absorption of fixed costs and production inefficiencies driven by the COVID-19 pandemic, as well as approximately $0.6 million of realignment actions taken related to facility consolidations.
Selling, general and administrative expenses increased approximately $0.3 million to approximately $7.2 million, or 16.1% of sales, in the three months ended June 30, 2021, as compared to $6.9 million, or 16.1% of sales, in the three months ended June 30, 2020, primarily due to higher third party expenses.
Operating profit (loss) increased approximately $6.3 million to an operating profit of approximately $2.1 million, or 4.8% of sales, in the three months ended June 30, 2021, as compared to an operating loss of $4.2 million, or 9.9% of sales, in the three months ended June 30, 2020, primarily due to lower year-over-year realignment charges, a more favorable product sales mix and the recognition of a purchase accounting adjustment related to RSA's step-up to fair value and subsequent amortization during the second quarter of 2020 that did not repeat in 2021, partially offset by lower absorption of fixed costs, production inefficiencies and higher selling, general and administrative expenses.
Specialty Products.   Net sales for the three months ended June 30, 2021 increased approximately $6.7 million, or 23.8%, to $34.8 million, as compared to $28.1 million in the three months ended June 30, 2020. Sales of our cylinder products increased approximately $5.0 million, due to higher demand for steel cylinders in North America as industrial activity begins to increase following the previous lower levels a year ago as a result of the COVID-19 pandemic. Sales of engines, compressors and related parts used in upstream oil and gas applications increased by approximately $1.7 million, primarily as a result of higher oil-field activity in North America. The second quarter of 2020 included approximately $0.7 million of sales related to the liquidation of non-core inventory following our strategic decision to streamline Arrow Engine's product line offering.

Gross profit increased approximately $11.5 million to $8.2 million, or 23.6% of sales, in the three months ended June 30, 2021, as compared to $3.3 million, or 11.7% of sales, in the three months ended June 30, 2020. During the second quarter of 2020, we executed certain realignment actions in response to reduced end market demand as a result of the COVID-19 pandemic, resulting in approximately $9.0 million of non-cash charges, primarily related to Arrow Engine streamlining its product line offering and liquidating the non-core inventory, which did not repeat in 2021. In addition, gross profit increased in the second quarter of 2021 due to higher sales levels, while margins further improved due to favorable product sales mix and leveraging the previous realignment actions.
Selling, general and administrative expenses decreased approximately $0.4 million to $2.2 million, or 6.4% of sales, in the three months ended June 30, 2021, as compared to $2.7 million, or 9.4% of sales, in the three months ended June 30, 2020, as we incurred selling, general and administrative realignment expenses of approximately $0.7 million in the second quarter of 2020 related to severance as we reduced our employment levels.
Operating profit (loss) increased approximately $12.0 million to an operating profit of $6.0 million, or 17.3% of sales, in the three months ended June 30, 2021, as compared to an operating loss of $5.9 million, or 21.1% of sales, in the three months ended June 30, 2020, primarily due to the impact of the second quarter 2020 realignment costs that did not repeat in 2021, as well as higher sales and related profit conversion leveraging the 2020 realignment actions.
Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended June 30,
	2021	2020
Corporate operating expenses	$6.6	$5.6
Non-cash stock compensation	3.3	2.8
Legacy expenses	0.5	23.6
Corporate expenses	$10.4	$32.0
Corporate expenses decreased approximately $21.6 million to approximately $10.4 million for the three months ended June 30, 2021, from approximately $32.0 million for the three months ended June 30, 2020, primarily as a result of the $23.4 million non-cash charge recorded in second quarter 2020 due to the change of our accounting policy for asbestos-related defense costs. Corporate operating expenses increased primarily as a result of realignment charges recorded in the second quarter 2021 relating to the corporate office finance group reorganization.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Overall, net sales increased approximately $43.4 million, or 11.3%, to $425.7 million for the six months ended June 30, 2021, as compared with $382.3 million in the six months ended June 30, 2020, primarily as a result of acquisitions, which added approximately $27.6 million of sales. Organic sales, excluding the impact of currency exchange and acquisitions, increased approximately $8.4 million, as a sales increase of $12.1 million in our Packaging segment, primarily for dispensing products used in applications that help fight the spread of germs, and an increase of $2.9 million in our Specialty Products segment, primarily for steel cylinders used in industrial applications in North America, were partially offset by $6.6 million lower sales in our Aerospace segment, primarily due to lower demand as a result of the COVID-19 pandemic. In addition, net sales increased by approximately $7.4 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of a weakening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 25.7% and 21.9% for the six months ended June 30, 2021 and 2020, respectively. Gross profit margin increased primarily due to the impact of higher realignment costs of $13.3 million in the first half of 2020 as compared to 2021, the impact of non-cash purchase accounting charges in the first half of 2020 that did not repeat in 2021, as well as favorable foreign currency exchange. This increase was partially offset by an increase in material costs in the first half of 2021, primarily for resin-based materials. We estimate that due to the lag in timing between incurring the material cost increases and recovering via commercial actions, our gross profit was negatively impacted by approximately $6 million.

Operating profit margin (operating profit as a percentage of sales) approximated 11.0% and 0.4% for the six months ended June 30, 2021 and 2020, respectively. Operating profit increased approximately $45.0 million, to $46.7 million for the six months ended June 30, 2021, compared to $1.7 million for the six months ended June 30, 2020. Operating profit margin and dollars increased primarily as a result of a non-cash, pre-tax charge for asbestos-related costs of approximately $23.4 million in the second quarter of 2020 due to a change in accounting policy that did not repeat in 2021, as well as due to higher realignment costs of $10.3 million in the second quarter of 2020 as compared to 2021 and higher sales levels. These increases were partially offset by an increase in material costs.
Interest expense decreased approximately $0.1 million, to $7.7 million, for the six months ended June 30, 2021, as compared to $7.8 million for the six months ended June 30, 2020, as lower weighted average borrowings more than offset an increase in our interest rates. We drew $150 million on our revolving credit facility in first quarter 2020 to ensure availability of cash on hand, but subsequently repaid this amount late in second quarter 2020.
We incurred approximately $10.5 million of debt financing and related expense for the six months ended June 30, 2021, of which approximately $10.3 million was related to expenses incurred associated with the redemption of our 2025 Senior Notes and approximately $0.2 million related to the write-off of previously capitalized deferred financing fees associated with our Credit Agreement.
Other income (expense), net decreased approximately $1.3 million, to $0.3 million of other expense for the six months ended June 30, 2021, from $1.1 million of other income, net for the six months ended June 30, 2020, primarily due to a year-over-year increase in losses on transactions denominated in foreign currencies.
The effective income tax rate for the six months ended June 30, 2021 and 2020 was 11.8% and 49.2%, respectively. We recorded tax expense of approximately $3.3 million for the six months ended June 30, 2021 as compared to a tax benefit of approximately $2.5 million for the six months ended June 30, 2020. The rate for the six months ended June 30, 2021 is lower than in the prior year primarily as a result of the recognition of approximately $3.0 million of deferred tax benefits in Italy, the majority of which related to a reduction in deferred tax liabilities in connection with certain tax incentives. The rate for the six months ended June 30, 2020 was impacted by a decrease in profitability resulting from various realignment charges as well as an expense for a change in the Company’s accounting policy for asbestos-related defense costs.
Net income increased by approximately $27.5 million, to net income of $24.9 million for the six months ended June 30, 2021, compared to a net loss of $2.6 million for the six months ended June 30, 2020. The increase was primarily the result of an increase in operating profit of approximately $45.0 million, partially offset by debt financing and related expenses of approximately $10.5 million, an increase in the income tax benefit (expense) of approximately $5.8 million and a decrease in other income (expense) of approximately $1.3 million.
See below for a discussion of operating results by segment.
Packaging.   Net sales increased approximately $42.8 million, or 18.7%, to $271.7 million in the six months ended June 30, 2021, as compared to $228.9 million in the six months ended June 30, 2020. Acquisition-related sales growth was approximately $23.3 million, comprised of $18.0 million of sales from our December 2020 acquisition of Affaba & Ferrari and $5.3 million resulting from the January through March 2021 sales of our April 2020 acquisition of Rapak. Sales of dispensing products used in beauty and personal care and home care applications that help fight the spread of germs increased by approximately $4.1 million, primarily for personal hygiene applications, as demand rose, in part, due to the COVID-19 pandemic. Sales of products used in industrial markets increased by approximately $3.2 million, primarily as a result of higher demand from the drums and metal closure markets in North America. Sales of products used in food and beverage markets increased by approximately $2.0 million, as the sub-markets in which many of these products are used, such as vending machines in exercise facilities, began to rebound from prior pandemic-related shutdowns. Net sales also increased by approximately $7.4 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies.

Packaging's gross profit increased approximately $7.8 million to $74.4 million, or 27.4% of sales, in the six months ended June 30, 2021, as compared to $66.5 million, or 29.1% of sales, in the six months ended June 30, 2020, primarily due to increased sales levels and approximately $2.5 million of currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies. In addition, we recognized an approximate $0.8 million purchase accounting non-cash charge related to the step-up of Rapak's inventory to fair value and subsequent amortization during the three months ended June 30, 2020 that did not repeat in 2021. These increases were partially offset by approximately $6 million of higher material costs (primarily resin) than were recovered via sales price increases in the first half of 2021. During the first half of 2021, we recognized approximately $1.6 million of realignment costs primarily related to the closure of our Union City, California manufacturing facility and consolidation into our Indianapolis, Indiana and Woodridge, Illinois facilities as compared to $0.9 million of realignment costs in the second quarter of 2020, primarily related to the disposal of certain equipment removed from service. In addition, we recognized an approximate $0.8 million purchase accounting non-cash charge related to the step-up of Affaba & Ferrari's inventory to fair value and subsequent amortization in the first half of 2021.
Packaging's selling, general and administrative expenses increased approximately $1.0 million to $25.2 million, or 9.3% of sales, in the six months ended June 30, 2021, as compared to $24.2 million, or 10.6% of sales, in the six months ended June 30, 2020, primarily due to higher ongoing selling, general and administrative costs associated with our acquisitions, partially offset by approximately $1.4 million in charges associated with first half 2020 realignment actions, primarily for severance, that did not repeat in the first half of 2021.
Packaging's operating profit increased approximately $6.8 million to $49.2 million, or 18.1% of sales, in the six months ended June 30, 2021, as compared to $42.3 million, or 18.5% of sales, in the six months ended June 30, 2020, primarily due to higher sales levels and favorable currency exchange. These increases were partially offset by the impact of higher material costs, incremental realignment charges and higher selling, general and administrative expenses.
Aerospace.    Net sales for the six months ended June 30, 2021 decreased approximately $2.4 million, or 2.6%, to $89.2 million, as compared to $91.5 million in the six months ended June 30, 2020. RSA, acquired in February 2020, added approximately $4.3 million of sales for January and February 2021. While sales of our fastener products benefited from approximately $13.9 million of customers' stocking orders for specialized fasteners in the first six months of 2021, sales of our fastener and engineered components products declined by approximately $4.4 million and $2.3 million, respectively, both due to the lower demand resulting from current and expected future reduced air travel due to the COVID-19 pandemic.
Gross profit within Aerospace increased approximately $5.7 million to $20.3 million, or 22.7% of sales, in the six months ended June 30, 2021, from $14.6 million, or 15.9% of sales, in the six months ended June 30, 2020, due primarily to realignment actions taken in the second quarter of 2020 to protect against uncertain end market demand and other adverse effects following the outbreak of the COVID-19 pandemic, resulting in charges of approximately $4.2 million related to inventory reductions, approximately $1.7 million related to severance and approximately $0.3 million related to production equipment removed from service. Gross profit also improved due to a more favorable product sales mix and the impact of an approximate $2.0 million purchase accounting non-cash charge related to the step-up of RSA's inventory to fair value and subsequent amortization during the six months ended June 30, 2020 that did not repeat in 2021. Partially offsetting these improvements was a decline in gross profit due to lower absorption of fixed costs and production inefficiencies driven by the COVID-19 pandemic and by approximately $1.1 million due to realignment actions taken related to facility consolidations.
Selling, general and administrative expenses was flat at $13.7 million, or 15.3% of sales, in the six months ended June 30, 2021, as compared to $13.7 million, or 15.0% of sales, in the six months ended June 30, 2020, as the impact of higher ongoing selling, general and administrative costs associated with our acquisition of RSA was offset by cost reduction efforts to mitigate the impact of lower sales levels
Operating profit (loss) within Aerospace increased approximately $5.8 million to an operating profit of $6.6 million, or 7.4% of sales, in the six months ended June 30, 2021, as compared to an operating loss of $0.9 million, or 1.0% of sales, in the six months ended June 30, 2020, primarily due to lower realignment charges, a more favorable product sales mix and the recognition of a purchase accounting adjustment related to RSA's step-up to fair value and subsequent amortization during the first half of 2020 that did not repeat in 2021, partially offset by lower fixed cost absorption and production inefficiencies.
Specialty Products.    Net sales for the six months ended June 30, 2021 increased approximately $2.9 million, or 4.7%, to $64.8 million, as compared to $61.9 million in the six months ended June 30, 2020. Sales of our cylinder products increased approximately $1.9 million, due to higher demand for steel cylinders in North America as industrial activity began to increase in second quarter 2021 following the previous lower levels in 2020 as a result of the pandemic. Sales of engines, compressors and related parts used in upstream oil and gas applications increased by approximately $1.0 million, primarily as a result of higher oil-field activity in North America. Our sales in the first six months of 2020 included approximately $0.7 million related to the liquidation of non-core inventory following our strategic decision to streamline Arrow Engine's product line offering.

Gross profit within Specialty Products increased approximately $12.2 million to $14.7 million, or 22.7% of sales, in the six months ended June 30, 2021, as compared to $2.5 million, or 4.0% of sales, in the six months ended June 30, 2020. During the six months ended June 30, 2020, we executed certain realignment actions in response to reduced end market demand as a result of the COVID-19 pandemic, resulting in approximately $9.0 million of non-cash charges, primarily related to Arrow Engine streamlining its product line offering and liquidating the non-core inventory, which did not repeat in 2021. In addition, gross profit increased in the six months ended June 30, 2021 due to higher sales levels, while margins further improved due to favorable product sales mix and leveraging the previous realignment actions.
Selling, general and administrative expenses within Specialty Products decreased approximately $0.8 million to $4.2 million, or 6.5% of sales, in the six months ended June 30, 2021, as compared to $5.0 million, or 8.1% of sales, in the six months ended June 30, 2020, as we incurred selling, general and administrative realignment expenses of approximately $0.7 million in the six months ended June 30, 2020 related to severance as we reduced our employment levels.
Operating profit (loss) within Specialty Products increased approximately $13.0 million to an operating profit of $10.5 million, or 16.2% of sales, in the six months ended June 30, 2021, as compared to an operating loss of $2.5 million of operating profit, or 4.1% of sales, in the six months ended June 30, 2020, primarily due to the impact of the first half 2020 realignment costs that did not repeat in 2021, as well as higher sales and related profit conversion leveraging the 2020 realignment actions without the need to add incremental fixed costs.
Corporate.    Corporate expenses, net consist of the following (dollars in millions):

	Six months ended June 30,
	2021	2020
Corporate operating expenses	$13.0	$10.9
Non-cash stock compensation	5.7	4.7
Legacy expenses	0.9	23.4
Corporate expenses	$19.6	$39.0
Corporate expenses decreased approximately $19.4 million to $19.6 million for the six months ended June 30, 2021, from $39.0 million for the six months ended June 30, 2020, primarily as a result of the $23.4 million non-cash charge recorded in second quarter 2020 due to the change of our accounting policy for asbestos-related defense costs. Corporate operating expenses increased primarily as a result of realignment charges related to the corporate office legal and finance groups during the first half of 2021.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were approximately $42.7 million for the six months ended June 30, 2021, as compared to approximately $30.8 million for the six months ended June 30, 2020. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:
•For the six months ended June 30, 2021, the Company generated approximately $72.3 million of cash, based on the reported net income of approximately $24.9 million and after considering the effects of non-cash items related to depreciation, amortization, loss on dispositions of assets, changes in deferred income taxes, debt financing and related expenses, stock-based compensation and other operating activities. For the six months ended June 30, 2020, the Company generated approximately $52.1 million in cash flows based on the reported net loss of approximately $2.6 million and after considering the effects of similar non-cash items and the asbestos-related change in liability estimate.
•Increases in accounts receivable resulted in a use of cash of approximately $22.6 million and $12.3 million for the six months ended June 30, 2021 and 2020, respectively. The increased use of cash for each of the six month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables remained relatively consistent during these periods.
•We increased our investment in inventory by approximately $0.9 million for the six months ended June 30, 2021 and decreased our investment in inventory by approximately $5.3 million for the six months ended June 30, 2020. Our days sales in inventory decreased by approximately ten days in 2021 through solid inventory management even as our 2021 net sales increased above 2020 levels. Our days sales in inventory also decreased by approximately ten days in 2020 compared with 2019 as a result of second quarter 2020 realignment actions to reduce inventory, primarily related to our strategic decision in our Arrow Engine division to streamline its product line offering.
•Increases in prepaid expenses and other assets resulted in a use of cash of approximately $7.4 million for the six months ended June 30, 2021. Decreases in prepaid expenses and other assets resulted in a source of cash of approximately $0.3 million for the six months ended June 30, 2020. These changes were primarily a result of the timing of payments made for income taxes and certain operating expenses.
•An increase in accounts payable and accrued liabilities resulted in a source of cash of approximately $1.4 million for the six months ended June 30, 2021, while a decrease in accounts payable and accrued liabilities resulted in a use of cash of approximately $14.5 million for the six months ended June 30, 2020. Days accounts payable on hand decreased by approximately two days in 2021 compared with a decrease of approximately nine days in 2020, primarily as we paid certain key Packaging vendors more quickly in 2020 to ensure our orders remained a top priority for them given our robust demand levels and minimal available capacity in the marketplace in 2020.
Net cash used for investing activities for the six months ended June 30, 2021 and 2020 was approximately $18.2 million and $102.3 million, respectively. During the first six months of 2021, we invested approximately $18.3 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects. During the first six months of 2020, we invested approximately $9.3 million in capital expenditures and paid approximately $95.2 million, net of cash acquired, to acquire RSA and Rapak. We also received proceeds from disposition of business, property and equipment of approximately $2.1 million.
Net cash provided by financing activities for the six months ended June 30, 2021 was approximately $19.0 million, while net cash used for financing activities was approximately $35.8 million for the six months ended June 30, 2020. During the first six months of 2021, we issued $400.0 million principal amount of senior notes, made net repayments of approximately $48.6 million on our revolving credit facilities, and redeemed $300.0 million principal amount of senior notes. In connection with refinancing our long-term debt, we paid approximately $13.6 million of debt financing fees and redemption premium. We also purchased approximately $14.2 million of outstanding common stock and used a net cash amount of approximately $4.6 million related to our stock compensation arrangements. During the first six months of 2020, we borrowed approximately $1.6 million, net of repayments, on our revolving credit facilities. We also purchased approximately $31.6 million of outstanding common stock and used a net cash amount of approximately $2.6 million related to our stock compensation arrangements.

Our Debt and Other Commitments
In March 2021, we issued the 2029 Senior Notes in a private placement under Rule 144A of the Securities Act of 1933, as amended. We used the proceeds from the 2029 Senior Notes offering to pay fees and expenses of approximately $5.1 million related to the offering and pay fees and expenses of $1.1 million related to amending our Credit Agreement. In connection with the issuance, during the second quarter of 2021, we completed the redemption of our 2025 Senior Notes, paying $300.0 million to retire the outstanding principal amount plus $7.3 million as a redemption premium. The remaining cash proceeds from the 2029 Senior Notes were used for general corporate purposes, including repaying all outstanding revolving credit facility borrowings. The $5.1 million of fees and expenses related to the 2029 Senior Notes were capitalized as debt issuance costs, while the $7.3 million redemption premium as well as approximately $3.0 million of unamortized debt issuance costs associated with the 2025 Senior Notes were recorded as expense within debt financing and related expenses in the accompanying statement of operations in the six months ended June 30, 2021.
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
For the six months ended June 30, 2021, our consolidated subsidiaries that do not guarantee the 2029 Senior Notes represented approximately 28% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented approximately 37% and 49% of the total guarantor and non-guarantor assets and liabilities, respectively, as of June 30, 2021, treating the guarantor and non-guarantor subsidiaries each as a consolidated group.
In March 2021, we amended our Credit Agreement in connection with the issuance of the 2029 Senior Notes to extend the maturity date. We incurred fees and expenses of approximately $1.1 million related to the amendment, all of which were capitalized as debt issuance costs. We also recorded approximately $0.2 million of non-cash expense related to the write-off of previously capitalized deferred financing fees. The Credit Agreement consists of a $300.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies, subject to a $125.0 million sub limit, maturing on March 29, 2026 and is subject to interest at London Interbank Offered Rate ("LIBOR") plus 1.50%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.
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

Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of June 30, 2021. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 1.79 to 1.00 at June 30, 2021. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of June 30, 2021. Our actual interest expense coverage ratio was 12.83 to 1.00 at June 30, 2021. At June 30, 2021, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended June 30, 2021 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended June 30, 2021
Net loss	$(52,280)
Bank stipulated adjustments:
Interest expense	14,520
Income tax expense	(17,370)
Depreciation and amortization	51,460
Impairment charges and asset write-offs	134,600
Non-cash compensation expense(1)	9,150
Non-cash charges for deferred tax asset valuation allowances	250
Other non-cash expenses or losses	1,880
Non-recurring expenses or costs(2)	14,780
Extraordinary, non-recurring or unusual gains or losses	4,150
Effects of purchase accounting adjustments	830
Business and asset dispositions	540
Net losses on early extinguishment of debt	3,000
Permitted acquisitions	3,500
Currency gains and losses	980
Consolidated Bank EBITDA, as defined	$169,990

	June 30, 2021
Total Indebtedness, as defined	$303,750
Consolidated Bank EBITDA, as defined	169,990
Total net leverage ratio	1.79	x
Covenant requirement	4.00	x

Twelve Months Ended June 30, 2021
Interest expense	$14,520
Bank stipulated adjustments:
Interest income	(180)
Non-cash amounts attributable to amortization of financing costs	(1,090)
Total Consolidated Cash Interest Expense, as defined	$13,250

	June 30, 2021
Consolidated Bank EBITDA, as defined	$169,990
Total Consolidated Cash Interest Expense, as defined	13,250
Actual interest expense coverage ratio	12.83	x
Covenant requirement	3.00	x
_____________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to diligence and transaction costs, purchase accounting costs, severance, relocation, restructuring and curtailment expenses.
Our revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. We placed restricted cash on deposit with a financial institution to be held as cash collateral for our outstanding letters of credit; therefore, as of June 30, 2021 and December 31, 2020, we had no letters of credit issued against our revolving credit facility. At June 30, 2021, we had no amounts outstanding under our revolving credit facility and had approximately $300.0 million available after giving effect to letters of credit issued and outstanding. At December 31, 2020, we had $50.5 million amounts outstanding under our revolving credit facility and had approximately $249.5 million available after giving effect to letters of credit issued and outstanding. Our letters of credit, or corresponding restricted cash deposits, are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Our borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of June 30, 2021 and December 31, 2020.
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
Our weighted average borrowings during the first six months of 2021 approximated $403.7 million, compared to approximately $413.6 million during the first six months of 2020. In March 2020, we proactively drew $150 million on our revolving credit facility to ensure availability of cash on hand given the potential uncertainty surrounding the financial markets as a result of the COVID-19 pandemic. We repaid the $150 million during second quarter 2020.
In May 2021, we, through one of our non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings on this loan facility during the three months ended June 30, 2021.
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
The majority of our cash on hand as of June 30, 2021 is located within the U.S., and given available funding under our revolving credit facility of $300.0 million at June 30, 2021 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future.
We are subject to variable interest rates on our revolving credit facility. At June 30, 2021, 1-Month LIBOR approximated 0.10%. At June 30, 2021, we had no amounts outstanding on our revolving credit facility and, therefore, no variable rate-based borrowings outstanding.

In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases, and annual rent expense for continuing operations related thereto approximated $9.4 million in 2020. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
In March 2020, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $250 million in the aggregate, an increase of $100 million from the prior authorization.  In the three and six months ended June 30, 2021, we purchased 358,047 and 440,218 shares of our outstanding common stock for an aggregate purchase price of approximately $11.6 million and $14.2 million, respectively. Since the initial authorization through June 30, 2021 we have purchased 3,694,949 shares of our outstanding common stock for an aggregate purchase price of approximately $102.5 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions, including the potential impact of the COVID-19 pandemic, and other factors.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of June 30, 2021, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $126.5 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 10, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
We are also subject to interest risk as it relates to our long-term debt. See Note 9, "Long-term Debt," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
Common Stock
TriMas is listed in the NASDAQ Global Select Market. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On March 24, 2021, Moody's assigned a Ba3 rating to our 2029 Senior Notes. See Note 9, "Long-term Debt" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also affirmed a Ba2 Corporate Family Rating and maintained its outlook as stable. On March 15, 2021, Standard & Poor's assigned a BB- rating to our 2029 Senior Notes. On February 26, 2021, Standard & Poor's affirmed a BB corporate credit rating and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.

Outlook
It has now been more than one year since the onset of the COVID-19 pandemic. The pandemic has significantly affected each of our businesses and how we operate, albeit in different ways and magnitudes. Sales in our Packaging segment for dispensing and closure products we supply that are used in applications to fight the spread of germs continue to be much stronger than before the pandemic, although, as expected, have declined from peak levels in second quarter 2020 at the onset of the pandemic. Sales in our Specialty Products segment have been depressed by low levels of industrial activity in the U.S., but began to rebound in second quarter 2021. Sales in our Aerospace segment are expected to be lower than historical levels for an indefinite period as a result of low new commercial aircraft builds, but have been boosted by a customer's stocking orders during the first half of 2021.
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
While we experienced increased sales levels during second quarter 2021, as compared to the same period in 2020, we believe there will be a continued period of uncertainty related to demand levels for our other products, whether it be when new aircraft builds will ramp-up that require our fasteners or engineered products or whether industrial demand will continue to improve toward pre-pandemic levels. We expect to continue to mitigate, as much as practical, the impact of low volumes in the most challenged end markets, executing realignment actions as necessary so we are positioned to gain operating leverage when these end markets recover. We believe we remain well positioned to capitalize on the recovery of the aerospace and industrial markets, as well as available market growth opportunities. We believe the continued effectiveness of vaccines, as well as continued measures intended to control the spread of the virus and future variants thereof, are among the most significant factors that could impact demand for our products.
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
During the quarter ended June 30, 2021, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2020.

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
Evaluation of disclosure controls and procedures
As of June 30, 2021, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite this change, there have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize any impact it may have on their design and operating effectiveness.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1, 2021 to April 30, 2021	52,204	$30.92	52,204	$157,453,974
May 1, 2021 to May 31, 2021	228,475	$32.78	228,475	$149,964,638
June 1, 2021 to June 30, 2021	77,368	$31.96	77,368	$147,492,131
Total	358,047	$32.33	358,047	$147,492,131
__________________________
(1)     In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate from its previous authorization of $150 million. The increased authorization includes the value of shares already purchased under the previous authorization. Pursuant to this share repurchase program, during the three months ended June 30, 2021, the Company repurchased 358,047 shares of its common stock at a cost of approximately $11.6 million. The share repurchase program is effective and has no expiration date.
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

10.1	Separation Agreement between TriMas Corporation and Robert J. Zalupski dated May 1, 2021.*
10.2	Offer Letter between TriMas Corporation and Scott Mell dated March 15, 2021.*
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101	The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contracts and compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ SCOTT A. MELL

Date:	July 29, 2021	By:	Scott A. Mell Chief Financial Officer