Form 10-Q
period 2021-09-30
TRIMAS CORP
filed 2021-10-28
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	September 30, 2021
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 21, 2021, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 42,856,947 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to: the severity and duration of the ongoing coronavirus (“COVID-19”) pandemic on our operations, customers and suppliers, as well as related actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict; general economic and currency conditions; material and energy costs; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; competitive factors; future trends; our ability to realize our business strategies; our ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; information technology and other cyber-related risks; the performance of our subcontractors and suppliers; supply constraints, including the availability and cost of raw materials; market demand; intellectual property factors; litigation; government and regulatory actions, including, without limitation, climate change legislation and other environmental regulations, as well as the impact of tariffs, quotas and surcharges; our leverage; liabilities imposed by our debt instruments; labor disputes; changes to fiscal and tax policies; contingent liabilities relating to acquisition activities; the disruption of operations from catastrophic or extraordinary events, including natural disasters and public health crises; the potential impact of Brexit; our future prospects; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2020 and elsewhere in this report. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	September 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$136,960	$73,950
Receivables, net of reserves of approximately $1.4 million and $2.1 million as of September 30, 2021 and December 31, 2020, respectively	135,010	113,410
Inventories	154,330	149,380
Prepaid expenses and other current assets	17,070	15,090
Total current assets	443,370	351,830
Property and equipment, net	254,330	253,060
Operating lease right-of-use assets	37,360	37,820
Goodwill	299,040	303,970
Other intangibles, net	187,770	206,200
Deferred income taxes	9,190	19,580
Other assets	27,200	21,420
Total assets	$1,258,260	$1,193,880
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$71,990	$69,910
Accrued liabilities	59,820	60,540
Operating lease liabilities, current portion	6,600	6,740
Total current liabilities	138,410	137,190
Long-term debt, net	393,600	346,290
Operating lease liabilities	31,860	31,610
Deferred income taxes	19,250	24,850
Other long-term liabilities	60,820	69,690
Total liabilities	643,940	609,630
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 42,841,573 shares at September 30, 2021 and 43,178,165 shares at December 31, 2020	430	430
Paid-in capital	733,520	749,050
Accumulated deficit	(115,120)	(159,610)
Accumulated other comprehensive loss	(4,510)	(5,620)
Total shareholders' equity	614,320	584,250
Total liabilities and shareholders' equity	$1,258,260	$1,193,880

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Operations
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales	$222,420	$199,460	$648,140	$581,800
Cost of sales	(163,980)	(147,530)	(480,340)	(446,270)
Gross profit	58,440	51,930	167,800	135,530
Selling, general and administrative expenses	(27,620)	(25,650)	(90,300)	(107,570)
Impairment of goodwill and indefinite-lived intangible assets	—	(134,600)	—	(134,600)
Operating profit (loss)	30,820	(108,320)	77,500	(106,640)
Other expense, net:
Interest expense	(3,440)	(3,450)	(11,110)	(11,260)
Debt financing and related expenses	—	—	(10,520)	—
Other income (expense), net	(540)	(1,200)	(800)	(150)
Other expense, net	(3,980)	(4,650)	(22,430)	(11,410)
Income (loss) before income tax expense	26,840	(112,970)	55,070	(118,050)
Income tax benefit (expense)	(7,250)	12,100	(10,580)	14,600
Net income (loss)	$19,590	$(100,870)	$44,490	$(103,450)
Basic earnings (loss) per share:
Net income (loss) per share	$0.46	$(2.32)	$1.03	$(2.37)
Weighted average common shares—basic	42,889,922	43,457,704	43,061,707	43,707,331
Diluted earnings (loss) per share:
Net income (loss) per share	$0.45	$(2.32)	$1.03	$(2.37)
Weighted average common shares—diluted	43,094,099	43,457,704	43,345,777	43,707,331

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$19,590	$(100,870)	$44,490	$(103,450)
Other comprehensive income (loss):
Defined benefit plans (Note 17)	160	160	470	470
Foreign currency translation	(4,550)	5,740	(6,570)	(1,210)
Derivative instruments (Note 10)	3,880	(4,580)	7,210	(2,280)
Total other comprehensive income (loss)	(510)	1,320	1,110	(3,020)
Total comprehensive income (loss)	$19,080	$(99,550)	$45,600	$(106,470)

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$44,490	$(103,450)
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Impairment of goodwill and indefinite-lived intangible assets	—	134,600
Loss on dispositions of assets	130	1,080
Depreciation	23,740	21,700
Amortization of intangible assets	16,150	15,460
Amortization of debt issue costs	740	860
Deferred income taxes	3,480	(17,790)
Non-cash compensation expense	7,320	5,610
Non-cash change in legacy liability estimate	—	23,400
Debt financing and related expenses	10,520	—
Increase in receivables	(23,260)	(6,210)
(Increase) decrease in inventories	(5,850)	4,510
(Increase) decrease in prepaid expenses and other assets	(3,830)	5,500
Increase (decrease) in accounts payable and accrued liabilities	450	(7,410)
Other operating activities	3,660	1,250
Net cash provided by operating activities, net of acquisition impact	77,740	79,110
Cash Flows from Investing Activities:
Capital expenditures	(29,850)	(17,670)
Acquisition of businesses, net of cash acquired	—	(95,160)
Net proceeds from disposition of business, property and equipment	160	1,930
Net cash used for investing activities	(29,690)	(110,900)
Cash Flows from Financing Activities:
Retirement of senior notes	(300,000)	—
Proceeds from issuance of senior notes	400,000	—
Proceeds from borrowings on revolving credit facilities	—	300,950
Repayments of borrowings on revolving credit facilities	(48,620)	(303,240)
Debt financing fees and senior notes redemption premium	(13,570)	—
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(4,690)	(2,600)
Payments to purchase common stock	(18,160)	(36,050)
Net cash provided by (used for) financing activities	14,960	(40,940)
Cash and Cash Equivalents:
Increase (decrease) for the period	63,010	(72,730)
At beginning of period	73,950	172,470
At end of period	$136,960	$99,740
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,490	$7,490
Cash paid for taxes	$8,250	$6,660

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Nine Months Ended September 30, 2021 and 2020
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2020	$430	$749,050	$(159,610)	$(5,620)	$584,250
Net income	—	—	13,060	—	13,060
Other comprehensive income	—	—	—	630	630
Purchase of common stock	—	(2,640)	—	—	(2,640)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,770)	—	—	(1,770)
Non-cash compensation expense	—	2,440	—	—	2,440
Balances, March 31, 2021	$430	$747,080	$(146,550)	$(4,990)	$595,970
Net income	—	—	11,840	—	11,840
Other comprehensive income	—	—	—	990	990
Purchase of common stock	—	(11,570)	—	—	(11,570)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,850)	—	—	(2,850)
Non-cash compensation expense	—	3,220	—	—	3,220
Balances, June 30, 2021	$430	$735,880	$(134,710)	$(4,000)	$597,600
Net income	—	—	19,590	—	19,590
Other comprehensive loss	—	—	—	(510)	(510)
Purchase of common stock	—	(3,950)	—	—	(3,950)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(70)	—	—	(70)
Non-cash compensation expense	—	1,660	—	—	1,660
Balances, September 30, 2021	$430	$733,520	$(115,120)	$(4,510)	$614,320

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity (Continued)
Nine Months Ended September 30, 2021 and 2020
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
2. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
Customer Markets	2021	2020	2021	2020
Consumer Products	$110,200	$114,220	$328,220	$298,060
Aerospace & Defense	46,510	39,130	135,680	130,670
Industrial	65,710	46,110	184,240	153,070
Total net sales	$222,420	$199,460	$648,140	$581,800
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
3. Realignment Actions
2021 Realignment Actions
During the nine months ended September 30, 2021, the Company executed certain realignment actions in response to reductions in current and expected future end market demand. First, the Company closed its Packaging segment's Union City, California manufacturing facility, consolidating the operation into its Indianapolis, Indiana and Woodridge, Illinois facilities. The Company also realigned its Aerospace segment footprint, consolidating certain activities previously in its Stanton, California facilities into its Tolleson, Arizona facility. In addition, the Company also reorganized its corporate office legal and finance groups. The Company recorded pre-tax realignment charges of approximately $0.6 million and $8.8 million during the three and nine months ended September 30, 2021, respectively. Of these costs, approximately $0.5 million and $2.7 million during the three and nine months ended September 30, 2021, respectively, related to facility consolidations, and approximately $0.1 million and $6.1 million, respectively, were for employee separation costs. As of September 30, 2021, approximately $1.5 million of the employee separation costs had been paid. For the three months ended September 30, 2021, $0.6 million of these charges were included in costs of sales. For the nine months ended September 30, 2021, approximately $3.3 million and $5.5 million of these charges were included in cost of sales and selling, general and administrative expenses, respectively, in the accompanying consolidated statement of operations.

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
4. Acquisitions
2020 Acquisitions
On December 15, 2020, the Company acquired Affaba & Ferrari Srl ("Affaba & Ferrari"), which specializes in the design, development and manufacture of precision caps and closures for food & beverage and industrial product applications, for an aggregate amount of approximately $98.4 million, net of cash acquired. The fair value of assets acquired and liabilities assumed included approximately $49.1 million of goodwill, $35.1 million of intangible assets, $9.4 million of net working capital, $17.4 million of property and equipment, and $12.6 million of net deferred tax liabilities. Affaba & Ferrari, which is reported in the Company's Packaging segment, operates out of a highly automated manufacturing facility and support office located in Borgo San Giovanni, Italy and historically generated approximately $34 million in annual revenue.
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
5. Cash and Cash Equivalents
Cash and cash equivalents consists of the following components (dollars in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents - unrestricted	$125,800	$62,790
Cash - restricted (a)	11,160	11,160
Total cash and cash equivalents	$136,960	$73,950
__________________________
(a)     Includes cash placed on deposit with a financial institution to be held as cash collateral for the Company's outstanding letters of credit.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2021 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2020	$234,560	$62,850	$6,560	$303,970
Foreign currency translation and other	(4,930)	—	—	(4,930)
Balance, September 30, 2021	$229,630	$62,850	$6,560	$299,040
The Company assesses goodwill and other indefinite-lived intangible assets for impairment on an annual basis as of October 1, and more frequently if there are changes in the business climate or as a result of a triggering event taking place. During the third quarter of 2020, as a result of a decline in its aerospace-related business' financial results, a significant reduction in its financial projections for the remainder of 2020 compared with prior projections, and uncertainty around the duration and magnitude of the impact of the COVID-19 pandemic on future financial results given their dependence on future levels of air travel and new aircraft builds, the Company determined there was a triggering event requiring an interim quantitative goodwill impairment assessment of each of its two aerospace-related reporting units: Aerospace Fasteners and Aerospace Engineered Products.
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
Other Intangible Assets
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of September 30, 2021		As of December 31, 2020
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$121,340	$(68,280)	$122,970	$(59,470)
Customer relationships, 15 – 25 years	122,280	(66,720)	122,280	(62,450)
Total customer relationships	243,620	(135,000)	245,250	(121,920)
Technology and other, 1 – 15 years	57,110	(35,290)	57,180	(32,800)
Technology and other, 17 – 30 years	43,300	(39,800)	43,300	(39,450)
Total technology and other	100,410	(75,090)	100,480	(72,250)
Indefinite-lived intangible assets:
Trademark/Trade names	53,830	—	54,640	—
Total other intangible assets	$397,860	$(210,090)	$400,370	$(194,170)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of operations is summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Technology and other, included in cost of sales	$950	$1,240	$2,850	$3,710
Customer relationships, included in selling, general and administrative expenses	4,420	4,070	13,300	11,750
Total amortization expense	$5,370	$5,310	$16,150	$15,460
As a result of the significant forecast reduction in the Company's aerospace-related businesses in third quarter 2020, the Company also performed an interim quantitative assessment for the indefinite-lived intangible assets within the Aerospace segment, using the relief-from-royalty method. Significant management assumptions used under the relief-from-royalty method reflected the Company's current assessment of the risks and uncertainties associated with the aerospace industry. Upon completion of the quantitative impairment test, the Company determined that certain of the Company's aerospace-related trade names had carrying values that exceeded their fair values, and therefore recorded impairment charges of approximately $7.8 million during the three and nine month periods ended September 30, 2020.
7. Inventories
Inventories consist of the following components (dollars in thousands):

	September 30, 2021	December 31, 2020
Finished goods	$76,930	$78,010
Work in process	30,880	29,680
Raw materials	46,520	41,690
Total inventories	$154,330	$149,380
8. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	September 30, 2021	December 31, 2020
Land and land improvements	$19,730	$20,040
Buildings	92,520	91,970
Machinery and equipment	404,450	384,010
	516,700	496,020
Less: Accumulated depreciation	262,370	242,960
Property and equipment, net	$254,330	$253,060
Depreciation expense as included in the accompanying consolidated statement of operations is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Depreciation expense, included in cost of sales	$7,660	$6,680	$22,890	$20,870
Depreciation expense, included in selling, general and administrative expenses	250	250	850	830
Total depreciation expense	$7,910	$6,930	$23,740	$21,700

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	September 30, 2021	December 31, 2020
4.125% Senior Notes due April 2029	$400,000	$—
4.875% Senior Notes due October 2025	—	300,000
Credit Agreement	—	50,450
Debt issuance costs	(6,400)	(4,160)
Long-term debt, net	$393,600	$346,290
Senior Notes due 2029
In March 2021, the Company issued $400.0 million aggregate principal amount of 4.125% senior notes due April 15, 2029 ("2029 Senior Notes") at par value in a private placement under Rule 144A of the Securities Act of 1933, as amended ("Securities Act"). The Company used the proceeds from the 2029 Senior Notes offering to pay fees and expenses of approximately $5.1 million related to the offering and pay fees and expenses of $1.1 million related to amending its existing credit agreement. In connection with the issuance, during the second quarter of 2021, the Company completed the redemption of its outstanding 4.875% senior notes due October 15, 2025 ("2025 Senior Notes"), paying $300.0 million to retire the outstanding principal amount plus $7.3 million as a redemption premium. The remaining cash proceeds from the 2029 Senior Notes were used for general corporate purposes, including repaying all outstanding revolving credit facility borrowings. The $5.1 million of fees and expenses related to the 2029 Senior Notes were capitalized as debt issuance costs, while the $7.3 million redemption premium, as well as approximately $3.0 million of unamortized debt issuance costs associated with the 2025 Senior Notes, were included in debt financing and related expenses in the accompanying statement of operations in the nine months ended September 30, 2021.
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
Senior Notes due 2025
In September 2017, the Company issued $300.0 million aggregate principal amount of its 2025 Senior Notes at par value in a private placement under Rule 144A of the Securities Act. During the second quarter of 2021, and in connection with the issuance of the 2029 Senior Notes, the Company redeemed all of the outstanding 2025 Senior Notes, as permitted under the indenture, at a price of 102.438% of the principal amount.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. The Company places cash on deposit with a financial institution to be held as cash collateral for the Company's outstanding letters of credit; therefore, as of September 30, 2021 and December 31, 2020, the Company had no letters of credit issued against its revolving credit facility. See Note 5, "Cash and Cash Equivalents," for further information on its cash deposit. At September 30, 2021, the Company had no amounts outstanding under its revolving credit facility and had $300.0 million available. At December 31, 2020, the Company had $50.5 million outstanding under its revolving credit facility and had approximately $249.5 million available. The Company's borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of September 30, 2021 and December 31, 2020.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At September 30, 2021, the Company was in compliance with its financial covenants contained in the Credit Agreement.
Other Revolving Loan Facility
In May 2021, the Company, through one of its non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There are no borrowings outstanding on this loan facility as of September 30, 2021.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.125% Senior Notes due April 2029	$400,000	$408,500	$—	$—
4.875% Senior Notes due October 2025	—	—	300,000	305,630
Revolving credit facility	—	—	50,450	50,450
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
As of September 30, 2021, the Company had cross-currency swap agreements at notional amounts totaling $250.0 million, which declines to $25.0 million over various contract periods ending between April 15, 2022 and April 15, 2027. Under the terms of the agreements, the Company is to receive net interest payments at fixed rates ranging from approximately 0.8% to 2.9% of the notional amounts.
As of September 30, 2021 and December 31, 2020, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	September 30, 2021	December 31, 2020
Net Investment Hedges
Cross-currency swaps	Other assets	$4,570	$—
Cross-currency swaps	Other long-term liabilities	—	(5,000)
The following table summarizes the income recognized in accumulated other comprehensive income (loss) ("AOCI") on derivative contracts designated as hedging instruments as of September 30, 2021 and December 31, 2020, and the amounts reclassified from AOCI into earnings for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
				Three months ended September 30,		Nine months ended September 30,
	As of September 30, 2021	As of December 31, 2020	Location of Income Reclassified from AOCI into Earnings (Effective Portion)	2021	2020	2021	2020
Net Investment Hedges
Cross-currency swaps	$3,630	$(3,580)	Other income (expense), net	$—	$—	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Derivatives Not Designated as Hedging Instruments
As of September 30, 2021, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of approximately $126.9 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, Mexican peso and the Chinese yuan, and have various settlement dates through December 2021. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of operations.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of operations (dollars in thousands):

		Amount of Income Recognized in Earnings on Derivatives
		Three months ended September 30,		Nine months ended September 30,
	Location of Income Recognized in Earnings on Derivatives	2021	2020	2021	2020
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$2,220	$800	$5,080	$1,280
Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Cross-currency swaps	Recurring	$4,570	$—	$4,570	$—
Foreign exchange contracts	Recurring	$1,260	$—	$1,260	$—
December 31, 2020
Cross-currency swaps	Recurring	$(5,000)	$—	$(5,000)	$—
Foreign exchange contracts	Recurring	$140	$—	$140	$—
11. Leases
The Company leases certain equipment and facilities under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; expense related to these leases is recognized on a straight-line basis over the lease term.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The components of lease expense are as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease cost	$2,090	$2,110	$6,370	$5,780
Short-term, variable and other lease costs	1,140	410	2,000	990
Total lease cost	$3,230	$2,520	$8,370	$6,770
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)
2021 (excluding the nine months ended September, 2021)	$2,060
2022	7,990
2023	7,160
2024	6,160
2025	4,840
Thereafter	15,740
Total lease payments	43,950
Less: Imputed interest	(5,490)
Present value of lease liabilities	$38,460
__________________________
(a)     The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
The weighted-average remaining lease term of the Company's operating leases as of September 30, 2021 is approximately 6.5 years. The weighted-average discount rate as of September 30, 2021 is approximately 4.1%.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $6.2 million and $5.4 million during the nine months ended September 30, 2021 and 2020, respectively, and is included in cash flows provided by operating activities in the consolidated statement of cash flows.
Right-of-use assets obtained in exchange for lease liabilities were approximately $6.2 million and $10.5 million during the nine months ended September 30, 2021 and 2020, respectively.
12. Other long-term liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	September 30, 2021	December 31, 2020
Non-current asbestos-related liabilities	$24,250	$26,170
Other long-term liabilities	36,570	43,520
Total other long-term liabilities	$60,820	$69,690

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
13. Commitments and Contingencies
Asbestos
As of September 30, 2021, the Company was a party to 370 pending cases involving an aggregate of 4,709 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by its former Lamons division and certain other related subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Nine Months Ended September 30, 2021	4,655	171	89	28	4,709	$11,632	$1,560,000
Fiscal Year Ended December 31, 2020	4,759	219	287	36	4,655	$18,314	$2,130,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,709 claims pending at September 30, 2021, 24 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At September 30, 2021, of the 24 claims that set forth specific amounts, there was one claim seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	4	20
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
Following the change in accounting estimate, the Company’s liability for asbestos-related claims will be based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity. The study from the Company’s actuary, based on data as of December 31, 2019, provided for a range of possible future liability from $31.5 million to $43.3 million. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore recorded a non-cash, pre-tax charge of $23.4 million in second quarter 2020 to increase the liability estimate to $31.5 million, at the low-end of the range. This charge is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. As of September 30, 2021, the Company’s total asbestos-related liability is $26.8 million, and is included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.
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
Packaging – The Packaging segment, which consists primarily of the Rieke®, Taplast™, Affaba & Ferrari™, Stolz and Rapak® brands, develops and manufactures a broad array of dispensing products (such as foaming pumps, lotion and hand soap pumps, sanitizer pumps, beverage dispensers, perfume sprayers, nasal sprayers and trigger sprayers), polymeric and steel caps and closures (such as food lids, flip-top closures, child resistance caps, beverage closures, drum and pail closures, flexible spouts, and agricultural closures), polymeric jar products, and fully integrated dispensers for fill-ready bag-in-box applications, all for a variety of consumer products submarkets including, but not limited to, beauty and personal care, food and beverage, home care, and pharmaceutical and nutraceutical, as well as the industrial market.
Aerospace – The Aerospace segment, which includes the Monogram Aerospace Fasteners™, Allfast Fastening Systems®, Mac Fasteners™, RSA Engineered Products™ and Martinic Engineering™ brands, develops, qualifies and manufactures highly-engineered, precision fasteners, tubular products and assemblies for fluid conveyance, and machined products and assemblies to serve the aerospace and defense market.
Specialty Products – The Specialty Products segment, which includes the Norris Cylinder™ and Arrow® Engine brands, designs, manufactures and distributes highly-engineered steel cylinders, wellhead engines and compression systems for use within industrial markets.
Segment activity is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net Sales
Packaging	$138,010	$135,120	$409,730	$364,000
Aerospace	46,510	39,130	135,680	130,660
Specialty Products	37,900	25,210	102,730	87,140
Total	$222,420	$199,460	$648,140	$581,800
Operating Profit (Loss)
Packaging	$27,340	$28,020	$76,490	$70,340
Aerospace	3,980	(133,500)	10,600	(132,630)
Specialty Products	6,660	3,380	17,190	870
Corporate	(7,160)	(6,220)	(26,780)	(45,220)
Total	$30,820	$(108,320)	$77,500	$(106,640)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
15. Equity Awards
Stock Options
The Company recognized no stock-based compensation expense related to stock options during the three and nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was no unrecognized compensation costs related to stock options remaining. Information related to stock options at September 30, 2021 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	150,000	$17.87
Granted	—	—
Exercised	(150,000)	17.87
Cancelled	—	—
Expired	—	—
Outstanding at September 30, 2021	—	$—	—	$—
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the nine months ended September 30, 2021:
•granted 131,198 RSUs to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company;
•granted 21,112 RSUs to its non-employee independent directors, which fully vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date; and
•issued 1,407 RSUs related to director fee deferrals as certain of the Company's directors elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Information related to RSUs at September 30, 2021 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	784,968	$26.46
Granted	252,672	34.31
Vested	(308,576)	30.65
Cancelled	(18,152)	25.30
Outstanding at September 30, 2021	710,912	$27.46	1.1	$23,005,000
As of September 30, 2021, there was approximately $8.0 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 2.0 years.
The Company recognized stock-based compensation expense related to RSUs of approximately $1.7 million and $0.9 million during the three months ended September 30, 2021 and 2020, respectively, and approximately $7.3 million and $5.6 million during the nine months ended September 30, 2021 and 2020, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.
16. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and RSUs. For the three and nine months ended September 30, 2020, no restricted shares or options to purchase shares were included in the computation of net income (loss) per share because to do so would be anti-dilutive. The following table summarizes the dilutive effect of RSUs and options to purchase common stock for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Weighted average common shares—basic	42,889,922	43,457,704	43,061,707	43,707,331
Dilutive effect of restricted stock units	204,177	—	267,675	—
Dilutive effect of stock options	—	—	16,395	—
Weighted average common shares—diluted	43,094,099	43,457,704	43,345,777	43,707,331
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate.  The initial authorization, approved in November 2015, authorized up to $50 million of purchases in the aggregate of its common stock. In the three and nine months ended September 30, 2021, the Company purchased 129,866 and 570,084 shares of its outstanding common stock for approximately $4.0 million and $18.2 million, respectively. During three and nine months ended September 30, 2020, the Company purchased 188,028 and 1,441,678 shares of its outstanding common stock for approximately $4.5 million and $36.0 million, respectively. As of September 30, 2021, the Company has approximately $143.5 million remaining under the repurchase authorization.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
17. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost are as follows (dollars in thousands):

	Pension Plans
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Service costs	$330	$320	$980	$950
Interest costs	200	240	600	710
Expected return on plan assets	(380)	(380)	(1,160)	(1,110)
Amortization of net loss	220	220	680	670
Net periodic benefit cost	$370	$400	$1,100	$1,220
The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of operations.
The Company contributed approximately $0.3 million and $2.5 million to its defined benefit pension plans during the three and nine months ended September 30, 2021, respectively. The Company expects to contribute approximately $3.6 million to its defined benefit pension plans for the full year 2021.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
18. Other Comprehensive Income (Loss)
Changes in AOCI by component for the nine months ended September 30, 2021 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2020	$(8,620)	$(3,580)	$6,580	$(5,620)
Net unrealized gains (losses) arising during the period (a)	—	7,210	(6,570)	640
Less: Net realized losses reclassified to net income (b)	(470)	—	—	(470)
Net current-period other comprehensive income (loss)	470	7,210	(6,570)	1,110
Balance, September 30, 2021	$(8,150)	$3,630	$10	$(4,510)
__________________________
(a)     Derivative instruments, net of income tax of approximately $2.4 million. See Note 10, "Derivative Instruments," for further details.
(b)     Defined benefit plans, net of income tax of approximately $0.1 million. See Note 17, "Defined Benefit Plans," for further details.
Changes in AOCI by component for the nine months ended September 30, 2020 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2019	$(9,930)	$4,230	$(300)	$(6,000)
Net unrealized losses arising during the period (a)	—	(2,280)	(1,210)	(3,490)
Less: Net realized losses reclassified to net income (b)	(470)	—	—	(470)
Net current-period other comprehensive income (loss)	470	(2,280)	(1,210)	(3,020)
Balance, September 30, 2020	$(9,460)	$1,950	$(1,510)	$(9,020)
__________________________
(a)     Derivative instruments, net of income tax of approximately $0.7 million. See Note 10, "Derivative Instruments," for further details.
(b)     Defined benefit plans, net of income tax of approximately $0.1 million. See Note 17, "Defined Benefit Plans," for further details.
19. Income Taxes
The effective income tax rate for the three months ended September 30, 2021 and 2020 was 27.0% and 10.7%, respectively. The rate for the three months ended September 30, 2021 is higher than in the prior year primarily due to goodwill and intangible asset impairment charges, a portion of which was not tax deductible. The tax benefit associated with the goodwill and intangible asset impairment charges was treated as a discrete item in determining tax expense for the three months ended September 30, 2020.
The effective income tax rate for the nine months ended September 30, 2021 and 2020 was 19.2% and 12.4%, respectively. The rate for the nine months ended September 30, 2021 is higher than in the prior year as the effective tax rate for the nine months ended September 30, 2020 was impacted by a decrease in profitability resulting from various realignment charges, expense for a change in the Company’s accounting policy for asbestos-related defense costs and impairment of goodwill and indefinite-lived intangible assets. The effective tax rate for the nine months ended September 30, 2021 was impacted by the recognition of approximately $3.0 million of deferred tax benefits in Italy, the majority of which related to a reduction in deferred tax liabilities in connection with certain tax incentives.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
20. Subsequent Event
On October 21, 2021, the Company announced that its Board of Directors had declared a cash dividend of $0.04 per share of TriMas Corporation common stock, which will be payable on November 10, 2021 to shareholders of record as of the close of business on November 3, 2021. This is TriMas’ first dividend since its initial public offering in 2007.

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
We have been, and continue to be, focused on making sure the working environments for our employees are safe so our operations have the ability to deliver the products needed to support efforts to mitigate the COVID-19 pandemic. Nearly all of our manufacturing sites have been deemed essential operations and remained open during the COVID-19 pandemic, at varying levels of capacity and efficiency, experiencing only temporary shutdowns due to country-specific government mandates or for thorough cleaning as a result of suspected COVID-19 cases. The health of our employees, and the ability of our facilities to remain operational in the current regulated environment, will be critical to our future results of operations.
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
Overall, our third quarter 2021 net sales increased approximately $23.0 million, or 11.5%, compared to third quarter 2020, primarily as a result of increased industrial demand in our Specialty Products segment, an acquisition in our Packaging segment and the impact of customers' stocking orders within our Aerospace segment. These increases were partially offset by a decline in sales of our Packaging segment's dispensing and closure products that are used in applications to fight the spread of germs, which sales reached record-high levels in third quarter 2020 when there was a significant spike in demand following the onset of the COVID-19 pandemic, but now have abated to what we believe is a new, and higher, normalized level.
The most significant drivers affecting our results of operations in third quarter 2021 compared with third quarter 2020, other than as directly impacted by demand level changes as a result of the COVID-19 pandemic, were goodwill and intangible asset impairment charges in third quarter 2020 in our Aerospace segment, the impact of our recent acquisitions and increases in the cost of certain raw materials.

During the third quarter of 2020, we determined there was a triggering event requiring an interim quantitative impairment assessment for goodwill and indefinite-lived intangible assets within our Aerospace segment. While third quarter operating results were below pre-pandemic projected levels, the larger driver of the triggering event was a significant reduction in the July 2020 financial projection update for the remainder of 2020 compared with prior projections, and uncertainty around the duration and magnitude of the impact of the COVID-19 pandemic on future financial results given the dependence of our Aerospace segment reporting units on future levels of air travel and new aircraft builds. We determined the carrying value of both of our Aerospace reporting units, as well as of certain trade names, exceeded the fair value, resulting in non-cash, pre-tax impairment charges of approximately $126.8 million to goodwill and $7.8 million to indefinite lived intangible assets.
In December 2020, we completed the acquisition of Affaba & Ferrari Srl ("Affaba & Ferrari"), which specializes in the design, development and manufacture of precision caps and closures for food & beverage and industrial product applications, for an aggregate amount of approximately $98.4 million, net of cash acquired. Affaba & Ferrari, which is reported in our Packaging segment, operates out of a highly automated manufacturing facility and support office located in Borgo San Giovanni, Italy. Affaba & Ferrari contributed approximately $11.4 million of net sales during third quarter 2021.
In first quarter 2021, we began experiencing an increase in material costs compared with 2020 levels, primarily for resin-based raw materials and components, as well as for certain types of steel. These material costs further increased during both the second and third quarters of 2021. We have escalator/de-escalator clauses in our commercial contracts with certain of our customers, or can modify prices based on market conditions, and we have been taking actions to recover the increased cost of raw materials. However, given the lag nature of the commercial pricing mechanisms, we have and will continue to experience net earnings pressure until resin costs begin to stabilize and/or decline for several consecutive months. We estimate that due to the lag in timing between incurring the cost increases and recovering via commercial actions, our operating profit was negatively impacted by approximately $3 million and $9 million in the three and nine months ended September 30, 2021, respectively, compared with 2020, primarily in our Packaging segment.
On a year-to-date basis, there were four additional significant drivers of year-over-year change in our results of operations.
In March 2021, we refinanced our long-term debt, issuing $400 million aggregate principal amount of 4.125% senior unsecured notes due April 15, 2029 ("2029 Senior Notes") at par value in a private placement under Rule 144A of the Securities Act of 1933, as amended, and amending our existing credit agreement ("Credit Agreement"), extending the maturity to March 2026. We used the proceeds from the 2029 Senior Notes offering to pay fees and expenses of approximately $5.1 million related to the offering and approximately $1.1 million related to amending the Credit Agreement. The remaining cash proceeds from the 2029 Senior Notes were used for general corporate purposes, including repaying all outstanding revolving credit facility borrowings and redeeming all of our outstanding senior notes due October 2025 ("2025 Senior Notes"), paying cash for the entire $300.0 million outstanding principal amount plus $7.3 million as a redemption premium. The $5.1 million of fees and expenses related to the 2029 Senior Notes were capitalized as debt issuance costs, while the $7.3 million redemption premium as well as approximately $3.0 million of unamortized debt issuance costs associated with the 2025 Senior Notes were expensed in the second quarter of 2021.
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
Beginning in second quarter 2020, we have been executing certain realignment actions in response to reductions in current and expected future end market demand following the onset of the COVID-19 pandemic. We recorded pre-tax facility consolidation and employee separation costs of approximately $2.7 million and $6.1 million, respectively, in the nine months ended September 30, 2021. In the nine months ended September 30, 2020, we recorded a pre-tax charge of approximately $13.2 million related to inventory reductions, primarily as a result of a strategic decision in our Arrow Engine division to streamline its product line offering. We also recorded charges of approximately $2.3 million related to certain production equipment removed from service given reduced demand levels, and employee separation costs of approximately $3.6 million.
In addition, our effective tax rate for the first nine months of 2021 was 19.2%, compared to 12.4% for the first nine months of 2020. The rate for the nine months ended September 30, 2021 is higher than in the prior year as the effective tax rate for the nine months ended September 30, 2020 was impacted by a decrease in profitability resulting from various realignment charges, expense for a change in the Company’s accounting policy for asbestos-related defense costs and impairment of goodwill and indefinite-lived intangible assets. The effective tax rate for the nine months ended September 30, 2021 was impacted by the recognition of approximately $3.0 million of deferred tax benefits in Italy, the majority of which related to a reduction in deferred tax liabilities in connection with certain tax incentives.

Additional Key Risks that May Affect Our Reported Results
We expect the COVID-19 pandemic will continue to impact us in the future at varying degrees. We expect the robust customer demand, compared with pre-pandemic demand levels, for our Packaging segment's dispensing pumps and closure products used in personal care and home care applications will continue, as we believe there is a positive secular trend focused on consumers' desire to stop the spread of germs and improve personal hygiene. We are actively collaborating with our customers and strategic supply partners to manage production capacity and supply chain availability as efficiently as possible. Industrial demand in North America was lower in 2020 compared to previous levels, and while demand levels significantly increased in both the second and third quarters of 2021, we are uncertain how and at what level demand will be impacted as governmental, travel or other restrictions are lifted, particularly in North America, where orders for our industrial cylinders, for example, are heavily influenced by the levels of construction and HVAC activity. We expect the aerospace market to continue to experience severe dislocation going forward, as except for the significant stocking orders for certain of our products received during 2021, our sales levels would be significantly lower than historical levels. With the current travel restrictions and significant drop in passenger miles, aircraft manufacturers have slowed production, and since second quarter 2020 we have experienced a significant drop in aerospace-related sales related to new commercial airplane builds compared to prior levels. We expect, except as favorably impacted by the customers' stocking orders in 2021, lower levels of sales and related production to continue for the foreseeable future.
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

We are sensitive to price movements and availability of our raw materials supply. Our largest raw material purchases are for resins (such as polypropylene and polyethylene), steel, aluminum and other oil and metal-based purchased components. In addition to the factors affecting our third quarter 2021 results, there has been some volatility over the past two years as a direct and indirect result of foreign trade policy, where tariffs on certain of our commodity-based products sourced from Asia have been instituted, and certain North American suppliers have opportunistically increased their prices. We will continue to take actions to mitigate such increases, including implementing commercial pricing adjustments, resourcing to alternate suppliers and insourcing of previously sourced products to better leverage our global manufacturing footprint. Although we believe we are generally able to mitigate the impact of higher commodity costs over time, we may experience additional material costs and disruptions in supply in the future and may not be able to pass along higher costs to our customers in the form of price increases or otherwise mitigate the impacts to our operating results.
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
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In 2020, our Board of Directors increased the authorization of share repurchases to a cumulative amount of $250 million. During third quarter 2021, we purchased 129,866 shares of our outstanding common stock for approximately $4.0 million. As of September 30, 2021, we had approximately $143.5 million remaining under the repurchase authorization. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	Three months ended September 30,
	2021	As a Percentage of Net Sales	2020	As a Percentage of Net Sales
Net Sales
Packaging	$138,010	62.0%	$135,120	67.7%
Aerospace	46,510	20.9%	39,130	19.6%
Specialty Products	37,900	17.0%	25,210	12.6%
Total	$222,420	100.0%	$199,460	100.0%
Gross Profit (Loss)
Packaging	$39,410	28.6%	$40,240	29.8%
Aerospace	10,150	21.8%	6,930	17.7%
Specialty Products	8,880	23.4%	4,760	18.9%
Total	$58,440	26.3%	$51,930	26.0%
Selling, General and Administrative Expenses
Packaging	$12,070	8.7%	$12,220	9.0%
Aerospace	6,160	13.2%	5,840	14.9%
Specialty Products	2,230	5.9%	1,370	5.4%
Corporate	7,160	N/A	6,220	N/A
Total	$27,620	12.4%	$25,650	12.9%
Operating Profit (Loss)
Packaging	$27,340	19.8%	$28,020	20.7%
Aerospace	3,980	8.6%	(133,500)	(341.2)%
Specialty Products	6,660	17.6%	3,380	13.4%
Corporate	(7,160)	N/A	(6,220)	N/A
Total	$30,820	13.9%	$(108,320)	(54.3)%
Depreciation
Packaging	$5,280	3.8%	$4,490	3.3%
Aerospace	1,670	3.6%	1,640	4.2%
Specialty Products	930	2.5%	770	3.1%
Corporate	30	N/A	30	N/A
Total	$7,910	3.6%	$6,930	3.5%
Amortization
Packaging	$2,380	1.7%	$2,320	1.7%
Aerospace	2,870	6.2%	2,880	7.4%
Specialty Products	120	0.3%	110	0.4%
Corporate	—	N/A	—	N/A
Total	$5,370	2.4%	$5,310	2.7%

The following table summarizes financial information for our reportable segments for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine months ended September 30,
	2021	As a Percentage of Net Sales	2020	As a Percentage of Net Sales
Net Sales
Packaging	409,730	63.2%	364,000	62.6%
Aerospace	135,680	20.9%	130,660	22.5%
Specialty Products	102,730	15.8%	87,140	15.0%
Total	$648,140	100.0%	$581,800	100.0%
Gross Profit
Packaging	113,770	27.8%	106,770	29.3%
Aerospace	30,430	22.4%	21,510	16.5%
Specialty Products	23,600	23.0%	7,250	8.3%
Total	$167,800	25.9%	$135,530	23.3%
Selling, General and Administrative Expenses
Packaging	37,280	9.1%	36,430	10.0%
Aerospace	19,820	14.6%	19,550	15.0%
Specialty Products	6,420	6.2%	6,370	7.3%
Corporate	26,780	N/A	45,220	N/A
Total	$90,300	13.9%	$107,570	18.5%
Operating Profit (Loss)
Packaging	76,490	18.7%	70,340	19.3%
Aerospace	10,600	7.8%	(132,630)	(101.5)%
Specialty Products	17,190	16.7%	870	1.0%
Corporate	(26,780)	N/A	(45,220)	N/A
Total	$77,500	12.0%	$(106,640)	(18.3)%
Depreciation
Packaging	15,680	3.8%	13,630	3.7%
Aerospace	5,260	3.9%	5,400	4.1%
Specialty Products	2,710	2.6%	2,570	2.9%
Corporate	90	N/A	100	N/A
Total	$23,740	3.7%	$21,700	3.7%
Amortization
Packaging	7,180	1.8%	6,970	1.9%
Aerospace	8,630	6.4%	8,140	6.2%
Specialty Products	340	0.3%	350	0.4%
Corporate	—	N/A	—	N/A
Total	$16,150	2.5%	$15,460	2.7%

Results of Operations
The principal factors impacting us during the three months ended September 30, 2021, compared with the three months ended September 30, 2020, were:
•the impact on global business activity of the COVID-19 pandemic;
•approximately $134.6 million of goodwill and indefinite-lived intangible asset impairment charges in third quarter 2020;
•the impact of our recent acquisitions, primarily Affaba & Ferrari, in December 2020; and
•the impact of material cost increases, primarily resin-related.

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
Overall, net sales increased approximately $23.0 million, or 11.5%, to $222.4 million for the three months ended September 30, 2021, as compared with $199.5 million in the three months ended September 30, 2020. The acquisition of Affaba and Ferrari added approximately $11.4 million of sales. Organic sales, excluding the impact of currency exchange and acquisitions, increased approximately $9.7 million, as increases in our Aerospace and Specialty Products segments were partially offset by the expected decline in organic sales in our Packaging segment as the high demand levels for products that help fight the spread of germs decreased compared with the record-high levels in the prior year. In addition, net sales increased by approximately $1.9 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of a weakening U.S. dollar relative to foreign currencies, as compared to third quarter 2020.
Gross profit margin (gross profit as a percentage of sales) approximated 26.3% and 26.0% for the three months ended September 30, 2021 and 2020, respectively. Gross profit margin increased as a result of an approximate $2.0 million charge within our Aerospace segment related to an updated estimate of a pre-acquisition contingent liability taken in the third quarter of 2020 that did not repeat in 2021, as well as due to leveraging our realignment actions taken during 2020, primarily in our Specialty Products segment. These margin improvements were partially offset by increased material costs, primarily in our Packaging segment, an overall less favorable product sales mix, and due to production inefficiencies, primarily in our Aerospace segment, driven by the COVID-19 pandemic.
Operating profit (loss) margin (operating profit as a percentage of sales) approximated 13.9% and (54.3)% for the three months ended September 30, 2021 and 2020, respectively. Operating profit (loss) increased approximately $139.1 million to an operating profit of approximately $30.8 million in the three months ended September 30, 2021, from an operating loss of approximately $108.3 million for the three months ended September 30, 2020, primarily due to approximately $134.6 million of goodwill and indefinite-lived intangible asset impairment charges as well as the impact of the $2.0 million pre-acquisition contingent liability charge within our Aerospace segment, all of which were recorded during the third quarter of 2020 and did not repeat in 2021. Operating profit and margin further increased due to higher sales levels and favorable currency exchange, which were partially offset by material cost increases and higher production inefficiencies.
Interest expense remained relatively flat at approximately $3.4 million, for the three months ended September 30, 2021 compared to approximately $3.5 million for the three months ended September 30, 2020.
Other expense decreased approximately $0.7 million to approximately $0.5 million for the three months ended September 30, 2021, as compared to approximately $1.2 million for the three months ended September 30, 2020, primarily due to a decrease in losses on transactions denominated in foreign currencies.
The effective income tax rate for the three months ended September 30, 2021 and 2020 was 27.0% and 10.7%, respectively. We recorded income tax expense of approximately $7.3 million for the three months ended September 30, 2021 as compared to an income tax benefit of approximately $12.1 million for the three months ended September 30, 2020. The rate for the three months ended September 30, 2021 is higher than in the prior year primarily due to goodwill and intangible asset impairment charges, a portion of which was not tax deductible. The tax benefit associated with the goodwill and intangible asset impairment charges was treated as a discrete item in determining tax expense for the three months ended September 30, 2020.
Net income (loss) increased approximately $120.5 million, to net income of $19.6 million for the three months ended September 30, 2021, as compared to a net loss of $100.9 million for the three months ended September 30, 2020. The increase was primarily the result of an increase in operating profit (loss) of approximately $139.1 million and a decrease in other expense of approximately $0.7 million, partially offset by an increase in income tax expense of approximately $19.4 million.
See below for a discussion of operating results by segment.
Packaging. Net sales increased approximately $2.9 million, or 2.1%, to $138.0 million in the three months ended September 30, 2021, as compared to $135.1 million in the three months ended September 30, 2020. Affaba & Ferrari, acquired in December 2020, contributed approximately $11.4 million of sales in the third quarter of 2021. Sales of products used in food and beverage markets increased by approximately $6.4 million, primarily due to strong demand for closures, dispensers and flexible packaging as the hospitality sector began to rebound from prior COVID-19 pandemic-related shutdowns. Sales of products used in industrial markets increased by approximately $4.7 million, primarily as a result of higher demand for closure products in North America. Sales of beauty and personal care dispensing products used in applications that help fight the spread of germs decreased by approximately $21.0 million, as demand has abated for these products from the peak levels in 2020 as a result of the COVID-19 pandemic, to what we believe is a new, and higher, normalized level. Net sales also increased by approximately $1.9 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies, as compared to third quarter 2020.

Gross profit decreased approximately $0.8 million to $39.4 million, or 28.6% of sales, in the three months ended September 30, 2021, as compared to $40.2 million, or 29.8% of sales, in the three months ended September 30, 2020. Gross profit was impacted in third quarter 2021 by approximately $3 million of higher year-over-year material costs (primarily resin) than were recovered via sales price increases. This decrease was mostly offset by a more favorable product sales mix, with higher margin industrial and food and beverage products comprising a greater percentage of total sales, as well as a result of approximately $0.7 million of currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies.
Selling, general and administrative expenses decreased approximately $0.2 million to $12.1 million, or 8.7% of sales, in the three months ended September 30, 2021, as compared to $12.2 million, or 9.0% of sales, in the three months ended September 30, 2020, as the impact of lower employee related costs and third party expenses was mostly offset by higher ongoing selling, general and administrative costs associated with our acquisition of Affaba & Ferrari.
Operating profit decreased approximately $0.7 million to $27.3 million, or 19.8% of sales, in the three months ended September 30, 2021, as compared to $28.0 million, or 20.7% of sales, in the three months ended September 30, 2020, as the impact of material cost increases and slightly higher selling, general and administrative expenses more than offset a more favorable product sales mix and the impact of currency exchange.
Aerospace.    Net sales for the three months ended September 30, 2021 increased approximately $7.4 million, or 18.9%, to $46.5 million, as compared to $39.1 million in the three months ended September 30, 2020. Sales of our fasteners products increased by approximately $5.6 million, as the impact of customers' stocking orders for specialized fasteners of approximately $6.9 million was partially offset by a decline in overall market-related demand due to the COVID-19 pandemic. Sales of our engineered components increased by approximately $1.8 million, primarily due to timing of end market demand.
Gross profit increased approximately $3.2 million to $10.2 million, or 21.8% of sales, in the three months ended September 30, 2021, from $6.9 million, or 17.7% of sales, in the three months ended September 30, 2020, due to the higher sales levels, as well as to an approximate $2.0 million charge related to an updated estimate of a pre-acquisition contingent liability taken in the third quarter of 2020 that did not repeat in 2021. These increases were partially offset by production inefficiencies driven by the effects of the COVID-19 pandemic.
Selling, general and administrative expenses increased approximately $0.3 million to $6.2 million, or 13.2% of sales, in the three months ended September 30, 2021, as compared to $5.8 million, or 14.9% of sales, in the three months ended September 30, 2020, as we minimized incremental spending despite higher sales levels.
Operating profit (loss) increased approximately $137.5 million to an operating profit of $4.0 million, or 8.6% of sales, in the three months ended September 30, 2021, as compared to an operating loss of $133.5 million, or 341.2% of sales, in the three months ended September 30, 2020, primarily due to approximately $134.6 million of goodwill and indefinite-lived intangible asset impairment charges as well as the impact of the updated pre-acquisition contingent liability charge, all of which were recorded during the third quarter of 2020 and did not repeat in 2021. These improvements, plus the impact of higher sales levels, were partially offset by production inefficiencies and higher selling, general and administrative expenses.
Specialty Products.   Net sales for the three months ended September 30, 2021 increased approximately $12.7 million, or 50.3%, to $37.9 million, as compared to $25.2 million in the three months ended September 30, 2020. Sales of our cylinder products increased approximately $9.3 million, due to higher demand for steel cylinders in North America as industrial activity continues to increase following the previous lower levels a year ago as a result of the COVID-19 pandemic. Sales of engines, compressors and related parts used in upstream oil and gas applications increased by approximately $3.4 million, primarily as a result of higher oil-field activity in North America.
Gross profit increased approximately $4.1 million to $8.9 million, or 23.4% of sales, in the three months ended September 30, 2021, as compared to $4.8 million, or 18.9% of sales, in the three months ended September 30, 2020. Gross profit increased in the third quarter of 2021 due to higher sales levels, while margins further improved due to favorable product sales mix and leveraging previous realignment actions.
Selling, general and administrative expenses increased approximately $0.9 million to $2.2 million, or 5.9% of sales, in the three months ended September 30, 2021, as compared to $1.4 million, or 5.4% of sales, in the three months ended September 30, 2020, primarily due to higher employment and spending levels in support of the increase in sales levels.
Operating profit increased approximately $3.3 million to $6.7 million, or 17.6% of sales, in the three months ended September 30, 2021, as compared to $3.4 million, or 13.4% of sales, in the three months ended September 30, 2020, primarily due to increased sales levels, a more favorable product sales mix and leveraging previous realignment actions.

Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended September 30,
	2021	2020
Corporate operating expenses	$5.5	$5.1
Non-cash stock compensation	1.6	0.9
Legacy expenses	0.1	0.2
Corporate expenses	$7.2	$6.2
Corporate expenses increased approximately $0.9 million to approximately $7.2 million for the three months ended September 30, 2021, from approximately $6.2 million for the three months ended September 30, 2020, primarily as a result of an increase in non-cash stock compensation due to timing and higher estimated attainment of existing awards, as well as due to higher Corporate operating expenses.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Overall, net sales increased approximately $66.3 million, or 11.4%, to $648.1 million for the nine months ended September 30, 2021, as compared with $581.8 million in the nine months ended September 30, 2020, primarily as a result of acquisitions, which added approximately $39.0 million of sales. Organic sales, excluding the impact of currency exchange and acquisitions, increased in each of our three segments, growing a total of approximately $18.1 million. Organic sales in our Specialty Products segment increased approximately $15.6 million as a result of increased industrial and oil-field activity. Organic sales in our Packaging segment increased approximately $1.8 million, as increases in products used in food and beverage, industrial and other applications were mostly offset by a decrease in sales of dispensing products used in beauty and personal care and home care applications that help fight the spread of germs. Organic sales in our Aerospace segment increased approximately $0.7 million, as sales for customers' stocking orders were mostly offset by a decline in sales resulting from the impact from the COVID-19 pandemic on the overall aerospace industry. Net sales increased by approximately $9.3 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 25.9% and 23.3% for the nine months ended September 30, 2021 and 2020, respectively. Gross profit margin increased primarily due to the impact of lower realignment, contingent liability and purchase accounting charges of approximately $13.1 million, $2.0 million and $2.0 million, respectively, in the first nine months of 2021 than the first nine months of 2020. These increases, plus a more favorable product sales mix and leveraging of our prior realignment actions in our Specialty Products segment were partially offset by higher material costs (primarily resin) in our Packaging segment and production inefficiencies within our Aerospace segment.
Operating profit (loss) margin (operating profit as a percentage of sales) approximated 12.0% and (18.3)% for the nine months ended September 30, 2021 and 2020, respectively. Operating profit increased approximately $184.1 million, to $77.5 million for the nine months ended September 30, 2021, compared to $106.6 million for the nine months ended September 30, 2020, primarily due to approximately $134.6 million of goodwill and indefinite-lived intangible asset impairment charges as well as the impact of the $2.0 million pre-acquisition contingent liability charge within our Aerospace segment, all of which were recorded during the third quarter of 2020 and did not repeat in 2021. Operating profit and margin further increased due to higher sales levels and lower realignment and purchase accounting costs than in 2020. These increases were partially offset by higher material costs (primarily resin) in our Packaging segment and production inefficiencies within our Aerospace segment.
Interest expense decreased approximately $0.2 million, to $11.1 million, for the nine months ended September 30, 2021, as compared to $11.3 million for the nine months ended September 30, 2020 as a lower effective interest rate more than offset an increase in our weighted average borrowings.
We incurred approximately $10.5 million of debt financing and related expense for the nine months ended September 30, 2021, of which approximately $10.3 million was related to expenses incurred associated with the redemption of our 2025 Senior Notes and approximately $0.2 million related to the write-off of previously capitalized deferred financing fees associated with our Credit Agreement.
Other expense increased approximately $0.7 million, to $0.8 million for the nine months ended September 30, 2021, from $0.2 million for the nine months ended September 30, 2020, primarily due to a year-over-year increase in losses on transactions denominated in foreign currencies.

The effective income tax rate for the nine months ended September 30, 2021 and 2020 was 19.2% and 12.4%, respectively. We recorded tax expense of approximately $10.6 million for the nine months ended September 30, 2021 as compared to a tax benefit of approximately $14.6 million for the nine months ended September 30, 2020. The rate for the nine months ended September 30, 2021 is higher than in the prior year as the effective tax rate for the nine months ended September 30, 2020 was impacted by a decrease in profitability resulting from various realignment charges, expense for a change in the Company’s accounting policy for asbestos-related defense costs and impairment of goodwill and indefinite-lived intangible assets. The effective tax rate for the nine months ended September 30, 2021 was impacted by the recognition of approximately $3.0 million of deferred tax benefits in Italy, the majority of which related to a reduction in deferred tax liabilities in connection with certain tax incentives.
Net income increased by approximately $147.9 million, to net income of $44.5 million for the nine months ended September 30, 2021, compared to a net loss of $103.5 million for the nine months ended September 30, 2020. The increase was primarily the result of an increase in operating profit of approximately $184.1 million and a decrease in interest expense of $0.2 million, partially offset by debt financing and related expenses of approximately $10.5 million, an increase in income tax expense of approximately $25.2 million and an increase in other expense of approximately $0.7 million.
See below for a discussion of operating results by segment.
Packaging.   Net sales increased approximately $45.7 million, or 12.6%, to $409.7 million in the nine months ended September 30, 2021, as compared to $364.0 million in the nine months ended September 30, 2020. Acquisition-related sales growth was approximately $34.7 million, comprised of $29.4 million of sales from our December 2020 acquisition of Affaba & Ferrari and $5.3 million resulting from the January through March 2021 sales of our April 2020 acquisition of Rapak. Sales of products used in food and beverage markets increased by approximately $8.4 million, primarily due to strong demand for caps, closures and flexible packaging as the hospitality sector began to rebound from prior COVID-19 pandemic-related shutdowns. Sales of products used in industrial markets increased by approximately $7.9 million, primarily as a result of higher demand for closure products in North America. Sales of dispensing products used in beauty and personal care as well as home care applications that help fight the spread of germs decreased by approximately $18.6 million, as demand has abated for these products from the peak levels in 2020 as a result of the COVID-19 pandemic. Net sales also increased by approximately $9.3 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $7.0 million to $113.8 million, or 27.8% of sales, in the nine months ended September 30, 2021, as compared to $106.8 million, or 29.3% of sales, in the nine months ended September 30, 2020, primarily due to the higher sales levels, plus approximately $3.2 million of currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies. Gross profit margin also increased as a result of a more favorable product sales mix, as higher margin industrial and food and beverage products comprised a larger percentage of total sales. These increases were partially offset by approximately $9 million of higher material costs (primarily resin) than were recovered via sales price increases in the nine months ended September 30, 2021. In addition, during the first three quarters of 2021, we recognized approximately $1.6 million of realignment costs primarily related to the closure of our Union City, California manufacturing facility and consolidation into our Indianapolis, Indiana and Woodridge, Illinois facilities as compared to $0.9 million of realignment costs in the comparable period in 2020, primarily related to the disposal of certain equipment removed from service.
Packaging's selling, general and administrative expenses increased approximately $0.9 million to $37.3 million, or 9.1% of sales, in the nine months ended September 30, 2021, as compared to $36.4 million, or 10.0% of sales, in the nine months ended September 30, 2020, primarily due to higher ongoing selling, general and administrative costs associated with our acquisitions, partially offset by approximately $1.4 million in charges associated with realignment actions in the first nine months of 2020, primarily for severance, that did not repeat in 2021.
Packaging's operating profit increased approximately $6.2 million to $76.5 million, or 18.7% of sales, in the nine months ended September 30, 2021, as compared to $70.3 million, or 19.3% of sales, in the nine months ended September 30, 2020, primarily due to higher sales levels, a more favorable product sales mix and favorable currency exchange, which were partially offset by the impact of higher material costs, incremental realignment charges, and higher selling, general and administrative expenses.
Aerospace.    Net sales for the nine months ended September 30, 2021 increased approximately $5.0 million, or 3.8%, to $135.7 million, as compared to $130.7 million in the nine months ended September 30, 2020. RSA, acquired in February 2020, added approximately $4.3 million of sales for January and February 2021. Sales of our fastener products increased approximately $1.3 million, as approximately $20.8 million of sales of customers' stocking orders for specialized fasteners in the first nine months of 2021 were mostly offset by lower year-over-year sales resulting from current and expected future reduced air travel due to the COVID-19 pandemic. Sales of our engineered components products declined by approximately $0.6 million.

Gross profit within Aerospace increased approximately $8.9 million to $30.4 million, or 22.4% of sales, in the nine months ended September 30, 2021, from $21.5 million, or 16.5% of sales, in the nine months ended September 30, 2020, primarily due to charges recorded in the first nine months of 2020 that did not repeat in the first nine months of 2021. First, we recorded approximately $5.0 million lower realignment charges in the first nine months of 2021 compared with the first nine months of 2020, which were principally related to inventory reductions and facility consolidations in response to the COVID-19 pandemic. In addition, in the first nine months of 2020, we recorded a $2.0 million charge related to an updated estimate of a pre-acquisition contingent liability, as well as an approximate $2.0 million purchase accounting non-cash charge related to the step-up of RSA's inventory to fair value and subsequent amortization, each of which did not repeat in 2021. In addition to the impact of these charges, gross profit further increased due to the impact of higher sales. All of these factors were partially offset by lower absorption of fixed costs and production inefficiencies during 2021 driven by the COVID-19 pandemic.
Selling, general and administrative expenses increased approximately $0.3 million to $19.8 million, or 14.6% of sales, in the nine months ended September 30, 2021, as compared to $19.6 million, or 15.0% of sales, in the nine months ended September 30, 2020, primarily due to the impact of higher ongoing selling, general and administrative costs associated with our acquisition of RSA.
Operating profit (loss) within Aerospace increased approximately $143.2 million to an operating profit of $10.6 million, or 7.8% of sales, in the nine months ended September 30, 2021, as compared to an operating loss of $132.6 million, or (101.5)% of sales, in the nine months ended September 30, 2020, primarily due to approximately $134.6 million of goodwill and indefinite-lived intangible asset impairment charges during the third quarter of 2020. Operating profit also improved due to lower realignment and other charges recorded in the first nine months of 2020 that did not repeat in 2021, partially offset by production inefficiencies and higher selling, general and administrative expenses.
Specialty Products.    Net sales for the nine months ended September 30, 2021 increased approximately $15.6 million, or 17.9%, to $102.7 million, as compared to $87.1 million in the nine months ended September 30, 2020. Sales of our cylinder products increased approximately $11.2 million, due to higher demand for steel cylinders in North America as industrial activity is now increasing following the previous lower levels in 2020 as a result of the COVID-19 pandemic. Sales of engines, compressors and related parts used in upstream oil and gas applications increased by approximately $4.4 million, primarily as a result of higher oil-field activity in North America. Our sales in the first nine months of 2020 included approximately $0.7 million related to the liquidation of non-core inventory following our strategic decision to streamline Arrow Engine's product line offering.
Gross profit within Specialty Products increased approximately $16.4 million to $23.6 million, or 23.0% of sales, in the nine months ended September 30, 2021, as compared to $7.3 million, or 8.3% of sales, in the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we executed certain realignment actions in response to reduced end market demand as a result of the COVID-19 pandemic, resulting in approximately $9.0 million of non-cash charges, primarily related to Arrow Engine streamlining its product line offering and liquidating the non-core inventory, which did not repeat in 2021. In addition, gross profit increased in the nine months ended September 30, 2021 due to higher sales levels, while margins further improved due to favorable product sales mix and leveraging the previous realignment actions.
Selling, general and administrative expenses within Specialty Products increased approximately $0.1 million to $6.4 million, or 6.2% of sales, in the nine months ended September 30, 2021, as compared to $6.4 million, or 7.3% of sales, in the nine months ended September 30, 2020. Our 2021 selling, general and administrative expenses have increased primarily due to higher employment and spending levels aligned with the increase in sales levels. We incurred selling, general and administrative realignment expenses of approximately $0.7 million in the nine months ended September 30, 2020 related to severance that did not repeat in 2021.
Operating profit within Specialty Products increased approximately $16.3 million to $17.2 million, or 16.7% of sales, in the nine months ended September 30, 2021, as compared to $0.9 million, or 1.0% of sales, in the nine months ended September 30, 2020, primarily due to the impact of 2020 realignment costs that did not repeat in 2021, as well as higher sales and related profit conversion leveraging the 2020 realignment actions without the need to add incremental fixed costs.

Corporate.    Corporate expenses, net consist of the following (dollars in millions):

	Nine months ended September 30,
	2021	2020
Corporate operating expenses	$18.5	$16.1
Non-cash stock compensation	7.3	5.6
Legacy expenses	1.0	23.5
Corporate expenses	$26.8	$45.2
Corporate expenses decreased approximately $18.4 million to $26.8 million for the nine months ended September 30, 2021, from $45.2 million for the nine months ended September 30, 2020, primarily as a result of the $23.4 million non-cash charge recorded in 2020 due to the change of our accounting policy for asbestos-related defense costs. Corporate operating expenses increased primarily as a result of realignment charges related to the corporate office legal and finance groups in the nine months ended September 30, 2021.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were approximately $77.7 million for the nine months ended September 30, 2021, as compared to approximately $79.1 million for the nine months ended September 30, 2020. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:
•For the nine months ended September 30, 2021, the Company generated approximately $110.2 million of cash, based on the reported net income of approximately $44.5 million and after considering the effects of non-cash items related to depreciation, amortization, loss on dispositions of assets, changes in deferred income taxes, debt financing and related expenses, stock-based compensation and other operating activities. For the nine months ended September 30, 2020, the Company generated approximately $82.7 million in cash flows based on the reported net loss of approximately $103.5 million and after considering the effects of similar non-cash items, the asbestos-related change in liability estimate and the impairment of goodwill and indefinite-lived intangible assets.
•Increases in accounts receivable resulted in a use of cash of approximately $23.3 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively. The increased use of cash for each of the nine month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables increased two days through the nine months ended September 30, 2021, and remained relatively consistent through the nine months ended September 30, 2020.
•We increased our investment in inventory by approximately $5.9 million for the nine months ended September 30, 2021 and decreased our investment in inventory by approximately $4.5 million for the nine months ended September 30, 2020. Our days sales in inventory decreased by approximately ten days in 2021 through solid inventory management even as our 2021 net sales increased above 2020 levels. Our days sales in inventory decreased by approximately 12 days through the nine months ended September 30, 2020, primarily as a result of of the strategic decision in our Arrow Engine division to streamline its product line offering.
•Increases in prepaid expenses and other assets resulted in a use of cash of approximately $3.8 million for the nine months ended September 30, 2021. Decreases in prepaid expenses and other assets resulted in a source of cash of approximately $5.5 million for the nine months ended September 30, 2020. These changes were primarily a result of the timing of payments made for income taxes and certain operating expenses.
•An increase in accounts payable and accrued liabilities resulted in a source of cash of approximately $0.5 million for the nine months ended September 30, 2021, while a decrease in accounts payable and accrued liabilities resulted in a use of cash of approximately $7.4 million for the nine months ended September 30, 2020. Days accounts payable on hand remained consistent in 2021, while days payables decreased by six days in 2020, primarily as we paid certain key Packaging vendors more quickly in 2020 to ensure our orders remained a top priority for them given our robust demand levels and minimal available capacity in the marketplace.
Net cash used for investing activities for the nine months ended September 30, 2021 and 2020 was approximately $29.7 million and $110.9 million, respectively. During the first nine months of 2021, we invested approximately $29.9 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects. During the first nine months of 2020, we invested approximately $17.7 million in capital expenditures and paid approximately $95.2 million, net of cash acquired, to acquire RSA and Rapak. We also received proceeds from disposition of business, property and equipment of approximately $1.9 million in the first nine months of 2020.
Net cash provided by financing activities for the nine months ended September 30, 2021 was approximately $15.0 million, while net cash used for financing activities was approximately $40.9 million for the nine months ended September 30, 2020. During the first nine months of 2021, we issued $400.0 million principal amount of senior notes, made net repayments of approximately $48.6 million on our revolving credit facilities, and redeemed $300.0 million principal amount of senior notes. In connection with refinancing our long-term debt, we paid approximately $13.6 million of debt financing fees and redemption premium. We also purchased approximately $18.2 million of outstanding common stock and used a net cash amount of approximately $4.7 million related to our stock compensation arrangements. During the first nine months of 2020, we made net repayments of approximately $2.3 million, on our revolving credit facilities. We also purchased approximately $36.1 million of outstanding common stock and used a net cash amount of approximately $2.6 million related to our stock compensation arrangements.

Our Debt and Other Commitments
In March 2021, we issued the 2029 Senior Notes in a private placement under Rule 144A of the Securities Act of 1933, as amended. We used the proceeds from the 2029 Senior Notes offering to pay fees and expenses of approximately $5.1 million related to the offering and pay fees and expenses of $1.1 million related to amending our Credit Agreement. In connection with the issuance, during the second quarter of 2021, we completed the redemption of our 2025 Senior Notes, paying $300.0 million to retire the outstanding principal amount plus $7.3 million as a redemption premium. The remaining cash proceeds from the 2029 Senior Notes were used for general corporate purposes, including repaying all outstanding revolving credit facility borrowings. The $5.1 million of fees and expenses related to the 2029 Senior Notes were capitalized as debt issuance costs, while the $7.3 million redemption premium as well as approximately $3.0 million of unamortized debt issuance costs associated with the 2025 Senior Notes were recorded as expense within debt financing and related expenses in the accompanying statement of operations in the nine months ended September 30, 2021.
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
For the nine months ended September 30, 2021, our consolidated subsidiaries that do not guarantee the 2029 Senior Notes represented approximately 28% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented approximately 42% and 49% of the total guarantor and non-guarantor assets and liabilities, respectively, as of September 30, 2021, treating the guarantor and non-guarantor subsidiaries each as a consolidated group.
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

Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of September 30, 2021. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 1.65 to 1.00 at September 30, 2021. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of September 30, 2021. Our actual interest expense coverage ratio was 12.94 to 1.00 at September 30, 2021. At September 30, 2021, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended September 30, 2021 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended September 30, 2021
Net income	$68,180
Bank stipulated adjustments:
Interest expense	14,510
Income tax expense	1,980
Depreciation and amortization	52,500
Non-cash compensation expense(1)	9,880
Non-cash charges for deferred tax asset valuation allowances	250
Other non-cash expenses or losses	1,880
Non-recurring expenses or costs(2)	14,890
Extraordinary, non-recurring or unusual gains or losses	1,470
Effects of purchase accounting adjustments	830
Business and asset dispositions	450
Net losses on early extinguishment of debt	3,000
Permitted acquisitions	1,770
Currency gains and losses	420
Consolidated Bank EBITDA, as defined	$172,010

	September 30, 2021
Total Indebtedness, as defined	$284,200
Consolidated Bank EBITDA, as defined	172,010
Total net leverage ratio	1.65	x
Covenant requirement	4.00	x

Twelve Months Ended September 30, 2021
Interest expense	$14,510
Bank stipulated adjustments:
Interest income	(190)
Non-cash amounts attributable to amortization of financing costs	(1,030)
Total Consolidated Cash Interest Expense, as defined	$13,290

	September 30, 2021
Consolidated Bank EBITDA, as defined	$172,010
Total Consolidated Cash Interest Expense, as defined	13,290
Actual interest expense coverage ratio	12.94	x
Covenant requirement	3.00	x
_____________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to diligence and transaction costs, purchase accounting costs, severance, relocation, restructuring and curtailment expenses.
Our revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. We placed restricted cash on deposit with a financial institution to be held as cash collateral for our outstanding letters of credit; therefore, as of September 30, 2021 and December 31, 2020, we had no letters of credit issued against our revolving credit facility. At September 30, 2021, we had no amounts outstanding under our revolving credit facility and had approximately $300.0 million available after giving effect to letters of credit issued and outstanding. At December 31, 2020, we had $50.5 million outstanding under our revolving credit facility and had approximately $249.5 million available after giving effect to letters of credit issued and outstanding. Our letters of credit, or corresponding restricted cash deposits, are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Our borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of September 30, 2021 and December 31, 2020.
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
Our weighted average borrowings during the first nine months of 2021 approximated $402.5 million, compared to approximately $387.7 million during the first nine months of 2020, primarily due to a higher aggregate principal balance on our senior notes due to the issuance of the 2029 Senior Notes and the redemption of the 2025 Senior Notes during the first half of 2021.
In May 2021, we, through one of our non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings on this loan facility as of September 30, 2021.
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
The majority of our cash on hand as of September 30, 2021 is located within the U.S., and given available funding under our revolving credit facility of $300.0 million at September 30, 2021 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future, as well as dividends and share repurchases.
We are subject to variable interest rates on our revolving credit facility. At September 30, 2021, 1-Month LIBOR approximated 0.08%. At September 30, 2021, we had no amounts outstanding on our revolving credit facility and, therefore, no variable rate-based borrowings outstanding.

In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases, and annual rent expense for continuing operations related thereto approximated $9.4 million in 2020. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
In March 2020, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $250 million in the aggregate, an increase of $100 million from the prior authorization.  In the three and nine months ended September 30, 2021, we purchased 129,866 and 570,084 shares of our outstanding common stock for an aggregate purchase price of approximately $4.0 million and $18.2 million, respectively. Since the initial authorization through September 30, 2021, we have purchased 3,824,815 shares of our outstanding common stock for an aggregate purchase price of approximately $106.5 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock and the payment of dividends, depending on market conditions, including the potential impact of the COVID-19 pandemic, and other factors.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of September 30, 2021, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $126.9 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 10, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
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

Outlook
It has now been more than one year since the onset of the COVID-19 pandemic. The COVID-19 pandemic has significantly affected each of our businesses and how we operate, albeit in different ways and magnitudes. Sales in our Packaging segment for dispensing and closure products we supply that are used in applications to fight the spread of germs continue to be much stronger than before the COVID-19 pandemic, although, as expected, have abated from peak levels in 2020 at the onset of the COVID-19 pandemic. Sales in our Specialty Products segment had been depressed by low levels of industrial activity in the U.S., but have begun to rebound in second and third quarters of 2021. Sales in our Aerospace segment are expected to be lower than historical levels for an indefinite period as a result of low new commercial aircraft builds, but have been boosted by customers' stocking orders during the first nine months of 2021.
We believe our financial results demonstrate our ability to effectively leverage our TriMas Business Model, working across our businesses with a high degree of connectivity to respond to changing market conditions, including the ongoing challenges presented by the COVID-19 pandemic. We have capitalized on opportunities where market demand was high, while also taking swift actions where market demand was sharply reduced. We have continued to take proactive realignment actions to mitigate the effects of lower demand from the COVID-19 pandemic as much as practical.
While we experienced increased sales levels during third quarter 2021, as compared to the same period in 2020, we believe there will be a continued period of uncertainty related to demand levels for our products, whether it be when new aircraft builds will ramp-up that require our fasteners or engineered products or whether industrial demand will continue to improve toward pre-pandemic levels. We expect to continue to mitigate, as much as practical, the impact of low volumes in the most challenged end markets, executing realignment actions as necessary so we are positioned to gain operating leverage when these end markets recover. We believe we remain well positioned to capitalize on the recovery of the aerospace and industrial markets, as well as available market growth opportunities. We believe the continued effectiveness of vaccines, as well as continued measures intended to control the spread of the virus and future variants thereof, are among the most significant factors that could impact demand for our products.
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
Following the issuance of our 2029 Senior Notes and the amendment of our Credit Agreement in 2021, we believe our capital structure remains strong and that we have sufficient headroom under our financial covenants, and ample cash and available liquidity under our revolving credit facility, to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future, as well as dividends and share repurchases.
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
During the quarter ended September 30, 2021, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2020.

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
Evaluation of disclosure controls and procedures
As of September 30, 2021, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite this change, there have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize any impact it may have on their design and operating effectiveness.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2021 to July 31, 2021	65,611	$29.98	65,611	$145,525,137
August 1, 2021 to August 31, 2021	37,067	$31.90	37,067	$144,342,519
September 1, 2021 to September 30, 2021	27,188	$29.50	27,188	$143,540,446
Total	129,866	$30.43	129,866	$143,540,446
__________________________
(1)     In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate from its previous authorization of $150 million. The increased authorization includes the value of shares already purchased under the previous authorization. Pursuant to this share repurchase program, during the three months ended September 30, 2021, the Company repurchased 129,866 shares of its common stock at a cost of approximately $4.0 million. The share repurchase program is effective and has no expiration date.
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

10.1	Executive Severance / Change in Control Policy (Incorporated by reference to the Exhibits filed with Corporation's Current Report on Form 8-K filed on August 11, 2021 (File No. 001-10716)).*
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101	The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contracts and compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ SCOTT A. MELL

Date:	October 28, 2021	By:	Scott A. Mell Chief Financial Officer