Form 10-K
period 2021-12-31
TRIMAS CORP
filed 2022-03-01
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
__________________________________________________________________________________________________
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 30, 2021 was approximately $1.3 billion, based upon the closing sales price of the Registrant's common stock, $0.01 par value, reported for such date on the NASDAQ Global Select Market. For purposes of this calculation only, directors, executive officers and the principal controlling shareholder or entities controlled by such controlling shareholder are deemed to be affiliates of the Registrant.
As of February 22, 2022, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 42,835,700 shares.
Portions of the Registrant's Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to: the severity and duration of the ongoing coronavirus (“COVID-19”) pandemic on our operations, customers and suppliers, as well as related actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict; general economic and currency conditions; inflationary pressures on our supply chain, including raw material and energy costs, and customers; interest rate volatility; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; competitive factors; future trends; our ability to realize our business strategies; our ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; information technology and other cyber-related risks; the performance of our subcontractors and suppliers; supply constraints, including the availability and cost of raw materials; market demand; intellectual property factors; litigation; government and regulatory actions, including, without limitation, climate change legislation and other environmental regulations, as well as the impact of tariffs, quotas and surcharges; our leverage; liabilities imposed by our debt instruments; labor disputes and shortages; changes to fiscal and tax policies; contingent liabilities relating to acquisition activities; the disruption of operations from catastrophic or extraordinary events, including natural disasters and public health crises; the amount and timing of future dividends and/or share repurchases, which remain subject to Board approval and depend on market and other conditions; our future prospects; and other risks that are discussed in Part I, Item 1A, "Risk Factors." The risks described in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I
Item 1.    Business
Overview
TriMas designs, develops and manufactures a diverse set of products primarily for the consumer products, aerospace and industrial markets through its TriMas Packaging, TriMas Aerospace and Specialty Products groups. We believe our businesses share important and distinguishing characteristics, including: well-recognized brand names in the focused markets we serve; innovative product technologies and features; customer approved processes and qualified products; strong cash flow conversion and long-term growth opportunities. Headquartered in Bloomfield Hills, Michigan, TriMas has approximately 3,500 employees who serve our customers from 38 manufacturing and support locations in twelve countries.
During 2021, our net sales were $857.1 million, operating profit was $95.1 million, and net cash provided by operating activities was $134.2 million. Approximately 70% of our 2021 net sales were generated from sales into North America.
Our Competitive Strengths
TriMas reports its operating activities in three segments: Packaging, Aerospace and Specialty Products. Our management team believes TriMas is uniquely positioned because of a number of competitive strengths, including:
•Well-Recognized and Established Brands. Our main brands include Rieke®, Affaba & Ferrari™, Taplast™, Rapak® and Omega Plastics (reported in Packaging); TriMas Aerospace™, Monogram Aerospace Fasteners™, Allfast Fastening Systems®, Mac Fasteners™, RSA Engineered Products, Martinic Engineering™ and TFI Aerospace (reported in Aerospace); and Norris Cylinder™ and Arrow® Engine Company (reported in Specialty Products). We believe each of our go-to-market brands are well-recognized and firmly established in the focused markets we serve. We believe our brands represent high standards and a commitment to quality and service that our customers rely on, and in many cases certify or audit, when they make their sourcing decisions.
•Innovative and Proprietary Manufacturing and Product Technologies. We believe each of our businesses is well-positioned through years of refined manufacturing know-how, innovative product development, application engineering and solutions design. We believe our manufacturing footprint and operational competencies would be difficult and costly to replicate, providing us an advantage. We continue to place a priority on investing in innovation to protect and enhance our product designs, brand names, and manufacturing processes and competencies.
•Customer-Focused Solutions and Long-Term Customer Relationships. We work collaboratively with our customers to design new product applications that help satisfy rapidly changing preferences in the marketplace. As a recognized leader in many of our markets, customers partner with us during the design, product development and production life cycle. These ongoing relationships, often developed over decades, coupled with our expertise in innovation and application engineering, position us to win new and replacement business with our customers when they launch new products or programs.
•Experienced Management Team. Given the range of product and process technologies within each of our businesses, TriMas' success is a function of our experienced management team. In each of our businesses, including businesses we have acquired, we have members of our leadership team that have served the vast majority of their careers, and have extensive and often times unique experience, in the industries we operate. The TriMas management team is focused and committed to continuously improving Company performance and growing shareholder value. Management compensation is tied to financial results through short-term incentive plans, long-term equity incentive programs and Company-established stock ownership guidelines.

Our Strategy
Guided by our experienced management team, we are focused on the following components that comprise our core strategy:
•Leverage the TriMas Business Model. The TriMas Business Model ("TBM") serves as the platform to manage our diverse set of businesses under a common set of standards focused on driving long-term exceptional performance. Through the TBM, we set near- and long-term performance objectives and goals, and utilize a reliable communication and escalation process that provides for flexibility and adjustments if market expectations change. A key tenet of the TBM is our commitment to operational excellence and continuous improvement. We leverage the Kaizen methodology, which is predicated on engaging our employees to identify cost effective ways to improve all aspects of our businesses, throughout our manufacturing operations and support services. We believe our operating performance will continue to benefit from the use of Kaizen as a means to drive our decision-making and investment processes. In addition to continuous improvement and goal setting, the TBM is also focused on environmental, health and safety, talent development, and flawless new product and process launches.
•Accelerate Growth through Innovation. We continue to invest in organic growth in our most compelling market segments with the highest long-term return potential. We intend to leverage our brands, expand our product offerings to current and new customers, and introduce innovative products to meet our customers' needs and help solve their challenges. We operate under a disciplined approach to defend and expand our product offerings, and grow our business over the longer term. In addition to product innovation, we also value process innovation and believe we can solidify our customer relationships using new innovative processes and manufacturing "know-how" to improve our quality, speed to develop and commercialize, sustainability and overall competitiveness, increasing customer satisfaction, as well as our performance.
•Augment Growth with Strategic Acquisitions. We believe TriMas, through its relatively low debt profile and its strong free cash flow, is uniquely positioned to enhance organic growth with strategic acquisitions. Our acquisition priority is to build out the Packaging platform, continuing our initiative to increase TriMas’ weight in packaging-related end markets, which comprise more than 60% of consolidated net sales in 2021, as well as explore opportunities to further expand our Aerospace platform. We typically seek to acquire adjacent product lines that expand our existing product offerings, gain access to new customers and end markets, expand our geographic footprint and/or capitalize on scale and cost efficiencies.
•Drive Enhanced Cash Conversion. We leverage the TBM to drive management’s decision-making processes to achieve our growth and profitability targets, as well as drive our businesses toward achieving market-leading returns and cash flow conversion. We believe establishing well-defined strategies, executing against annual goals and long-range targets, operating in a data-driven, fact-based environment, and awarding our team on annual cash flow generation will allow us to expand our free cash flow and create shareholder value. We plan to use this cash for reinvestment in our businesses, strategic acquisitions and other capital allocation actions, such as share buybacks and dividends, which we initiated in 2021.
•Engage our People. We believe our talented and dedicated global team is the foundation of our success. We strive to be a great employer through our demonstrated commitment to employee safety, diversity, equity and inclusion, talent development and workplace culture. We embrace the tools of Kaizen and foster a culture of employee engagement to drive performance improvements, operational excellence and a sustainable future.
•Focus on Sustainability in Everything We Do. We view sustainability and Environmental, Social and Governance ("ESG") practices as important components of our culture and rooted in our core values representing who we are as a company. We proactively seek new ways to make progress in each of the four key areas of our sustainability strategy: Governance & Ethics, People, Environment and Products. We believe that sustainability is broader than caring for the environment, and encompasses care for our employees, as well as the communities where we live and work. It means continuously enhancing our products and our processes to make the world a better place. We strive to incorporate the concept of sustainability into our decision-making model, and continue to increase the importance of sustainability in everything we do.

Our Businesses
We report the results of our operations in three segments, which had net sales and operating profit for the year ended December 31, 2021 as follows: Packaging (net sales: $533.3 million; operating profit: $96.5 million), Aerospace (net sales: $183.3 million; operating profit: $13.3 million) and Specialty Products (net sales: $140.5 million; operating profit: $22.6 million). For information pertaining to the net sales and operating profit attributed to our segments, refer to Note 22, "Segment Information," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
Each of our segments is described in more detail on the following pages.
Packaging (62% of 2021 net sales)
TriMas' Packaging segment consists of TriMas Packaging, which includes the Rieke, Affaba & Ferrari, Taplast, Rapak and Omega Plastics brands. We believe TriMas Packaging is a leading designer, developer and manufacturer of specialty, highly-engineered polymeric and steel closure and dispensing systems for a range of end markets, including consumer packaging and industrial markets. We manufacture high-performance, value-added products that are designed to enhance our customers’ ability to store, transport, process and dispense various products.
TriMas Packaging designs and manufactures dispensing products (including foaming pumps, lotion and hand soap pumps, sanitizer pumps, beverage dispensers, perfume sprayers, nasal sprayers and trigger sprayers), polymeric and steel caps and closures (including food lids, flip-top closures, child resistance caps, drum and pail closures and flexible spouts), polymeric jar products, and fully integrated dispensers for fill-ready, flexible bag-in-box applications, for a variety of consumer product markets including, but not limited to, beauty and personal care, home care, food and beverage, medical, pharmaceutical and nutraceutical, as well as industrial markets.
In December 2021, we acquired Omega Plastics, a manufacturer of custom injection molded components and devices for drug delivery, diagnostic and orthopedic medical applications, as well as various injection molded products for industrial products. Omega Plastics adds rapid prototyping and advanced in-house tool making capabilities to enhance our speed-to-market advantage for innovative new product designs, as well as an ISO13485-certified injection molding facility and an ISO Class 8 clean room.
In April 2020, we acquired the Rapak brand of flexible bag-in-box product lines and assets used in dairy, soda, smoothie and wine applications. In December 2020, we acquired Affaba & Ferrari Srl, a highly-automated manufacturer of aseptic closures for energetic, juice and dairy drinks, as well as industrial closures and flex spouts, in December.
TriMas Packaging has the capability of manufacturing the majority of our products in North America, Europe or Asia, which allows us to evaluate manufacturing location decisions based on customer needs, timing, cost and capacity.
Competitive Strengths
We believe TriMas Packaging benefits from the following competitive strengths in coordination with operating under TriMas' overarching strategy:
•Strong Product Innovation. Through a multi-layered approach to product and process innovation starting with subject matter experts, our TriMas Packaging team is focused on driving innovation across a broad range of solutions for our customers. Our New Product Development teams are also supported by our Engineering Resource Center ("ERC"), located in India, to enhance our technical innovation and development. TriMas Packaging has a consistent pipeline of new products ready for launch and continues to innovate to make products more sustainable and environmentally friendly. For example, TriMas Packaging's product development programs have provided innovative and proprietary product solutions, such as the patented single-polymer MonoTM-2e pump, which features six parts, all made from one material, making it 100% recyclable. We are also developing additional dispensing products made from a single-material without compromising quality, aesthetics, performance or formula compatibility, under the SingoloTM brand. In addition, TriMas Packaging partnered with Amazon to develop a range of products designed to meet the requirements of the high-growth e-commerce retail channel, including a proprietary dispenser locking mechanism to protect the integrity of packages and prevent liquids from leaking during shipment, meeting consumers' demands and ISTA 6 standards as required by Amazon. TriMas Packaging's emphasis on highly-engineered solutions and product development has yielded numerous issued and enforceable patents, with many other patent applications pending. For example, 44 patents were filed and 64 patents were issued in 2021, related to both new and existing patent families.

•Customized Solutions that Enhance Customer Relationships. A significant portion of our products have customized designs that are developed and engineered to address customer-specific technical, marketing and sustainability needs, helping to distinguish our customers’ products from those of their competitors. For example, the customization of specialty plastic caps, closures and dispensers including branding, unique colors, collar sizes, lining and venting results in substantial customer loyalty. The substantial investment in flexible manufacturing cells allows us to offer both short lead-times for high volume products and customization for more moderate volume orders, which provides significant advantages to our consumer packaged goods customer base. In addition, we provide customized dispensing solutions including unique pump designs, precision metering, unique colors and special collar sizes to fit the customer’s containers. TriMas Packaging collaborates with customers to develop innovative products that are more eco-friendly and easier to recycle. We have also been successful in promoting the sale of complementary products in an effort to achieve preferred supplier status with several customers.
•Global Manufacturing Footprint. TriMas Packaging maintains a global network of sales, manufacturing and distribution sites, to serve our global customer base. Our customers, including larger consumer products customers, often desire supply capability and a manufacturing footprint close to their end markets which results in more efficient supply chains, reduced carbon footprint and better sustainability. In light of recent market forces that impact logistics, we are expanding our North American manufacturing presence by launching a new, highly automated facility in New Albany, Ohio, which will be operational in 2022. This new facility will enable TriMas Packaging to shift production of a variety of products currently produced outside of the United States and provide significant incremental capacity for new business growth closer to our customers in North America as needed. To serve our customers in Asia, we have design and manufacturing capacity and offer highly engineered dispensing solutions through locations in China, India and Vietnam, and have increased our Asian market sales coverage. Additionally, TriMas Packaging opened a facility in San Miguel de Allende, Mexico, during 2017, to provide incremental manufacturing capacity to support our growth in North America. We have also increased our sales coverage in Europe and Asia. Our acquisitions of Affaba & Ferrari in 2020, and Plastic Srl and Taplast in 2019, provide us with additional sales, design and manufacturing capacity in Europe, with additional manufacturing facilities in Italy and Slovakia. In addition, we are starting to expand into South America, opening our first warehouse in Brazil for planned commercial activity beginning in 2022. We believe TriMas Packaging's flexible footprint provides us with multiple alternatives for production to best meet customer requirements and helps mitigate the impacts of potential trade disruption. The majority of TriMas Packaging's manufacturing facilities around the world have advanced injection molding machines required to manufacture precision engineered dispensing and closure components, as well as automated, high-speed assembly equipment for multi-component products.
Marketing, Customers and Distribution
TriMas Packaging accesses its markets through direct sales to end-use customers, as well as through leading distributors, where it has enjoyed favorable, long-standing relationships. We employ commercial teams in North America, Europe and Asia, organized by product line and combined with a Global Strategic Accounts sales team, led by a chief commercial officer. We also at times use third-party agents and distributors in key geographic markets, including Europe, South America and Asia, as well as agents and distributors primarily to sell to container manufacturers and to users or fillers of containers.
TriMas Packaging's end customers include, but are not limited to, consumer packaged goods, beauty and cosmetic, personal care, medical, pharmaceutical, nutraceutical, food and beverage, industrial, agricultural, chemical, and cleaning and sanitary supply companies. We also provide products into applications used by warehouse clubs, e-retailers and fast food retailers. We may provide products directly to the end customer, but the end customers may also specify that our products be provided to fillers or packagers. In addition, we also provide products to major container manufacturers, and maintain a customer service center that provides technical support, as well as other technical assistance to customers.
TriMas Packaging has manufacturing and support facilities in the United States, Mexico, the United Kingdom, Germany, Italy, Slovakia, China, India and Vietnam.
Competition
TriMas Packaging has a broad range of products in closure, dispensing and flexible packaging systems, and therefore has various competitors in each of our product offerings. We do not believe that there is a single competitor that matches our entire product offering. Depending on the product and customers served, our competitors include Aptar, Bericap, Berry Global, Greif, Mold-Rite, Phoenix Closures, Silgan, Technocraft and other smaller private companies located in Asia.

Aerospace (22% of 2021 net sales)
Our Aerospace segment is comprised of TriMas Aerospace, which includes the Monogram Aerospace Fasteners, Allfast Fastening Systems, Mac Fasteners, RSA Engineered Products, Martinic Engineering and TFI Aerospace brands. We believe TriMas Aerospace is a leading designer and manufacturer of a diverse range of products, including, but not limited to, highly-engineered fasteners, collars, blind bolts, rivets, ducting and connectors for air management systems, and other highly-engineered machined parts and components, for use in focused markets within the aerospace industry. In general, these products are customer-specific and are manufactured utilizing customer-qualified and proprietary processes. The products also satisfy rigorous customer approvals or meet unique aerospace industry standards, and as such, we believe there are a limited set of competitors.
We provide products for commercial, business jet, and military and defense aerospace applications and platforms with sales to original equipment manufacturers ("OEMs"), supply chain distributors, MRO/aftermarket providers and tier one suppliers. Our customer-specified and/or qualified products are used in production of significant long-term aircraft programs, including several Boeing and Airbus commercial jetliner programs.
We believe our brands are well established and recognized in their markets. Each of our brands are long-term, certified suppliers of aerospace OEMs or Tier 1 suppliers, and have been serving the aerospace industry for decades. Our TriMas Aerospace go-to-market fastener brands include Monogram Aerospace Fasteners (“Monogram”), Allfast Fastening Systems (“Allfast”), Mac Fasteners and TFI Aerospace (“TFI”), and our engineered product brands include RSA Engineered Products ("RSA") and Martinic Engineering ("Martinic").

TriMas Aerospace's product offering includes a broad line of fastener products, including permanent threaded blind bolts, solid and blind rivets, standard screws and bolts manufactured to meet NAS, MS, AN and AS standards, collars, temporary fasteners and other specialty fasteners. TriMas Aerospace also manufactures and assembles complex, highly-engineered and proprietary ducting, connectors and related products for air management systems, and other complex machine-to-print parts for aerospace applications, including auxiliary power units, as well as electrical, hydraulic and pneumatic systems. In December 2021, we acquired TFI, a manufacturer and supplier of specialty fasteners used in a variety of applications, predominantly for the aerospace end market.
Competitive Strengths
We believe TriMas Aerospace benefits from the following competitive strengths in coordination with operating under TriMas' overarching strategy:
•Broad Product Portfolio of Established Brands. We believe that TriMas Aerospace is a leading designer, developer and manufacturer of broad range of engineered fasteners for the aerospace industry, as well as other complex machined components such as those used in air ducting systems. The combination of the Monogram, Allfast, Mac Fasteners and TFI brands enables TriMas Aerospace to offer a wide range of fastener products which address a broad scope of customer requirements, providing scale to customers who continue to rationalize their supply base. In several of the product categories, including rotary-actuated blind bolts and blind and solid rivets, TriMas Aerospace has a meaningful market share with well-known and established brands. The combined product sets of the Monogram, Allfast, Mac Fasteners and TFI brands uniquely position us to benefit from platform-wide supply opportunities. In addition, RSA has extensive experience in providing air ducting, connectors and flexible joints used in hot engine bleed air, anti-icing and environmental control system applications. Martinic has a reputation, with more than 40 years of experience, of specializing in the high complexity machining of castings, forgings and bar stock for leading tier-one commercial and defense aerospace OEMs.

•Product Innovation. We believe that TriMas Aerospace’s engineering, research and development capability and new product focus are competitive advantages. For many years, TriMas Aerospace’s product development programs have provided innovative and proprietary product solutions. The close working relationship between our sales and engineering teams and our customers’ engineering teams is key to developing future products desired and required by our customers. Our innovation teams add value by working directly with our customers to address assembly and manufacturing process challenges to increase productivity, quality, speed and efficiency, while reducing overall installed cost. TriMas Aerospace has developed new fastener products that offer a flush break upon installation and is developing and testing other fastener designs which offer improved clamping characteristics on composite structures, improved aerodynamics and enhanced installed aesthetics. One of our recent product innovations is the Composi-Lok4® fastener evolution, providing significant installed weight savings, helping to improve fuel efficiency. TriMas Aerospace has also designed the next generation temporary fastener with a significant increase in clamping force called Fastack® SC (Super Clamp). TriMas Aerospace has also expanded its fastener offerings to include other fastening product applications on current aircraft, including the expansion of its suite of collar families used in traditional two-sided assembly. We believe our customer-focused approach to provide cost-effective technical solutions will drive the development of new products and create new opportunities for growth.
•Leading Manufacturing Capabilities and Processes. We believe that TriMas Aerospace is a leading manufacturer of precision-engineered components for the aerospace industry. Given industry regulatory requirements, as well as customer requirements, these products are required to be manufactured within tight tolerances and specifications, often out of hard-to-work-with and exotic materials including titanium, Inconel and specialty steels. TriMas Aerospace is also capable of advanced precision computer numerical controlled ("CNC") milling, high performance CNC turning and assembly, working in a variety of metals including super alloys, stainless steel, aircraft steel alloys, carbon steel alloys and aluminum alloys. Many of TriMas Aerospace’s products, facilities and manufacturing processes are required to be qualified and/or certified. Key certifications in TriMas Aerospace include: AS9100:2009 Revision D; ISO9001:2008; TSO; and NADCAP for non-destructive testing, heat treatment, wet processes and materials testing. While proprietary products and patents are important, having proprietary manufacturing processes and capabilities makes TriMas Aerospace’s products difficult to replicate. The aerospace industry has strict requirements for quality and delivery, making process innovation and continuous improvement vital to TriMas Aerospace's success. We believe TriMas Aerospace’s manufacturing processes, capabilities and quality focus create a competitive strength for the business.
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
TriMas Aerospace's manufacturing facilities are located in the United States and Canada. In addition to TriMas Aerospace's facilities in California, we are also ramping up a new facility in Mesa, Arizona. Given the nature of the components TriMas Aerospace manufactures, it can ship products efficiently to Europe, South America and Asia.
Competition
Depending on the product and customers served, our primary competitors include Ateliers de la Haute Garonne, Cherry Aerospace - Precision Castparts Corp., Howmet Aerospace, LISI Aerospace and Senior Aerospace, as well as a variety of aerospace and general industrial machined component manufacturers. We believe that we are a leader in the blind bolt market with significant market share in all blind fastener product categories in which we compete.

Specialty Products (16% of 2021 net sales)
Our Specialty Products segment is comprised of our Norris Cylinder and Arrow Engine Company businesses. We believe these businesses are well established and recognized in the end markets they serve.
TriMas' Norris Cylinder business is a leading designer, manufacturer and distributor of highly-engineered steel cylinders for use in industrial, heating, ventilation and air conditioning ("HVAC"), construction, health care and defense end markets. We believe that Norris Cylinder is a leading provider of a complete line of large, intermediate and small size, high and low-pressure steel cylinders for the transportation, storage and dispensing of compressed gases. Norris Cylinder’s large high-pressure seamless gas cylinders are used principally for shipping, storing and dispensing oxygen, nitrogen, argon, helium and other compressed gases. In addition, Norris Cylinder offers a complete line of steel cylinders used to contain and dispense acetylene gas for the welding and cutting industries. Norris Cylinder's products meet the rigorous standards required by the Department of Transportation ("DOT") or International Standards Organization ("ISO"), which certifies a cylinder's adequacy to perform in specific applications.
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
Competitive Strengths
We believe our Specialty Products segment benefits from the following competitive strengths in coordination with operating under TriMas' overarching strategy:
•Leading Market Positions and Strong Brand Names. With more than 70 years of experience, Norris Cylinder is one of the worlds' largest manufacturers of high- and low-pressure steel cylinders, and the only manufacturer in the United States. In 2021, Norris Cylinder became an official “Made in the USA” designated manufacturer, which we believe allows Norris to locally address customers' needs, while maintaining more control over lead times and quality. We believe that Norris has a reputation for high-quality cylinders used in a variety of applications, including industrial gas, welding and cutting, government, medical, laboratories, food and beverage technology, breathing air, fire protection and aviation. We believe that Arrow Engine also has also a leading market position in the niche it serves.
•Comprehensive Product Offering. We believe that both Norris Cylinder and Arrow Engine offer a comprehensive product offering that meets their customers' needs. Norris Cylinder offers a complete line of large, intermediate and small size, high and low-pressure steel cylinders to its customers across a variety of end markets. Arrow Engine also provides a comprehensive product offering, including engines, compressors, chemical pumps, generator sets, electronics and replacement parts to a variety of oilfield and industrial markets. During 2021, utilizing the tools of Kaizen, Arrow Engine developed and launched a new reduced emission EPA-certified A54-E engine platform for stationary and off-road mobile applications.
•Established and Extensive Distribution Channels. Our Specialty Products businesses have long-standing customer relationships and distributes directly to major companies, as well as distributing to domestic buying groups, OEMs, medium and small independent companies, and independent distributors. Our long-standing supply positions in this well-established network has allowed our Specialty Products businesses to successfully navigate some of the most robust, as well as harshest, economic cycles.
•Difficult and Costly to Replicate Manufacturing Base. Our Norris Cylinder business has locations in Longview, Texas, and Huntsville, Alabama, which have numerous forging and metalworking pieces of equipment and processes. While there are other manufacturers of steel cylinders globally, the installation of manufacturing processes and adding new capacity tends to be a lengthy process and a costly investment to implement. As such, in periods of rising demand, as we have experienced in 2021, Norris Cylinder's installed capacity and manufacturing presence in the United States provides an advantage when compared to non-U.S. suppliers dealing with logistic constraints.

Marketing, Customers and Distribution
The customers of our Specialty Products segment predominantly operate in the industrial end markets, and to a lesser extent, the upstream oil and gas end markets. Given the focused nature of many of our products, we rely upon a combination of a direct sales force and an established network of distributors with familiarity of the end-users. Norris Cylinder, for example, sells directly to customers and through distributors. Our primary customers include industrial gas producers and distributors, welding equipment distributors, and equipment manufacturers.
The Norris Cylinder and Arrow Engine manufacturing facilities are located in the United States.
Competition
Norris Cylinder competes against Worthington, Beijing Tianhai Industry Co., Faber and Vitkovice Cylinders, but is the only steel cylinder manufacturer in the United States. In May 2012, the U.S. International Trade Commission made a unanimous final determination that Norris Cylinder had been materially injured by imports of DOT high-pressure steel cylinders that were being subsidized by the Government of China, as well as being dumped in the U.S. market by producers in China. As a result, trade duties were imposed on the subject imports for a five-year period to create a fairer competitive environment in the United States. The duty was extended and increased for an additional five-year period in 2017. Arrow Engine tends to compete against natural gas powered, lower horsepower, multi-cylinder engines from manufacturers such as Caterpillar, Chevy, Cummins and Ford industrial engines and electric motors.
TriMas' Acquisition Strategy
TriMas views the pursuit of strategic acquisitions as core to augmenting its growth and achieving its overarching corporate strategy. We believe TriMas is uniquely positioned to leverage its relatively low debt profile and its strong free cash flow profile to identify and complete bolt-on acquisitions annually as part of its capital allocation philosophy. TriMas’ acquisition priority is to build out our Packaging platform, continuing our initiative to increase TriMas’ weight in packaging-related end markets, which currently comprises nearly 65% of consolidated net sales, as well as explore unique opportunities to build out our Aerospace platform. We typically seek to acquire adjacent product lines that expand our existing product offerings, gain access to new customers and end markets, expand our geographic footprint and/or capitalize on scale and cost efficiencies. Since the beginning of 2019, TriMas has completed seven acquisitions and one divestiture.
Materials and Supply Arrangements
Our largest raw material purchases are for resins (such as polypropylene and polyethylene), steel, aluminum and other oil and metal-based purchased components. Raw materials and other supplies used in our operations are normally available from a variety of competing suppliers. In addition to raw materials, we purchase a variety of components and finished products from sources in lower-cost countries.
Polypropylene and polyethylene are generally commodity resins with multiple suppliers capable of providing product globally. Steel is purchased primarily from steel mills and service centers. Changing global dynamics for steel production and supply will continue to present a challenge to our business.
Historically, we have experienced volatility in costs and availability of our raw material purchases and have worked with our suppliers to manage costs and disruptions in supply. We also utilize pricing programs to pass increased steel, resin and other raw material costs to customers. Although we may experience delays in our ability to implement price increases, we have been generally able to recover such increased costs.
Human Capital Resources
As of December 31, 2021, we employed approximately 3,500 people, of which approximately 52% were located outside the United States. We have one facility, located in Commerce, California where our hourly employees operate under a collective bargaining agreement, and which represents approximately 14% of our U.S. employees. We have four facilities outside of the United States where our employees are affiliated with state-controlled or trade unions, which covers approximately 47% of our non-U.S. employees.
We believe employee relations throughout our organization are good and we are not aware of any present active union organizing activities at any of our facilities. We cannot predict the impact of any further unionization of our workplace. Our labor agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America at our TriMas Aerospace facility in Commerce, California expired in August 2021, at which time we entered into a new three-year collective bargaining agreement.

TriMas focuses on a number of human capital resources objectives in managing its business, including our commitment to health and safety, employee engagement, diversity, equity & inclusion, and talent development. These human capital resources objectives, taken together, may be material to understanding our business under certain circumstances. These objectives are reinforced by our Code of Conduct, our global policies, including our Global Human Rights Policy and our Diversity, Equity & Inclusion Statement, and our commitment to sustainability as evidenced by our Sustainability Reports.
Commitment to Safety
One of our primary objectives under the TBM is the health and safety of our employees and anyone who conducts business on our behalf. The commitment to safety starts at the top levels of our organization. We believe a safe and secure workplace is fundamental to our success. TriMas is committed to providing a safe and healthy workplace, and complying with applicable safety and health laws, regulations and internal requirements. We are also committed to engaging our employees to continually improve health and safety by acting upon opportunities to reduce risk and improve our safety and health performance, and offer training programs on a regular basis. TriMas maintains comprehensive safety programs focused on identifying hazards and eliminating risks that can lead to work-place injuries.
Employee Engagement
At TriMas, a commitment to continuous improvement is one of our core values and imperative to our long-term success. We embrace the tools of Kaizen and work to foster a culture of employee engagement to drive performance improvements and operational excellence. We believe that employee feedback is important which is why, in 2021, we administered an employee engagement survey globally. We will continue to work on our engagement as a company, with managers actively facilitating engagement discussions with their teams and developing action plans to ensure progress and continuous improvement.
Diversity, Equity and Inclusion
We believe we are at our best when we bring together unique perspectives, experiences and ideas, and actively build diverse teams and inclusive work environments across our global locations. We believe that tapping into our employees’ diverse backgrounds and experiences ensures we make better decisions and supports stronger operating performance. Our goal is to foster working environments that are fair, equitable and safe, where rights are respected and everyone can achieve their full potential. Our policies and practices strive to assure equal employment and advancement opportunities for all qualified people. We also work to maintain appropriate standards of conduct in the workplace and to be sensitive to the concerns of our diverse group of employees. We strive to maintain workplaces that are free from discrimination or harassment on the basis of race, ethnicity, color, national origin, religion, age, gender, gender identity and expression, genetic information, sexual orientation, protected veteran status, disability or any other characteristic protected by applicable laws.
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

Government Regulations
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
Trade Policies and Regulations
Free trade laws and regulations provide certain duties and tariffs on qualifying imports and exports, subject to compliance with the applicable classification and other requirements. In the past few years, we have experienced higher input costs as a direct result of tariffs imposed on certain raw materials and components imported from China. In certain cases, we have passed-through these incremental costs to the customer, while in some cases we have not changed pricing to retain or expand volume, and in other cases we continue to work to install capacity in facilities where there currently is no tariff. In addition, certain of our U.S. suppliers raised prices for components in response to an overall increase in demand for domestic sources.
We believe that we are in material compliance with free trade laws and regulations. While there may be an impact to our financial condition as a result of changes in the amount of duties or tariffs levied on products we sell, we do not believe that costs to remain in compliance with such laws and regulations will have a material adverse effect on our business, financial condition, results of operations and cash flows.
Intangible Assets
Our identified intangible assets, consisting of customer relationships, trademarks and trade names, and technology, are recorded at approximately $196.7 million at December 31, 2021, net of accumulated amortization. The valuation of each of the identified intangibles was performed using broadly accepted valuation methodologies and techniques.
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
Trademarks and Trade Names. Each of our businesses designs and manufactures products for focused markets under various trade names and trademarks (see prior discussion by reportable segment). Our trademark/trade name intangibles are well-established and considered long-lived assets that require maintenance through advertising and promotion expenditures. Because it is our practice and intent to maintain and to continue to support, develop and market these trademarks/trade names for the foreseeable future, we consider our rights in these trademarks/trade names to have an indefinite life, except as otherwise dictated by applicable law.

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
International Operations
Approximately 25.3% of our net sales for the year ended December 31, 2021 were derived from sales by our businesses located outside of the United States, and approximately 37.1% of our long-lived assets as of December 31, 2021 were located outside of the United States. We operate manufacturing facilities in Canada, China, Germany, India, Italy, Mexico, Slovakia, the United Kingdom and Vietnam, in addition to our U.S. operations. In addition to the net sales derived from sales by our businesses located outside of the United States, we also generated approximately $80.6 million of export sales from the United States.
Website Access to Company Reports
We use our corporate website, www.trimascorp.com, as a channel for routine distribution of important information, including news releases, company presentations and links to our businesses' websites, as well as reinforcing our commitment to sustainability as evidenced by our Sustainability Reports. We also provide financial information on our website and post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"), including our annual, quarterly, and current reports on Forms 10-K, 10-Q and 8-K, our proxy statements and any amendments to those reports or statements. All such postings and filings are available under our Investors section of the website free of charge. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

Item 1A.    Risk Factors
You should carefully consider each of the risks described below, together with information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Although the risks are organized by headings, and each risk is discussed separately, many of the risks are interrelated. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impact our business operations, financial results and liquidity.
Risks Relating to the COVID-19 Pandemic
The COVID-19 pandemic has had, and is expected to continue to have, a significant impact on the Company's operations and results.
Since late January 2020, we have been managing matters related to the global COVID-19 pandemic, including impacts to our operations and strategic supplier-partners in Asia, as well as our manufacturing operations in Europe and North America. We have experienced temporary disruptions in the operation of certain of our facilities due to elevated levels of absenteeism, which has impacted workforce staffing. In response, we were early adopters of many of the workplace guidelines published by the U.S. Centers for Disease Control and Prevention ("CDC") and implemented other precautionary measures as necessary to maintain social distancing. The COVID-19 pandemic has also affected our customers and suppliers, and we have been and will continue to collaborate with them to minimize supply chain disruptions. We have also implemented pandemic and business continuity plans, as well as other precautionary measures on behalf of our customers and employees, including supporting remote work opportunities for certain of our employees. While we believe that all of these measures have been necessary and appropriate, they have resulted in additional costs and may adversely impact our business and financial performance in the future or expose us to additional unknown risks.
The COVID-19 pandemic has impacted our results of operations, and we expect it will continue to impact us in the future at varying levels. For example, sales for our dispensing and closure products used to help fight the spread of gems continue to be much stronger than before the COVID-19 pandemic, while sales in our Aerospace segment have been lower than historical levels as a result of the reduction of new commercial aircraft builds. Although it is not possible to predict the ultimate impact of COVID-19, including on our business, results of operations, financial position or cash flows, such impacts that have been or may be material and include, but are not limited to: (i) shifting customer demand for many of our products, including those used in cosmetic, personal care, pharmaceutical, home care, food and beverage, and industrial markets, as well as aerospace markets; (ii) delays and disruptions in the availability of and timely delivery of materials and components used in our operations, as well as increased costs for such materials and components; (iii) reduced availability and productivity of employees, as well as increased costs associated with our high-deductible medical insurance plan if our employees become ill; (iv) increased operational risks as a result of manufacturing facility disruptions or remote work arrangements, including the potential effects on internal controls and procedures, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events; (v) increased credit risk, including increased failure by customers experiencing business disruptions to make timely payments; (vi) customer requirements to accelerate the relocation of certain of our production lines to North America, which may increase our capital investment needs and launch costs; (vii) a negative impact on liquidity position; (viii) any impairment in value of tangible or intangible assets which could be recorded as a result of weaker economic conditions; and (ix) increased costs and less ability to access amounts available under our existing credit facility or more generally, access to and the availability of capital markets.
The extent of the COVID-19 pandemic's effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the resumption of widespread economic activity, including air travel. The emergence of new variants of COVID-19, evolving governmental plans to institute vaccination mandates and limited availability of vaccines in various jurisdictions create uncertainty that may impact our employees and result in labor shortages and unforeseen costs. In addition, because we cannot predict the impact that COVID-19 will ultimately have, the actual impact may also exacerbate other risks discussed in this Item 1A.

Risks Relating to Our Business
Our businesses depend upon general economic conditions and we serve some customers in highly cyclical industries; as such, we may be subject to the loss of sales and margins due to an economic downturn or recession.
Our financial performance depends, in large part, on conditions in the markets that we serve in both the U.S. and globally. Although with the sale of our Lamons business ("Lamons") in December 2019 we significantly reduced our exposure to the oil and gas end market, we still are exposed to highly cyclical end markets for industrial goods (including our remaining exposure in oil and gas), and to a lesser extent, aerospace and consumer products. When combined with ongoing customer consolidation activity and periodic inventory reduction initiatives, an uncertain macro-economic and political climate could lead to reduced demand from our customers, variations in timing of sales to our customers, increased price competition for our products, increased risk of excess and obsolete inventories, uncollectible receivables, and higher overhead costs as a percentage of revenue, all of which could impact our operating margins. If our customers are adversely affected by these factors, we may experience lower product volume orders, which could have an unfavorable impact on our revenue and operating profit. Our ability to precisely forecast the level of our customers’ orders is limited and can result in inefficiencies in scheduling our installed manufacturing capacity and result in sub-optimal business and financial results.
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
At December 31, 2021, our goodwill and intangible assets were approximately $512.2 million and represented approximately 39.3% of our total assets. If we experience declines in sales and operating profit or do not meet our current and forecasted operating budget, we may be subject to goodwill and/or other intangible asset impairments in the future. While the fair value of our remaining goodwill exceeds its carrying value, significantly worse financial performance of our businesses, significantly different assumptions regarding future performance of our businesses or significant declines in our stock price could result in future impairment losses. Because of the significance of our goodwill and intangible assets, and based on the magnitude of historical impairment charges, any future impairment of these assets could have a material adverse effect on our financial results.
Increases in our raw material or energy costs or the loss of critical suppliers could adversely affect our profitability and other financial results.
We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for resins (such as polypropylene and polyethylene), steel, aluminum and other oil and metal-based purchased components. Prices for these products, along with costs for transportation and energy, fluctuate with market conditions, and have generally increased over time. For example, during 2021, commodity costs related to certain types of resins significantly increased from prior years, and we estimate that we incurred approximately $11 million more in cost increases than we were able to recover via commercial actions. We may be unable to offset the impact with price increases on a timely basis due to outstanding commitments to our customers, competitive considerations or our customers’ resistance to accepting such price increases and our financial performance could be adversely impacted. A failure by our suppliers to continue to supply us with certain raw materials, component parts, or at all, could have a material adverse effect on us. To the extent there are energy supply disruptions or material fluctuations in energy costs, our margins could be materially adversely impacted.
Our business may be exposed to risks associated with an increasingly concentrated customer base.
While no individual customer accounted for 10% or more of our consolidated net sales for 2021, 2020 or 2019, our customer base has become, and may further become, increasingly concentrated as a result of our strategy to focus on grow sales with existing customers in packaging end markets, or due to customer consolidations. In 2021, our Aerospace and Specialty Products segments each had customers that comprised 10% or more of its segment revenue. As a result of these factors, changes to or reductions in the buying patterns of these larger customers may expose our business and results of operations to greater volatility. For example, prior to the outbreak of COVID-19, a large commercial aircraft manufacturer announced significant production delays and/or reductions on certain of its platforms for which we provide products, which has impacted our sales, profit and production efficiencies compared with historical levels.

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
If our manufacturing facilities become unavailable either temporarily or permanently due weather, earthquakes or other natural disasters related to global climate change, or geopolitical developments or logistical complications arising from acts of war, cyber-attacks, public health crises or labor disruptions, we may be unable to shift production to other facilities or to make up for lost production. For example, our Aerospace manufacturing facilities are predominately located in southern California, an area known for earthquakes, and are thus vulnerable to damage. Any new facility would need to comply with the necessary regulatory requirements, satisfy our specialized manufacturing requirements and require specialized equipment. Even though we carry business interruption insurance policies, any business interruption losses could exceed the coverage available or be excluded from our insurance policies. Any disruption of our ability to operate our business could result in a material decrease in our revenues or significant additional costs to replace, repair or insure our assets, which could have a material adverse impact on our financial condition and results of operations.

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
We rely on other companies, including subcontractors and suppliers, to provide and produce raw materials, integrated components and sub-assemblies and production commodities included in, or used in the production of, our products. If one or more of our suppliers or subcontractors experiences delivery delays or other performance problems, we may be unable to meet commitments to our customers or incur additional costs and penalties. In some instances, we depend upon a single source of supply. During 2021, we experienced many supply chain delays and inconsistencies with our subcontractors and suppliers as a result of the ongoing COVID-19 pandemic, resulting in labor and manufacturing inefficiencies given the challenges in production scheduling. Any material service disruption from one of these suppliers, either due to circumstances beyond the supplier’s control, such as geopolitical developments or logistical complications due to weather, global climate change, earthquakes or other natural disasters, or as a result of performance problems or financial difficulties, could have a material adverse effect on our ability to meet commitments to our customers or increase our operating costs.
A growing portion of our sales and earnings may be derived from international sources, which exposes us to certain risks which may adversely affect our financial results and impact our ability to service debt.
We have operations outside of the United States. Approximately 25.3% of our net sales for the year ended December 31, 2021 were derived from sales by our subsidiaries located outside of the U.S. In addition, we may expand our international operations through internal growth or acquisitions. International operations, particularly sales to emerging markets and manufacturing in non-U.S. countries, are subject to risks that are not present within U.S. markets, which include, but are not limited to, the following:
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
We could be negatively impacted by stakeholder and market focus on ESG matters.
There has been an increasing focus on corporate ESG practices and disclosures over the past few years, and expectations in this area are rapidly evolving. We have announced certain areas of focus, which include health and safety, environmental matters, diversity, equity and inclusion, talent development, and innovation for sustainable products. The criteria used to evaluate ESG practices may continue to evolve, which could result in greater expectations and may cause us to undertake costly initiatives to satisfy new criteria. The increasing attention to sustainability could also result in reduced demand for certain of our products and/or reduced profits. If we are unable to respond effectively, investors may conclude that our ESG policies and/or actions are inadequate. If we are perceived to have failed to achieve our ESG initiatives or accurately disclose our progress on such matters, our reputation, business, financial condition and results of operations could be adversely impacted.

Regulatory, Legal and Environmental Risks
Significant developments from the recent and potential changes in U.S. trade policies could have a material adverse effect on us and our financial condition and results of operations.
Free trade laws and regulations provide certain duties and tariffs on qualifying imports and exports, subject to compliance with the applicable classification and other requirements. The United States government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. For example, beginning in October 2018, the U.S. government implemented additional tariffs on certain goods imported from China. These tariffs, and other governmental actions relating to international trade agreements or policies, the adoption and expansion of trade restrictions, or the occurrence of a trade war may adversely impact demand for our products, costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, as a result, adversely impact our business. These tariffs and actions may, directly or indirectly, lead to higher costs and cause us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.  For example, in the past few years, we have experienced higher input costs as a direct result of tariffs imposed on certain raw materials and components imported from China. In certain cases, we have passed-through these incremental costs to the customer, while in some cases we have not changed pricing to retain or expand volume, and in other cases we continue to work to install capacity in facilities where there currently is no tariff. In addition, certain of our U.S. suppliers raised prices for components in response to an overall increase in demand for domestic sources.  It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. Additional changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture or purchase products could have a material adverse effect on our business and financial results.
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
We are, from time to time, subject to a variety of claims or litigation incidental to our businesses, including demands for damages arising out of use of our products, claims relating to intellectual property matters and claims involving employment matters and commercial disputes. We currently carry insurance and maintain reserves for potential product liability claims. However, our insurance coverage may be inadequate if such claims do arise and any liability not covered by insurance could have a material adverse effect on our business. Although we have been able to obtain insurance in amounts we believe to be appropriate to cover such liability to date, our insurance premiums may increase in the future as a consequence of conditions in the insurance business generally or our situation in particular. Any such increase could result in lower operating profit or cause the need to reduce our insurance coverage. In addition, a future claim may be brought against us that could have a material adverse effect on us. Any product liability claim may also include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. Our product liability insurance policies have limits that, if exceeded, may result in material costs that could have an adverse effect on our future profitability. In addition, warranty claims are generally not covered by our product liability insurance. Further, any product liability or warranty issues may adversely affect our reputation as a manufacturer of high-quality, safe products, divert management’s attention, and could have a material adverse effect on our business.
In addition, our former Lamons business is a party to lawsuits related to asbestos contained in gaskets formerly manufactured by it or its predecessors. While we sold the Lamons business in December 2019, we retained the asbestos-related liability exposure. Some of this litigation includes claims for punitive and consequential as well as compensatory damages. We are not able to predict the outcome of these matters given that, among other things, claims may be initially made in jurisdictions without specifying the amount sought or by simply stating the minimum or maximum permissible monetary relief, and may be amended to alter the amount sought. Of the 4,754 claims pending at December 31, 2021, 27 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). See Note 17, "Commitments and Contingencies," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K for additional information.
Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 25 years ago, have been approximately $10.6 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. The Company's primary insurance exhausted in November 2018, and the Company is solely responsible for defense costs and indemnity payments prior to the commencement of coverage under this agreement, the duration of which would be subject to the scope of damage awards and settlements paid. During this period, we may incur significant litigation costs in defending these matters. We also may be required to incur additional defense costs and pay damage awards or settlements or become subject to equitable remedies in the future that could adversely affect our businesses.
Our business may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations, including related to climate change.
We are subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges and chemical and hazardous waste management and disposal. A number of governments or governmental bodies have introduced or are contemplating introducing regulatory changes in response to climate change, including regulating greenhouse gas emissions. Some of these laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require obtaining and complying with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material. However, the nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired, could potentially result in material liabilities.
While we must comply with existing and pending climate change legislation, regulation and international treaties or accords, current laws and regulations have not had a material impact on our business, capital expenditures or financial position. Future events, including those relating to climate change or greenhouse gas regulation, could require us to incur expenses related to fund energy efficiency activities, fees or restrictions on certain activities, the modification or curtailment of operations, installation of pollution control equipment or investigation and cleanup of contaminated sites. Any adopted future regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations, and we may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely impact our results of operations, cash flow or financial condition.

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
As of December 31, 2021, we have approximately $393.8 million of outstanding long-term debt. We are subject to variable interest rates on our revolving credit facility. Such interest rates are based on the London Interbank Offered Rate ("LIBOR") plus 1.50%. We may experience increases in our interest expense as a result of general increases in interest rate levels. In addition, we could be further impacted by changes in variable interest rates. Although we have amended our credit facility to utilize the Secured Overnight Financing Rate ("SOFR") beginning in 2022, SOFR has a limited history and may perform differently from U.S. dollar LIBOR, which may affect our net interest expense and require changes to our future risk, pricing and hedging strategies. We had no amounts outstanding under our revolving credit facility as of December 31, 2021.
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
We lease many of our manufacturing and distribution branch facilities, and certain capital equipment. Our rental expense in 2021 under these operating leases was approximately $11.0 million. A failure to pay our rental obligations would constitute a default allowing the applicable landlord to pursue any remedy available to it under applicable law, which would include taking possession of our property and, in the case of real property, evicting us. These leases are categorized as operating leases and are not considered indebtedness for purposes of our debt instruments.
Human Capital Risks
We depend on the services of key individuals and relationships, the loss of which could materially harm us.
Our success will depend, in part, on the efforts of our key leadership, including key operational, technical, commercial, manufacturing and financial personnel. Our business leadership teams have served a vast majority of their careers in, and are deeply experienced in, the industries we operate. Our future success will also depend on, among other factors, our ability to retain or attract other qualified personnel. The loss of the services of any of our key employees or the failure to retain or attract employees could have a material adverse effect on us.
We may be subject to further unionization and work stoppages at our facilities or our customers may be subject to work stoppages, which could seriously impact the profitability of our business.
As of December 31, 2021, we have one facility, located in Commerce, California, where our hourly employees operate under a collective bargaining agreement, and which represents approximately 14% of our employees located in the United States. We have four facilities outside of the United States where our employees are affiliated with state-controlled or trade unions, which covers approximately 47% of our non-U.S. employees. Our labor agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America at our TriMas Aerospace facility in Commerce, California, expired in August 2021, at which time we entered into a new three-year collective bargaining agreement. We are not aware of any present active union organizing drives at any of our other facilities. We cannot predict the impact of any further unionization of our workplace.
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

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Our principal manufacturing facilities range in size from approximately 10,000 square feet to approximately 255,000 square feet. Except as set forth in the table below, all of our manufacturing facilities are owned. The leases for our manufacturing facilities have terms that expire from 2022 through 2032 and are generally renewable, at our option, for various terms, provided that we are not in default under the lease agreements. Substantially all of our owned U.S. real properties are subject to liens in connection with our credit facility. TriMas' corporate executive office is located in Bloomfield Hills, Michigan, which is leased through February 2028. Our buildings have been generally well maintained, are in good operating condition and are adequate for current production requirements.
The following list sets forth the location of our principal owned and leased manufacturing and other facilities used in continuing operations and identifies the principal segment utilizing such facilities as of December 31, 2021:

	Packaging	Aerospace	Specialty Products
United States:
Alabama			Huntsville
Arkansas	Atkins(1)
Arizona		Mesa(1) Tolleson
California	Irwindale(1) Rohnert Park(1)	City of Industry Commerce(1) Simi Valley(1)
Illinois	Woodridge(1)
Indiana	Auburn Hamilton(1) Indianapolis(1)
Kansas		Ottawa
Michigan	Clinton Township(1)
Ohio	New Albany(1)
Oklahoma			Tulsa
Texas			Longview

International:
Canada		Orangeville(1)
China	Haining City(1) Hangzhou(1)
Germany	Neunkirchen
India	Baddi New Delhi(1)
Italy	Borgo San Giovanni(1) Forli Pieve Fissiraga(1) Povolaro
Mexico	San Miguel de Allende(1)
Slovakia	Levice(1)
United Kingdom	Leicester
Vietnam	Thu Dau Mot(1)
__________________________
(1)Represents a leased facility. All such leases are operating leases.

Item 3.    Legal Proceedings
See Note 17, "Commitments and Contingencies" included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
Item 4.    Mine Safety Disclosures
Not applicable.
Supplementary Item. Information about our Executive Officers
As of December 31, 2021, the following were executive officers of the Company:
Thomas A. Amato. Mr. Amato, age 58, was appointed the Company's president and chief executive officer in July 2016. Previously, he served as chief executive officer and president of Metaldyne, LLC, an international engineered products manufacturing company, from 2009 through 2015, and co-president and chief integration officer of Metaldyne Performance Group, a global manufacturing company formed in mid-2014 and taken public in the same year, from August 2014 through December 2015. Prior to 2009, he served as chairman, chief executive officer, and president of Metaldyne Corporation, a global components manufacturer, and co-chief executive officer of Asahi Tec, a publicly traded Japanese casting and forging company. Prior to this, Mr. Amato worked at MascoTech in positions of increasing responsibility, and successfully completed several acquisitions and divestitures. During this time, one of his roles was vice president of corporate development for TriMas. From 1987 to 1994, Mr. Amato worked at Imperial Chemical Industries, a large multinational chemical company, as an applications development engineer and, eventually, a group leader. Mr. Amato also serves on the Board of Directors of Ametek, a publicly traded diversified industrial manufacturing company, and is appointed as its Compensation Committee Chair.
Scott A. Mell. Mr. Mell, age 50, was appointed the Company’s chief financial officer in May 2021. Prior to joining the Company, Mr. Mell served as managing director of recovery and transformation services for Riveron, a national business advisory firm, from October 2018 through April 2021. In his role with Riveron, Mr. Mell led projects at TriMas to support continuous improvement efforts within TriMas’ Packaging and Aerospace segments. Mr. Mell has more than 25 years of leadership experience providing strategic, financial and operational advisory services focused on value creation and transformational change management. Prior to Riveron, Mr. Mell served as managing director at Ernst & Young from October 2017 to October 2018. Mr. Mell also served as Vice President of Corporate Strategy at Motus Integrated Technologies from January 2017 to October 2017. Mr. Mell has held senior leadership positions within several global consulting firms including McKinsey & Company and AlixPartners. Mr. Mell’s previous experience also includes serving in multiple C-Suite roles for both public and privately held companies in the industrial manufacturing, aerospace and energy industries.
Fabio L. Matheus Salik. Mr. Salik, age 53, was appointed president of TriMas Packaging in July 2020. He has more than 20 years of global management experience working for a variety of plastic packaging companies. From 2012 to 2020, he worked for Logoplaste, a Carlyle Group-owned company which is headquartered in Portugal. In his last assignment as CEO of Americas from July 2017 to May 2020, and as Chief Operating Officer from December 2016 to July 2017, Mr. Salik had full P&L responsibility for more than 20 facilities, servicing blue-chip consumer packaged goods companies including P&G, Nestle, L’Oreal, Dannon, Reckitt Benckiser and Henkel. Prior to his tenure at Logoplaste, he was president of Valmari, a Brazilian skincare company. He also worked for Rexam in the United States, France and Brazil, where he served in a number of roles of increasing responsibility, including positions like managing director worldwide for Rexam Make Up and managing director worldwide for Rexam Healthcare - Primary Packaging and Prescription Divisions.
John P. Schaefer. Mr. Schaefer, age 50, was appointed president of TriMas Aerospace in December 2016. Previously, he served in various strategic advisory capacities for private equity firms focused in the Aerospace & Defense industry. From 2010 through 2015, he served in operations and general management executive roles with TransDigm Group. Prior to his leadership roles at TransDigm, he served from 2005 through 2009 as an operating executive with Meggitt PLC. Mr. Schaefer is also a 22-year veteran and retired as a Lieutenant Colonel of the United States Marine Corps.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.01 per share, is listed for trading on the NASDAQ Global Select Market under the symbol "TRS." As of February 22, 2022, there were 160 holders of record of our common stock.
In 2021 our Board of Directors declared the first dividend since our initial public offering in 2007. We declared dividends of $0.04 per share of common stock and we paid dividends of $1.7 million for the year ended December 31, 2021. Holders of common stock are entitled to dividends at the discretion of our Board of Directors.
See the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 20 to the Company's financial statements captioned "Earnings per Share," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2016 through December 31, 2021 for TriMas common stock, the Russell 2000 Index and the S&P SmallCap 600 Capped Industrials Index. We have assumed that dividends have been reinvested and returns have been weighted-averaged based on market capitalization. The graph assumes that $100 was invested on December 31, 2016 in each of TriMas common stock, the stocks comprising the Russell 2000 Index and the stocks comprising the S&P SmallCap 600 Capped Industrials Index.

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
Dec - 16
Dec - 17
Dec - 18
Dec - 19
Dec - 20
Dec -21
TriMas
Russell 2000
S&P SmallCap 600 Capped Industrials

Issuer Purchases of Equity Securities
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1, 2021 to October 31, 2021	—	$—	—	$143,540,446
November 1, 2021 to November 30, 2021	25,000	$35.61	25,000	$142,650,103
December 1, 2021 to December 31, 2021	1,000	$34.75	1,000	$142,615,349
Total	26,000	$35.58	26,000	$142,615,349
__________________________
(1)     In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate from its previous authorization of $150 million. The increased authorization includes the value of shares already purchased under the previous authorization. Pursuant to this share repurchase program, during the three months ended December 31, 2021, the Company repurchased 26,000 shares of its common stock at a cost of approximately $0.9 million. The share repurchase program is effective and has no expiration date.

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
Introduction
TriMas designs, develops and manufactures a diverse set of products primarily for the consumer products, aerospace & defense and industrial markets through its TriMas Packaging, TriMas Aerospace and Specialty Products groups. Our wide range of innovative products are designed and engineered to solve application-specific challenges that our customers face. We believe our businesses share important and distinguishing characteristics, including: well-recognized and leading brand names in the focused markets we serve; innovative product technologies and features; a high-degree of customer approved processes and qualifications; established distribution networks; relatively low ongoing capital investment requirements; strong cash flow conversion and long-term growth opportunities. While the majority of our revenue is in the United States, we manufacture and supply products globally to a wide range of companies. We report our business activity in three segments: Packaging, Aerospace and Specialty Products.
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
Our divisions were impacted in 2020 at differing levels and times, beginning with our Asian facilities and strategic supply network, both primarily in China, in late January, followed by our European (primarily Italy) and North American facilities in February and March. We implemented new work rules and processes, which promote social distancing and increased hygiene to ensure the safety of our employees, particularly at our production facilities. These measures, while not easily quantifiable, have increased the level of manufacturing inefficiencies due to elevated levels of absenteeism, resulting in less efficient production scheduling and, in certain cases, short-term idling of production. We expect that we will continue to operate with these protocols in place for the foreseeable future.
Overall, 2021 net sales increased approximately $87.1 million, or 11.3%, compared to 2020, primarily as a result of increased industrial demand in our Specialty Products segment, acquisitions in our Packaging segment and the impact of customers' stocking orders within our Aerospace segment. These increases were partially offset by a decline in sales of our Packaging segment's dispensing and closure products that are used in applications to fight the spread of germs, which sales reached record-high levels in 2020 when there was a significant spike in demand following the onset of the COVID-19 pandemic, but now have abated to what we believe is a new, and higher, normalized level.
The most significant drivers affecting our results of operations in 2021 compared with 2020, other than as directly impacted by demand level changes as a result of the COVID-19 pandemic, were goodwill and intangible asset impairment charges in 2020 in our Aerospace segment, our election to change our accounting policy for asbestos-related defense costs in 2020, realignment actions we undertook in response to reduced end-market demand following the outbreak of the COVID-19 pandemic, the impact of our recent acquisitions, increases in the cost of certain raw materials, the refinancing of our long term debt in 2021 and the recognition of the benefit of certain tax planning strategies.

During 2020, we determined there was a triggering event requiring an interim quantitative impairment assessment for goodwill and indefinite-lived intangible assets within our Aerospace segment. While third quarter 2020 operating results were below pre-pandemic projected levels, the larger driver of the triggering event was a significant reduction in the July 2020 financial projection update for the remainder of 2020 compared with prior projections, and uncertainty around the duration and magnitude of the impact of the COVID-19 pandemic on future financial results given the dependence of our Aerospace segment reporting units on future levels of air travel and new aircraft builds. We determined the carrying value of both of our Aerospace reporting units, as well as of certain trade names, exceeded the fair value, resulting in non-cash, pre-tax impairment charges of approximately $126.8 million to goodwill and $7.8 million to indefinite lived intangible assets.
During 2020, we elected to change our accounting policy for asbestos-related defense costs from accruing for probable and reasonably estimable defense costs associated with known claims expected to settle to accruing for all future defense costs for both known and unknown claims, which we now believe can be reasonably estimated. This accounting change has been reflected as a change in accounting estimate effected by a change in accounting principle. We recorded a non-cash, pre-tax charge in second quarter 2020 for asbestos-related costs of approximately $23.4 million, which is included in selling, general and administrative expenses. In 2021, we commissioned our actuary to update the asbestos study based on data as of September 30, 2021, and recorded a non-cash, pre-tax charge of $1.5 million, which is included in selling, general and administrative expenses, to increase the liability estimate.
Beginning in second quarter 2020, we have been executing certain realignment actions in response to reductions in current and expected future end market demand following the onset of the COVID-19 pandemic. We recorded pre-tax facility consolidation and employee separation costs of approximately $3.5 million and $6.2 million, respectively, in 2021. In 2020, we recorded a pre-tax charge of approximately $13.8 million related to inventory reductions, primarily as a result of a strategic decision in our Arrow Engine division to streamline its product line offering. We also recorded charges of approximately $2.3 million related to certain production equipment removed from service given reduced demand levels, and employee separation costs of approximately $3.8 million.
In December 2021, we completed the acquisition of Omega Plastics ("Omega"), which specializes in manufacturing custom components and devices for drug delivery, diagnostic and orthopedic medical applications, as well as components for industrial applications, for an aggregate amount of approximately $22.5 million, net of cash acquired. Omega, which is reported in the Company's Packaging segment, is located in Clinton Township, Michigan. Omega contributed approximately $0.7 million of net sales during 2021.
In December 2021, we acquired TFI Aerospace ("TFI"), a manufacturer and supplier of specialty fasteners used in a variety of applications, predominately for the aerospace end market, for an aggregate amount of approximately $11.8 million, with additional contingent consideration ranging from zero to approximately $12.0 million to be paid based on 2023 and 2024 earnings per the purchase agreement. TFI, which is reported in the Company's Aerospace segment, is located near Toronto, Canada. TFI contributed approximately $0.3 million of net sales during 2021.
In December 2020, we completed the acquisition of Affaba & Ferrari Srl ("Affaba & Ferrari"), which specializes in the design, development and manufacture of precision caps and closures for food & beverage and industrial product applications, for an aggregate amount of approximately $98.4 million, net of cash acquired. Affaba & Ferrari, which is reported in our Packaging segment, operates out of a highly automated manufacturing facility and support office located in Borgo San Giovanni, Italy. Affaba & Ferrari contributed approximately $36.3 million of incremental net sales during 2021.
In April 2020, we acquired the Rapak brand, including certain bag-in-box product lines and assets ("Rapak") for an aggregate amount of approximately $11.4 million. Rapak, which is reported in our Packaging segment, has two manufacturing locations in the United States. Rapak contributed approximately $5.3 million of incremental net sales resulting from the January through March 2021 sales. Rapak has been performing below break-even operating profit as demand for its products, particularly those used in quick service restaurant applications, has significantly declined from pre-acquisition levels in 2019 due to the impact of the COVID-19 pandemic.
In February 2020, we completed the acquisition of RSA Engineered Products ("RSA"), a provider of highly-engineered and proprietary components for air management systems used in critical flight applications, for an aggregate amount of approximately $83.7 million, net of cash acquired. RSA, located in Simi Valley, California, designs, engineers and manufactures highly-engineered components, including air ducting products, connectors and flexible joints, predominantly used in aerospace and defense engine bleed air, anti-icing and environmental control system applications. RSA contributed approximately $4.3 million of incremental net sales resulting from January and February 2021 sales.

In first quarter 2021, we began experiencing an increase in material costs compared with 2020 levels, primarily for resin-based raw materials and components, as well as for certain types of steel. These material costs further increased throughout 2021. We have escalator/de-escalator clauses in our commercial contracts with certain of our customers, or can modify prices based on market conditions, and we have been taking actions to recover the increased cost of raw materials. However, given the lag nature of the commercial pricing mechanisms, we have and will continue to experience net earnings pressure until resin costs begin to stabilize and/or decline for several consecutive months. We estimate that due to the lag in timing between incurring the cost increases and recovering via commercial actions, our operating profit was negatively impacted by approximately $11 million in 2021, compared with 2020, primarily in our Packaging segment.
In 2021, we refinanced our long-term debt, issuing $400 million aggregate principal amount of 4.125% senior unsecured notes due April 15, 2029 ("2029 Senior Notes") at par value in a private placement under Rule 144A of the Securities Act of 1933, as amended, and amending our existing credit agreement ("Credit Agreement"), extending the maturity to March 2026. We used the proceeds from the 2029 Senior Notes offering to pay fees and expenses of approximately $5.1 million related to the offering and approximately $1.1 million related to amending the Credit Agreement. The remaining cash proceeds from the 2029 Senior Notes were used for general corporate purposes, including repaying all outstanding revolving credit facility borrowings and redeeming all of our outstanding senior notes due October 2025 ("2025 Senior Notes"), paying cash for the entire $300.0 million outstanding principal amount plus $7.3 million as a redemption premium. The $5.1 million of fees and expenses related to the 2029 Senior Notes were capitalized as debt issuance costs, while the $7.3 million redemption premium as well as approximately $3.0 million of unamortized debt issuance costs associated with the 2025 Senior Notes were expensed in 2021.
In addition, our effective tax rate for 2021 was 17.1%, compared to 22.3% for 2020. We recorded income tax expense of approximately $11.9 million in 2021, as compared to an income tax benefit of $23.0 million in 2020. During 2021, we reported domestic and foreign pre-tax income of approximately $28.4 and $40.7 million, respectively, as compared to a 2020 domestic pre-tax loss of approximately $134.6 million and foreign pre-tax income of approximately $31.9 million. The rate for 2021 includes the impact of income tax incentives in a foreign jurisdiction, the impact of certain non-deductible expenses and an increase in the statutory tax rate in another foreign jurisdiction which increased the value of certain deferred tax assets. The effective tax rate for 2020 was impacted by a decrease in profitability in the U.S. resulting from various one-time charges, including impairment of goodwill and indefinite-lived intangible assets and a change in our accounting policy for asbestos-related defense costs. During 2020, we also undertook certain tax-planning actions with respect to restructuring our intercompany debt, resulting in the recognition of a $6.4 million deferred tax benefit.
Additional Key Risks that May Affect Our Reported Results
We expect the COVID-19 pandemic will continue to impact us in the future at varying degrees. We expect the robust customer demand, compared with pre-pandemic demand levels, for our Packaging segment's dispensing pumps and closure products used in personal care and home care applications will continue, albeit with some reduction from the surge experienced in 2020 and early 2021, as we believe there is a positive secular trend focused on consumers' desire to stop the spread of germs and improve personal hygiene. Industrial demand in North America was lower in 2020 compared to previous levels, and while demand levels significantly increased in 2021, we are uncertain how and at what level demand will be impacted as governmental, travel or other restrictions are lifted, particularly in North America, where orders for our industrial cylinders, for example, are heavily influenced by the levels of construction and HVAC activity. We expect the aerospace market to continue to experience severe dislocation going forward, as except for the significant stocking orders for certain of our products received during 2021, our sales levels would be significantly lower than historical levels. With the current travel restrictions and sentiment, particularly low for international travel, aircraft manufacturers have slowed production, and since second quarter 2020 we have experienced a significant drop in aerospace-related sales related to new commercial airplane builds compared to prior levels. We expect, except as favorably impacted by the customers' stocking orders in 2021, lower levels of sales and related production to continue for the foreseeable future.
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
Despite the potential decline in future demand levels and results of operations as a result of the COVID-19 pandemic, at present, we believe our capital structure is in a solid position. We have ample cash and available liquidity under our revolving credit facility to meet our debt service obligations, capital expenditure requirements and other short-term and long-term obligations for the foreseeable future.

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
We are sensitive to price movements and availability of our raw materials supply. Our largest raw material purchases are for resins (such as polypropylene and polyethylene), steel, aluminum and other oil and metal-based purchased components. In addition to the factors affecting our 2021 results, there has been some volatility over the past two years as a direct and indirect result of foreign trade policy, where tariffs on certain of our commodity-based products sourced from Asia have been instituted, and certain North American suppliers have opportunistically increased their prices. We will continue to take actions to mitigate such increases, including implementing commercial pricing adjustments, resourcing to alternate suppliers and insourcing of previously sourced products to better leverage our global manufacturing footprint. Although we believe we are generally able to mitigate the impact of higher commodity costs over time, we may experience additional material costs and disruptions in supply in the future and may not be able to pass along higher costs to our customers in the form of price increases or otherwise mitigate the impacts to our operating results.
Although we have escalator/de-escalator clauses in commercial contracts with certain of our customers, or can modify prices based on market conditions to recover higher costs, our price increases generally lag the underlying material cost increase, and we cannot be assured of full cost recovery in the open market. If input costs increase at rapid rates, as they did during 2021, our ability to recover cost increases on a timely basis, much less at all, is made more difficult by the lag nature of these contracts.
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
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In 2020, our Board of Directors increased the authorization of share repurchases to a cumulative amount of $250 million. During 2021, we purchased 596,084 shares of our outstanding common stock for approximately $19.1 million. As of December 31, 2021, we had approximately $142.6 million remaining under the repurchase authorization.

In addition, in 2021 our Board of Directors declared the first dividend since our initial public offering in 2007. We declared dividends of $0.04 per share of common stock and we paid dividends of $1.7 million for the year ended December 31, 2021. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock as well as dividends, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our three reportable segments (dollars in thousands):

	Year ended December 31,
	2021	As a Percentage of Net Sales	2020	As a Percentage of Net Sales	2019	As a Percentage of Net Sales
Net Sales
Packaging	$533,260	62.2%	$488,340	63.4%	$392,340	54.2%
Aerospace	183,340	21.4%	167,740	21.8%	194,110	26.8%
Specialty Products	140,510	16.4%	113,890	14.8%	137,080	19.0%
Total	$857,110	100.0%	$769,970	100.0%	$723,530	100.0%
Gross Profit
Packaging	$145,750	27.3%	$142,410	29.2%	$116,180	29.6%
Aerospace	39,970	21.8%	27,020	16.1%	53,060	27.3%
Specialty Products	31,470	22.4%	12,650	11.1%	24,660	18.0%
Total	$217,190	25.3%	$182,080	23.6%	$193,900	26.8%
Selling, General and Administrative
Packaging	$49,110	9.2%	$47,850	9.8%	$35,340	9.0%
Aerospace	26,690	14.6%	25,550	15.2%	24,070	12.4%
Specialty Products	8,950	6.4%	7,890	6.9%	8,620	6.3%
Corporate expenses	37,220	N/A	53,190	N/A	34,500	N/A
Total	$121,970	14.2%	$134,480	17.5%	$102,530	14.2%
Operating Profit (Loss)
Packaging	$96,490	18.1%	$93,990	19.2%	$80,770	20.6%
Aerospace	13,270	7.2%	(133,440)	(79.6)%	28,950	14.9%
Specialty Products	22,550	16.0%	4,350	3.8%	16,000	11.7%
Corporate	(37,220)	N/A	(53,190)	N/A	(34,500)	N/A
Total	$95,090	11.1%	$(88,290)	(11.5)%	$91,220	12.6%
Capital Expenditures
Packaging	$34,080	6.4%	$30,730	6.3%	$16,400	4.2%
Aerospace	5,390	2.9%	5,770	3.4%	8,110	4.2%
Specialty Products	5,500	3.9%	3,890	3.4%	5,090	3.7%
Corporate	90	N/A	90	N/A	70	N/A
Total	$45,060	5.3%	$40,480	5.3%	$29,670	4.1%
Depreciation
Packaging	$20,950	3.9%	$18,330	3.8%	$15,070	3.8%
Aerospace	7,140	3.9%	7,110	4.2%	6,560	3.4%
Specialty Products	3,670	2.6%	3,450	3.0%	2,960	2.2%
Corporate	130	N/A	130	N/A	280	N/A
Total	$31,890	3.7%	$29,020	3.8%	$24,870	3.4%
Amortization
Packaging	$9,550	1.8%	$9,270	1.9%	$9,580	2.4%
Aerospace	11,560	6.3%	11,020	6.6%	8,530	4.4%
Specialty Products	450	0.3%	460	0.4%	520	0.4%
Corporate	—	N/A	—	N/A	—	N/A
Total	$21,560	2.5%	$20,750	2.7%	$18,630	2.6%

The following “Results of Operations Year Ended December 31, 2021 Compared with Year Ended December 31, 2020” section presents an analysis of our consolidated operating results displayed in the Consolidated Statement of Operations. A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on February 25, 2021.
Results of Operations
Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
The principal factors impacting us during the year ended December 31, 2021, compared with the year ended December 31, 2020 were:
•the impact on global business activity of the COVID-19 pandemic;
•approximately $134.6 million of goodwill and indefinite-lived intangible asset impairment charges in 2020;
•a change in our accounting policy for asbestos-related defense costs during 2020;
•realignment expenses in response to reduced end-market demand following the outbreak of the COVID-19 pandemic;
•the impact of our debt refinancing activities;
•the impact of our recent acquisitions, primarily Affaba & Ferrari, in December 2020;
•the impact of material cost increase, primarily resin-related; and
•the impact of a reduction in our effective tax rate from 2020 to 2021.
Overall, net sales increased approximately $87.1 million, or approximately 11.3%, to $857.1 million in 2021, as compared to $770.0 million in 2020, primarily as a result of acquisitions, which added approximately $46.9 million of sales. Organic sales, excluding the impact of currency exchange and acquisitions, increased approximately $31.5 million, primarily due to increases in sales of products used in food and beverage applications in our Packaging segment and of industrial products in both our Specialty Products and Packaging segments. These increases were partially offset by the expected decline in sales of dispensing products that help fight the spread of germs in our Packaging segment, as the demand levels decreased compared with the record-high levels in 2020. In addition, net sales increased approximately $8.7 million due currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 25.3% and 23.6% in 2021 and 2020, respectively. Gross profit margin increased primarily due the impact of lower realignment, contingent liability, and purchase accounting charges of approximately $13.0 million, $2.0 million, and $2.0 million, respectively, in 2021 than in 2020. These increases, plus a more favorable product sales mix and leveraging of our prior realignment actions in our Specialty Products segment were partially offset by approximately $11 million higher material costs than recovered via commercial actions (primarily for resin) in our Packaging segment and lower fixed cost absorption and labor inefficiencies within our Aerospace segment.
Operating profit (loss) margin (operating profit as a percentage of sales) approximated 11.1% and (11.5)% in 2021 and 2020, respectively. Operating profit (loss) increased $183.4 million, to an operating profit of approximately $95.1 million in 2021, as compared to an operating loss of approximately $88.3 million in 2020, primarily due to approximately $134.6 million of goodwill and indefinite-lived intangible asset impairment charges as well as the impact of the $2.0 million pre-acquisition contingent liability charge within our Aerospace segment, which were recorded in 2020 and did not repeat in 2021. Operating profit and margin further increased due to higher sales levels and lower realignment and purchase accounting costs in 2021 than in 2020. These increases were partially offset by higher material costs (primarily resin) in our Packaging segment and labor inefficiencies and lower fixed cost absorption within our Aerospace segment.
Interest expense decreased approximately $0.2 million, to $14.5 million in 2021, as compared to $14.7 million in 2020, as a lower effective interest rate more than offset an increase in our weighted average borrowings.
We incurred approximately $10.5 million of debt financing and related expense in 2021, of which approximately $10.3 million was related to expenses incurred associated with the redemption of our 2025 Senior Notes and approximately $0.2 million related to the write-off of previously capitalized deferred financing fees associated with our Credit Agreement.
Other income (expense) decreased approximately $1.2 million to other expense of approximately $1.0 million in 2021, from other income of approximately $0.2 million in 2020, primarily due to a year-over-year increase in losses on transactions denominated in foreign currencies.

The effective income tax rate for 2021 was 17.1%, compared to 22.3% for 2020. We recorded income tax expense of approximately $11.8 million in 2021, as compared to an income tax benefit of $23.0 million in 2020. During 2021, we reported domestic and foreign pre-tax income of approximately $28.4 million and $40.7 million, respectively, as compared to a 2020 domestic pre-tax loss of approximately $134.6 million and foreign pre-tax income of approximately $31.9 million. The effective tax rate for 2021 varied from the U.S. federal statutory rate primarily as a result of income tax incentives in a foreign jurisdiction, the impact of certain non-deductible expenses and an increase in the statutory tax rate in another foreign jurisdiction which increased the value of certain deferred tax assets. Our effective tax rate for 2020 was impacted by a decrease in profitability in the U.S. resulting from various one-time charges, including impairment of goodwill and indefinite-lived intangible assets and a change in our accounting policy for asbestos-related defense costs. During 2020, we also undertook certain tax-planning actions with respect to restructuring our intercompany debt, resulting in the recognition of a $6.4 million deferred tax benefit.
Net income (loss) increased approximately $137.1 million to net income of approximately $57.3 million in 2021, compared to a net loss of $79.8 million in 2020. This increase was primarily a result of an increase in operating profit of approximately $183.4 million and a decrease in interest expense of $0.2 million, partially offset by debt financing and related expenses of approximately $10.5 million, an increase in tax expense of approximately $34.8 million and an increase in other expense of $1.2 million.
See below for a discussion of operating results by segment.
Packaging.  Net sales increased approximately $44.9 million, or 9.2%, to $533.3 million in 2021, as compared to $488.3 million in 2020. Acquisition-related sales growth was approximately $42.3 million, comprised of $36.3 million of sales from our December 2020 acquisition of Affaba & Ferrari, $5.3 million resulting from the January through March 2021 sales of our April 2020 acquisition of Rapak and $0.7 million of sales from our December 2021 acquisition of Omega. Sales of products used in food and beverage markets increased by approximately $19.1 million, primarily due to increased demand for caps and closures and flexible packaging as the hospitality sector began to rebound from prior COVID-19 pandemic-related shutdowns. Sales of products used in industrial markets increased by approximately $13.5 million, primarily as a result of higher demand for closure products in North America. Sales of dispensing products used in beauty and personal care as well as home care applications that help fight the spread of germs decreased by approximately $42.4 million, as demand has abated for these products from the peak levels in 2020 as a result of the COVID-19 pandemic. Net sales also increased by approximately $8.7 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $3.3 million to $145.8 million, or 27.3% of sales, in 2021, as compared to $142.4 million, or 29.2% of sales, in 2020, primarily due to the higher sales levels, plus approximately $3.1 million of currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies. Although gross profit dollars increased, gross profit margin decreased as the impact of a more favorable product sales mix, as higher margin industrial and food and beverage products comprised a larger percentage of total sales, was offset by approximately $11 million of higher material costs (primarily resin) than were recovered via sales price increases during 2021. Gross profit margin was also unfavorably impacted by inflationary headwinds on utilities costs, higher labor costs driven by pandemic-related shortages and higher freight costs driven by increased container costs and freight lane rates. In addition, we recognized approximately $1.6 million of realignment costs during 2021 primarily related to the closure of our Union City, California manufacturing facility and consolidation into our Indianapolis, Indiana and Woodridge, Illinois facilities as compared to $1.1 million of realignment costs in 2020, primarily related to the disposal of certain equipment removed from service.
Packaging's selling, general and administrative expenses increased approximately $1.3 million to $49.1 million, or 9.2% of sales, in 2021, as compared to $47.9 million, or 9.8% of sales, in 2020, primarily due to higher ongoing selling, general and administrative costs associated with our acquisitions, partially offset by approximately $1.2 million in charges associated with realignment actions in 2020, primarily for severance, that did not repeat in 2021.
Packaging's operating profit increased approximately $2.5 million to $96.5 million, or 18.1% of sales, in 2021, as compared to $94.0 million, or 19.2% of sales, in 2020, primarily due to higher sales levels, a more favorable product sales mix and favorable currency exchange, which were partially offset by the impact of higher material and other manufacturing input costs, incremental realignment charges and higher selling, general and administrative expenses.
Aerospace.    Net sales increased approximately $15.6 million, or 9.3%, to $183.3 million in 2021, as compared to $167.7 million in 2020. RSA, acquired in February 2020, added approximately $4.3 million of sales for January and February 2021 and TFI, acquired in December 2021, added approximately $0.3 million of sales. Sales of our fastener products increased approximately $11.2 million, as approximately $29.4 million of sales of customers' stocking orders for highly-engineered fasteners in 2021 were partially offset by lower year-over-year sales resulting from current and expected future reduced air travel due to the COVID-19 pandemic. Sales of our engineered components products declined by approximately $0.2 million.

Gross profit within Aerospace increased approximately $13.0 million to $40.0 million, or 21.8% of sales, in 2021, from $27.0 million, or 16.1% of sales, in 2020, primarily due to charges recorded in 2020 that did not repeat in 2021. First, we recorded approximately $4.5 million lower realignment charges in 2021 compared with 2020, which were principally related to inventory reductions and facility consolidations in response to the COVID-19 pandemic. In addition, in 2020, we recorded a $2.0 million charge related to an updated estimate of a pre-acquisition contingent liability, as well as an approximate $2.0 million purchase accounting non-cash charge related to the step-up of RSA's inventory to fair value and subsequent amortization, each of which did not repeat in 2021. Gross profit margin was further aided by a more favorable product sales mix in 2021, as the stocking orders were primarily for highly-engineered fasteners that command above-average profit margins. All of these factors were partially offset by lower absorption of fixed costs and labor inefficiencies during 2021 driven by the COVID-19 pandemic.
Selling, general and administrative expenses increased approximately $1.1 million to $26.7 million, or 14.6% of sales, in 2021, as compared to $25.6 million, or 15.2% of sales, in 2020, primarily due to the impact of higher ongoing selling, general and administrative costs associated with our acquisitions.
Operating profit (loss) within Aerospace increased approximately $146.7 million to an operating profit of $13.3 million, or 7.2% of sales, in 2021, as compared to an operating loss of $133.4 million, or 79.6% of sales, in 2020, primarily due to approximately $134.6 million of goodwill and indefinite-lived intangible asset impairment charges during 2020. Operating profit also improved due to realignment and other charges recorded in 2020 that did not repeat in 2021, as well as through a more favorable product sales mix, partially offset by labor inefficiencies, lower absorption of fixed costs and higher selling, general and administrative expenses.
Specialty Products.    Net sales increased approximately $26.6 million, or 23.4%, to $140.5 million in 2021, as compared to $113.9 million in 2020. Sales of our cylinder products increased by approximately $17.9 million due to a higher demand for steel cylinders in North America as industrial activity continues to rebound following significantly depressed demand in 2020 as result of the COVID-19 pandemic. Sales of engines, compressors and related parts used in upstream oil and gas applications increased by approximately $8.7 million primarily as a result of higher oil-field activity in North America. Our 2020 sales included approximately $0.7 million related to the liquidation of non-core inventory following our strategic decision to streamline Arrow Engine's product line offering.
Gross profit within Specialty Products increased approximately $18.8 million to $31.5 million, or 22.4% of sales, in 2021, as compared to $12.7 million, or 11.1% of sales, in 2020. During 2020, we executed certain realignment actions in response to reduced end market demand as a result of the COVID-19 pandemic, resulting in approximately $9.0 million of non-cash charges, primarily related to Arrow Engine streamlining its product line offering and liquidating its non-core inventory, which did not repeat in 2021. In addition, gross profit increased in 2021 due to higher sales levels, while margins improved due to favorable product sales mix and leveraging previous realignment actions.
Selling, general and administrative expenses within Specialty Products increased approximately $1.1 million to $9.0 million, or 6.4% of sales, in 2021, as compared to $7.9 million, or 6.9% of net sales, in 2020. Our 2021 selling, general and administrative expenses have increased primarily due to higher employment and spending levels incurred to support the increase in sales levels. We incurred selling, general and administrative realignment expenses of approximately $0.7 million in 2020 related to severance that did not repeat in 2021.
Operating profit within Specialty Products increased approximately $18.2 million to $22.6 million, or 16.0% of sales, in 2021, as compared to $4.4 million, or 3.8% of sales, in 2020, primarily due to the impact of 2020 realignment costs that did not repeat in 2021, as well as higher sales and related profit conversion leveraging the 2020 realignment actions without the need to add significant incremental fixed costs.
Corporate Expenses.    Corporate expenses included in operating profit consist of the following (dollars in millions):

	Year ended December 31,
	2021	2020
Corporate operating expenses	$26.1	$20.8
Non-cash stock compensation	9.5	8.2
Legacy (income) expenses, net	1.6	24.2
Corporate expenses	$37.2	$53.2

Corporate expenses included in operating profit decreased approximately $16.0 million to $37.2 million in 2021, from $53.2 million in 2020, primarily as a result of the $23.4 million non-cash charge recorded in 2020 due to the change of our accounting policy for asbestos-related defense costs. In 2021, we commissioned our actuary to update the asbestos study, and recorded a non-cash charge of $1.5 million to increase the liability estimate. Corporate operating expenses increased primarily as a result of realignment charges related to the corporate office legal and finance groups in 2021 as well as an increase in professional fees related to corporate development activities.
Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities in 2021 were approximately $134.2 million, as compared to approximately $127.4 million in 2020. Significant changes in cash flows provided by operating activities and the reasons for such changes are as follows:
•In 2021, the Company generated approximately $139.2 million in cash flows, based on the reported net income of approximately $57.3 million and after considering the effects of non-cash items related to depreciation, amortization, loss on dispositions of assets, changes in deferred income taxes, debt financing and related expenses, stock-based compensation, change in legacy liability estimate, and other operating activities. In 2020, the Company generated approximately $105.0 million in cash flows based on the reported net loss of approximately $79.8 million and after considering the effects of similar non-cash items and the impairment of goodwill and indefinite-lived intangible assets.
•Increases in accounts receivable resulted in a use of cash of approximately $11.2 million in 2021, while decreases in accounts receivable resulted in a source of cash of approximately $9.6 million 2020, primarily due to timing of net sales and related cash collections. Days sales outstanding of receivables remained relatively consistent in 2021 compared to 2020, and decreased by approximately four days through 2020 compared to 2019, as we placed a significant focus on our credit and collections process, particularly in those businesses most impacted by the pandemic where credit risk was heightened.
•We increased our investment in inventory by approximately $1.0 million in 2021, while decreasing our investment in inventory by approximately $4.0 million in 2020. Our days sales in inventory decreased by approximately nine days in 2021 compared with 2020 through active inventory management and selling through certain inventory items that were at elevated levels at the end of 2020 due to lower demand as a result of the COVID-19 pandemic. Our days sales in inventory decreased by approximately eight days in 2020 compared to 2019, primarily as a result of the strategic decision in our Arrow Engine division to streamline its product line offering during 2020. We continue to moderate inventory levels in line with sales levels.
•Decreases in prepaid expenses and other assets resulted in a source of cash of approximately $5.0 million and $4.4 million in 2021 and 2020, respectively. The changes in 2021 and 2020 are primarily as a result of the timing of payments made for income taxes and certain operating expenses.
•Increases in accounts payable and accrued liabilities resulted in a source of cash of approximately $2.1 million and $4.5 million in 2021 and 2020, respectively. Our days accounts payable on hand increased by approximately five days in 2021 due to timing and mix of payments terms in 2021 while days payables decreased by approximately 15 days in 2020, primarily as we paid certain key Packaging vendors more quickly in 2020 to ensure our orders remained a top priority for them given our robust demand levels and minimal available capacity in the marketplace. This decrease was more than offset by our increase in accrued liabilities in 2020, primarily as a result of the timing and amount of wage-related accruals.
Net cash used for investing activities was approximately $79.2 million and $232.1 million in 2021 and 2020, respectively. During 2021, we paid approximately $34.3 million, net of cash acquired, to acquire Omega and TFI. We invested approximately $45.1 million in capital expenditures as we have continued our investment in growth, capacity and productivity-related capital projects. During 2020, we paid approximately $193.5 million, net of cash acquired, to acquire RSA, Rapak and Affaba & Ferrari. In 2020, we invested approximately $40.5 million in capital expenditures and received cash from the disposition of business, property and equipment of approximately $2.0 million.

Net cash provided by financing activities was approximately $11.8 million and $6.1 million in 2021 and 2020, respectively. During 2021, we issued $400.0 million principal amount of senior notes, made net repayments of approximately $48.6 million on our revolving credit facilities, and redeemed $300.0 million principal amount of senior notes. In connection with refinancing our long-term debt, we paid approximately $13.6 million of debt financing fees and redemption premium. We also purchased approximately $19.1 million of outstanding common stock, used a net cash amount of approximately $5.2 million related to our stock compensation arrangements and paid dividends of approximately $1.7 million. During 2020, we received proceeds from borrowings, net of repayments, of approximately $48.2 million on our revolving credit facilities, purchased approximately $39.4 million of outstanding common stock and used a net cash amount of approximately $2.6 million related to our stock compensation arrangements.
Our Debt and Other Commitments
In March 2021, we issued the 2029 Senior Notes in a private placement under Rule 144A of the Securities Act of 1933, as amended. We used the proceeds from the 2029 Senior Notes offering to pay fees and expenses of approximately $5.1 million related to the offering and pay fees and expenses of $1.1 million related to amending our Credit Agreement. In connection with the issuance, we completed the redemption of our 2025 Senior Notes, paying $300.0 million to retire the outstanding principal amount plus $7.3 million as a redemption premium. The remaining cash proceeds from the 2029 Senior Notes were used for general corporate purposes, including repaying all outstanding revolving credit facility borrowings. The $5.1 million of fees and expenses related to the 2029 Senior Notes were capitalized as debt issuance costs, while the $7.3 million redemption premium, as well as approximately $3.0 million of unamortized debt issuance costs associated with the 2025 Senior Notes were recorded as expense within debt financing and related expenses in the accompanying consolidated statement of operations.
The 2029 Senior Notes accrue interest at a rate of 4.125% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2021. The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis by certain named subsidiaries of the Company. The 2029 Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. In 2021, our consolidated subsidiaries that do not guarantee the Senior Notes represented approximately 28% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented approximately 42% and 50% of the total guarantor and non-guarantor assets and liabilities, respectively, as of December 31, 2021, treating the guarantor and non-guarantor subsidiaries each as a consolidated group.
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
Below is a summary of key terms under the Credit Agreement as of December 31, 2021, compared to the key terms prior to the amendment (showing gross availability):

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

The senior secured revolving credit facility under the Credit Agreement permits borrowings denominated in specific foreign currencies, subject to a $125.0 million sub limit. The Credit Agreement also provides for incremental revolving credit commitments in an amount not to exceed the greater of $200 million and an amount such that, after giving effect to such incremental commitments and the incurrence of any other indebtedness substantially simultaneously with the making of such commitments, the senior secured net leverage ratio, as defined in the Credit Agreement, is no greater than 3.00 to 1.00. The terms and conditions of any incremental revolving credit facility commitments must be no more favorable than the existing credit facility.
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under any accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of December 31, 2021. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 1.60 to 1.00 at December 31, 2021. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00, and our actual interest expense coverage ratio was 13.31 to 1.00 as of December 31, 2021. At December 31, 2021, we were in compliance with our financial and other covenants contained in the Credit Agreement.
The following is a reconciliation of net income (loss), as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the year ended December 31, 2021. We present Consolidated Bank EBITDA to show our performance under our financial covenants. Dollars are in thousands in the below tables.

Year ended December 31, 2021
Net income	$57,310
Bank stipulated adjustments:
Interest expense, net (as defined)	14,510
Income tax expense	11,800
Depreciation and amortization	53,450
Non-cash compensation expense(1)	9,500
Non-cash charges for deferred tax asset valuation allowances	250
Other non-cash expenses or losses	1,210
Non-recurring expenses or costs(2)	19,290
Extraordinary, non-recurring or unusual gains or losses	2,000
Effects of purchase accounting adjustments	830
Business and asset dispositions	130
Net losses on early extinguishment of debt	3,000
Permitted acquisitions	3,290
Currency gains and losses	890
Consolidated Bank EBITDA, as defined	$177,460

	December 31, 2021
Total Indebtedness, as defined(3)	$283,960
Consolidated Bank EBITDA, as defined	177,460
Actual total net leverage ratio	1.60	x
Covenant requirement	4.00	x

Year ended December 31, 2021
Interest expense, as defined	$14,510
Bank stipulated adjustments:
Interest income	(210)
Non-cash amounts attributable to amortization of financing costs	(960)
Total Consolidated Cash Interest Expense, as defined	$13,340

	December 31, 2021
Consolidated Bank EBITDA, as defined	$177,460
Total Consolidated Cash Interest Expense, as defined	13,340
Actual interest expense coverage ratio	13.31	x
Covenant requirement	3.00	x
________________________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to diligence and transaction costs, purchase accounting costs, severance, relocation and restructuring expenses.
(3)        Includes approximately $3.8 million of acquisition related contingent consideration as of December 31, 2021.
The Credit Agreement allows issuance of letters of credit, not to exceed $40.0 million in aggregate, against revolving credit facility commitments. We placed cash on deposit with a financial institution to be held as cash collateral for our outstanding letters of credit; therefore, as of December 31, 2021 and December 31, 2020, we had no letters of credit issued against our revolving credit facility. At December 31, 2021, we had no amounts outstanding under our revolving credit facility and had $300.0 million potentially available after giving effect to letters of credit issued and outstanding. At December 31, 2020, we had $50.5 million amounts outstanding under our revolving credit facility and had $249.5 million potentially available after giving effect to letters of credit issued and outstanding. Our restricted cash deposits are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Our borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of December 31, 2021 and December 31, 2020.
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
Our weighted average borrowings approximated $401.9 million during 2021, compared to $368.9 million during 2020, primarily due to a higher aggregate principal balance on our senior notes due to the issuance of the 2029 Senior Notes and the redemption of the 2025 Senior Notes during 2021.
In May 2021, we, through one of our non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings on this loan facility as of December 31, 2021.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.

In considering the economic uncertainty surrounding the potential business impacts from the COVID-19 pandemic with respect to our operations, supply chains, distribution channels, and end-market customers, we took certain defensive actions during 2020 as we monitored our cash position and available liquidity. These actions included suspending our repurchase of our common stock, borrowing on our revolving credit facility, tightening our capital expenditures, advanced monitoring of our accounts receivable balances and flexing cost structures of operations expected to be most impacted by COVID-19. Given strong cash generation and our current liquidity position, we subsequently relaxed certain of these actions, choosing to further invest in capital expenditures, resume purchasing shares of our common stock and initiating a cash dividend.
The majority of our cash on hand as of December 31, 2021 is located within the United States, and given available funding under our revolving credit facility of $300.0 million at December 31, 2021 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future, as well as dividends and share repurchases.
We are subject to variable interest rates on our revolving credit facility. At December 31, 2021, 1-Month LIBOR approximated 0.10%. At December 31, 2021, we had no amounts outstanding on our revolving credit facility and, therefore, no variable rate-based borrowings outstanding.
In November 2021, we amended the Credit Agreement to replace LIBOR with a benchmark interest rate determined based on the currency denomination of borrowings, effective January 1, 2022.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases, and incurred rent expense for continuing operations related thereto of approximately $11.0 million in 2021. We continue to be party to non-cancelable leases for certain facilities we have exited as part of restructuring activities, and have entered into sublease agreements to minimize our net lease payments. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
In March 2020, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $250 million in the aggregate, an increase of $100 million from the previous authorization. During 2021, 2020 and 2019, we purchased 596,084, 1,582,049 and 1,230,050 shares of our outstanding common stock for approximately $19.1 million, $39.4 million and $36.7 million, respectively. Since the initial authorization through December 31, 2021, we have purchased 3,850,815 shares of our outstanding common stock for an aggregate purchase price of approximately $107.4 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions, including the potential impact of the COVID-19 pandemic, and other factors.
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements, certain benefit obligations and interest obligations on our long-term debt. The following table summarizes our material contractual cash obligations as of December 31, 2021 (dollars in thousands).

	Payments Due by Periods
	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual cash obligations:
Long-term debt	$400,000	$—	$—	$—	$400,000
Operating lease obligations	57,500	8,500	16,860	13,210	18,930
Benefit obligations	14,220	1,170	2,470	2,660	7,920
Interest obligations (a)	123,750	16,500	33,000	33,000	41,250
Contingent consideration	3,760	—	3,760	—	—
Total contractual obligations	$599,230	$26,170	$56,090	$48,870	$468,100
__________________________
(a)    Our Senior Notes bear interest at 4.125%. The future interest obligations calculation excludes the impact of our cross-currency swap agreements. See Note 14, "Derivative Instruments," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K for additional information.
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
We have historically used derivative financial instruments to manage currency risks, as we seek to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain receivables, payables and intercompany transactions denominated in foreign currencies. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 14, "Derivative Instruments," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K for additional information.
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
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On March 24, 2021, Moody's assigned a Ba3 rating to our 2029 Senior Notes, as presented in Note 13, "Long-term Debt" included in Item 8, "Financial Statements and Supplementary Data" within this Form 10-K. Moody's also affirmed a Ba2 Corporate Family Rating and maintained its outlook as stable. On March 15, 2021, Standard & Poor's assigned a BB- rating to our 2029 Senior Notes. On February 26, 2021 Standard & Poor's affirmed a BB corporate credit rating and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
Over the past two years, the COVID-19 pandemic has significantly affected each of our businesses and how we operate, albeit in different ways and magnitudes. Sales in our Packaging segment for dispensing and closure products we supply that are used in applications to fight the spread of germs have continued to be much stronger than before the COVID-19 pandemic, although, as expected, have abated from peak levels in 2020 at the onset of the COVID-19 pandemic. Sales in our Specialty Products segment had been depressed by low levels of industrial activity in the U.S. during 2020, but have since strongly rebounded in the last nine months of 2021. Sales in our Aerospace segment are expected to be lower than historical levels for an indefinite period as a result of low new commercial aircraft builds, but have been significantly boosted by customers' stocking orders throughout 2021.
We believe our 2021 financial results demonstrate our ability to effectively leverage our TriMas Business Model, working across our businesses with a high degree of connectivity to respond to changing market conditions, including the ongoing challenges presented by the COVID-19 pandemic. We have capitalized on opportunities where market demand was high, while also taking swift actions where market demand was sharply reduced. We have continued to take proactive realignment actions to mitigate the effects of lower demand from the COVID-19 pandemic as much as practical, while at the same time growing our businesses through organic new products as well as via bolt-on acquisitions.
Looking forward, we believe there will be a continued period of uncertainty related to demand levels for our products, whether it be when production rates for new aircraft builds, which require our fasteners and engineered products, will ramp-up, or whether general industrial activity will continue to increase toward pre-pandemic levels. We expect to continue to mitigate, as much as practical, the impact of low volumes in the most challenged end markets, executing realignment actions as necessary so we are positioned to gain operating leverage when these end markets recover. We believe we remain well positioned to capitalize on the recovery of the aerospace market, just as we have with the improvement in the industrial markets in the back half of 2021, as well as capture available market growth opportunities. We believe the continued effectiveness of vaccines, as well as continued measures intended to control the spread of the virus and future variants thereof, are among the most significant factors that could impact demand for our products.

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
Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $1.6 million and $2.1 million at December 31, 2021 and 2020, respectively. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on our historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. Although we have been growing business with certain of our larger customers, and there has been some industry consolidation where certain of our customers are merging, we do not believe that significant credit risk exists or that we have a significant concentration of accounts receivable with a single customer or group of customers due to our diverse customer base. See Item 1A, "Risk Factors," for additional information regarding risks associated with a concentrated customer base.
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
We determine our reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management for evaluating operating results. For purposes of our 2021 goodwill impairment test, we had five reporting units, three of which had goodwill, within our three reportable segments.

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
For purposes of the 2021 annual impairment tests, based on the qualitative assessments, we determined there were no indications that the fair value of a reporting unit or indefinite-lived intangible asset was less than its carrying amount; therefore, we determined that quantitative assessments were not required.
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
Other Loss Reserves.    We have other loss exposures related to insurance, litigation and environmental claims. Establishing loss reserves for these matters requires the use of estimates and judgment in regard to risk exposure and ultimate liability. We are generally party to high deductible insurance programs for losses and liabilities related principally to workers' compensation, health and welfare claims and comprehensive general, product and vehicle liability. Generally, we are responsible for up to $0.8 million per occurrence under our retention program for workers' compensation, up to $1.5 million per occurrence under our retention programs for comprehensive general, product and vehicle liability, and have a $0.4 million per occurrence stop-loss limit with respect to our self-insured group medical plan. We accrue loss reserves up to our retention amounts based upon our estimates of the ultimate liability for claims incurred, including an estimate of related litigation defense costs, and an estimate of claims incurred but not reported using actuarial assumptions about future events. We accrue for such items when such amounts are reasonably estimable and probable. We utilize known facts and historical trends, as well as actuarial valuations in determining estimated required reserves. Changes in assumptions for factors such as medical costs and actual experience could cause these estimates to change significantly.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of TriMas Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TriMas Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 01, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill - Aerospace Fasteners Reporting Unit - Refer to Notes 3 and 9 to the financial statements.
Critical Audit Matter Description
The Company assesses goodwill for impairment on an annual basis as of October 1, and more frequently if there are changes in the business climate or as a result of a triggering event taking place. The Company’s evaluation of goodwill impairment involves a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The qualitative assessment involves significant use of management’s judgment and assumptions related to macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, and capital markets pricing. The Company also considered recent valuations of its reporting units, including the difference between the most recent fair value estimate and the carrying amount. Changes in these assumptions could have a significant effect on management’s conclusion about whether a quantitative goodwill impairment test is necessary to estimate the fair value of its reporting units.

The Company’s goodwill balance was $315 million as of December 31, 2021, of which $70 million was allocated to the Aerospace Fasteners Reporting Unit (“Aerospace Fasteners”). The Company concluded there were no indications that the fair value of any reporting unit was less than the carrying amount, therefore a quantitative assessment was not performed, and no impairment was recognized.
Given the nature of the Aerospace Fasteners operations, the assumptions used in the qualitative assessment, and the difference between the most recent fair value estimate and the carrying amount of Aerospace Fasteners, auditing management’s judgments related to the impact of macroeconomic conditions, overall financial performance for Aerospace Fasteners, and capital markets pricing involved especially subjective judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s qualitative evaluation of goodwill impairment for Aerospace Fasteners included the following, among others:
•We tested the effectiveness of controls over goodwill, including those over management's judgments and assumptions related to macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, capital markets pricing, recent fair value estimates and carrying amounts.
•We evaluated management's ability to accurately forecast future revenues and EBITDA margins by comparing actual results to management's historical forecasts.
•We evaluated the reasonableness of management’s qualitative assessment of factors affecting revenue and EBITDA margin forecasts by comparing the forecasts to:
◦Historical revenues and EBITDA.
◦Internal communications to management and the Board of Directors.
◦Forecasted information included in industry reports for the Company and certain of its peer companies.
•We evaluated the impact of changes in management’s forecasts from the October 1, 2021, annual measurement date to December 31, 2021.
•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s qualitative assessment by performing the following: (1) Researching GDP growth, inflation and/or other macroeconomic variables, as well as industry growth rates; (2) Estimate industry discount rates; (3) Research and analyze valuation multiple of guideline public companies to understand valuation trends, and research trends in growth and margins in guideline public companies; and (4) Obtain information to analyze the trend of market capitalization of the entity and public peer companies.

/s/ Deloitte & Touche LLP

Detroit, Michigan
March 1, 2022

We have served as the Company's auditor since 2013.

TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$140,740	$73,950
Receivables, net	125,630	113,410
Inventories	152,450	149,380
Prepaid expenses and other current assets	12,950	15,090
Total current assets	431,770	351,830
Property and equipment, net	265,630	253,060
Operating lease right-of-use assets	50,650	37,820
Goodwill	315,490	303,970
Other intangibles, net	196,730	206,200
Deferred income taxes	9,740	19,580
Other assets	33,630	21,420
Total assets	$1,303,640	$1,193,880
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$87,800	$69,910
Accrued liabilities	58,980	60,540
Operating lease liabilities, current portion	8,120	6,740
Total current liabilities	154,900	137,190
Long-term debt, net	393,820	346,290
Operating lease liabilities	43,780	31,610
Deferred income taxes	21,260	24,850
Other long-term liabilities	59,030	69,690
Total liabilities	672,790	609,630
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 42,836,574 shares at December 31, 2021 and 43,178,165 shares at December 31, 2020	430	430
Paid-in capital	732,490	749,050
Accumulated deficit	(102,300)	(159,610)
Accumulated other comprehensive loss	230	(5,620)
Total shareholders' equity	630,850	584,250
Total liabilities and shareholders' equity	$1,303,640	$1,193,880

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Operations
(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2021	2020	2019
Net sales	$857,110	$769,970	$723,530
Cost of sales	(639,920)	(587,890)	(529,630)
Gross profit	217,190	182,080	193,900
Selling, general and administrative expenses	(121,970)	(134,480)	(102,530)
Net loss on dispositions of assets	(130)	(1,290)	(150)
Impairment of goodwill and indefinite-lived intangible assets	—	(134,600)	—
Operating profit (loss)	95,090	(88,290)	91,220
Other expense, net:
Interest expense	(14,510)	(14,660)	(13,950)
Debt financing and related expenses	(10,520)	—	—
Other income (expense), net	(950)	240	990
Other expense, net	(25,980)	(14,420)	(12,960)
Income (loss) before income taxes	69,110	(102,710)	78,260
Income tax benefit (expense)	(11,800)	22,950	(16,320)
Income (loss) from continuing operations	57,310	(79,760)	61,940
Income from discontinued operations, net of income taxes	—	—	36,680
Net income (loss)	$57,310	$(79,760)	$98,620
Basic earnings (loss) per share:
Continuing operations	$1.33	$(1.83)	$1.37
Discontinued operations	—	—	0.81
Net income (loss) per share	$1.33	$(1.83)	$2.18
Weighted average common shares - basic	43,006,922	43,581,232	45,303,659
Diluted earnings (loss) per share:
Continuing operations	$1.32	$(1.83)	$1.36
Discontinued operations	—	—	0.80
Net income (loss) per share	$1.32	$(1.83)	$2.16
Weighted average common shares - diluted	43,281,076	43,581,232	45,595,154

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Dollars in thousands)

	Year ended December 31,
	2021	2020	2019
Net income (loss)	$57,310	$(79,760)	$98,620
Other comprehensive income (loss):
Defined benefit plans (Note 18)	3,790	1,310	(1,470)
Foreign currency translation	(7,430)	6,880	10,290
Derivative instruments (Note 14)	9,490	(7,810)	3,300
Total other comprehensive income	5,850	380	12,120
Total comprehensive income (loss)	$63,160	$(79,380)	$110,740

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$57,310	$(79,760)	$98,620
Income from discontinued operations	—	—	36,680
Income (loss) from continuing operations	57,310	(79,760)	61,940
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, net of acquisition impact:
Impairment of goodwill and indefinite-lived intangible assets	—	134,600	—
Loss on dispositions of assets	130	1,290	150
Depreciation	31,890	29,020	24,870
Amortization of intangible assets	21,560	20,750	18,630
Amortization of debt issue costs	960	1,150	1,130
Deferred income taxes	1,680	(33,710)	2,100
Non-cash compensation expense	9,500	8,170	6,450
Debt financing and related expenses	10,520	—	—
Change in legacy liability estimate	1,450	23,400	—
(Increase) decrease in receivables	(11,180)	9,580	3,280
(Increase) decrease in inventories	(960)	3,980	740
(Increase) decrease in prepaid expenses and other assets	5,030	4,400	(6,930)
Increase (decrease) in accounts payable and accrued liabilities	2,120	4,490	(12,780)
Other operating activities	4,210	50	(3,870)
Net cash provided by operating activities of continuing operations	134,220	127,410	95,710
Net cash provided by (used for) operating activities of discontinued operations	—	—	(20,110)
Net cash provided by operating activities	134,220	127,410	75,600
Cash Flows from Investing Activities:
Capital expenditures	(45,060)	(40,480)	(29,670)
Acquisition of businesses, net of cash acquired	(34,340)	(193,540)	(67,090)
Net proceeds from dispositions of businesses, property and equipment	220	1,950	128,080
Net cash provided by (used for) investing activities of continuing operations	(79,180)	(232,070)	31,320
Net cash used for investing activities of discontinued operations	—	—	(2,240)
Net cash provided by (used for) investing activities	(79,180)	(232,070)	29,080
Cash Flows from Financing Activities:
Retirement of senior notes	(300,000)	—	—
Proceeds from issuance of senior notes	400,000	—	—
Proceeds from borrowings on revolving credit facilities	—	367,280	189,060
Repayments of borrowings on revolving credit facilities	(48,620)	(319,120)	(189,340)
Debt financing fees and senior notes redemption premium	(13,570)	—	—
Payments to purchase common stock	(19,090)	(39,420)	(36,740)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(5,230)	(2,600)	(3,340)
Dividends paid	(1,740)	—	—
Net cash provided by (used for) financing activities of continuing operations	11,750	6,140	(40,360)
Net cash provided by financing activities of discontinued operations	—	—	—
Net cash provided by (used for) financing activities	11,750	6,140	(40,360)
Cash and Cash Equivalents:
Increase (decrease) for the year	66,790	(98,520)	64,320
At beginning of year	73,950	172,470	108,150
At end of year	$140,740	$73,950	$172,470
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,280	$13,210	$12,430
Cash paid for income taxes	$10,520	$9,060	$44,020

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Years Ended December 31, 2021, 2020 and 2019
(Dollars in thousands)

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2018	$460	$816,500	$(179,660)	$(16,850)	$620,450
Net income	—	—	98,620	—	98,620
Other comprehensive income	—	—	—	12,120	12,120
Purchase of common stock	(10)	(36,730)	—	—	(36,740)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(3,340)	—	—	(3,340)
Non-cash compensation expense	—	6,450	—	—	6,450
Impact of accounting standards adoption	—	—	1,190	(1,270)	(80)
Balances at December 31, 2019	$450	$782,880	$(79,850)	$(6,000)	$697,480
Net loss	—	—	(79,760)	—	(79,760)
Other comprehensive income	—	—	—	380	380
Purchase of common stock	(30)	(39,390)	—	—	(39,420)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,600)	—	—	(2,600)
Non-cash compensation expense	10	8,160	—	—	8,170
Balances at December 31, 2020	$430	$749,050	$(159,610)	$(5,620)	$584,250
Net income	—	—	57,310	—	57,310
Other comprehensive income	—	—	—	5,850	5,850
Purchase of common stock	—	(19,090)	—	—	(19,090)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(5,230)	—	—	(5,230)
Non-cash compensation expense	—	9,500	—	—	9,500
Dividends declared	—	(1,740)	—	—	(1,740)
Balances at December 31, 2021	$430	$732,490	$(102,300)	$230	$630,850
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
2. New Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance" ("ASU 2021-10"), which requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"), which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, "Revenue from Contracts with Customers." ASU 2021-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022, with early adoption permitted. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.
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
Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $1.6 million and $2.1 million at December 31, 2021 and 2020, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts based upon the Company's best estimate of probable losses inherent in the accounts receivable balances. The Company does not believe that significant credit risk exists due to its diverse customer base.

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
The Company determines its reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management to evaluate operating results. For purposes of the Company's 2021 goodwill impairment test, the Company had five reporting units, three of which had goodwill, within its three reportable segments.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
High Deductible Insurance.    The Company generally has high deductible insurance programs for losses and liabilities related to workers' compensation, health and welfare claims and comprehensive general, product and vehicle liability. The Company is generally responsible for up to $0.8 million per occurrence under its retention program for workers' compensation, up to $1.5 million per occurrence under its retention programs for comprehensive general, product and vehicle liability, and has a $0.4 million per occurrence stop-loss limit with respect to its group medical plan. Total insurance limits under these retention programs vary by year for comprehensive general, product and vehicle liability and extend to the applicable statutory limits for workers' compensation. Reserves for claims losses, including an estimate of related litigation defense costs, are recorded based upon the Company's estimates of the aggregate liability for claims incurred using actuarial assumptions about future events. Changes in assumptions for factors such as medical costs and actual experience could cause these estimates to change.
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
Foreign Currency Translation.    The financial statements of subsidiaries located outside of the United States are measured using the currency of the primary economic environment in which they operate as the functional currency. When translating into U.S. dollars, income and expense items are translated at average monthly exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income (loss) ("AOCI") in the consolidated statement of shareholders' equity. The impact of net foreign currency transactions was an approximate loss of $0.9 million for the year ended December 31, 2021, and approximate gains of $0.6 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively, and are included in other expense, net in the accompanying consolidated statement of operations.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Acquisitions
2021 Acquisitions
On December 17, 2021, the Company acquired Omega Plastics ("Omega"), which specializes in manufacturing custom components and devices for drug delivery, diagnostic and orthopedic medical applications, as well as components for industrial applications, for an aggregate amount of approximately $22.5 million, net of cash acquired. Omega, which is reported in the Company's Packaging segment, is located in Clinton Township, Michigan and historically generated approximately $18 million in annual revenue.
On December 5, 2021, the Company acquired TFI Aerospace ("TFI"), a manufacturer and supplier of specialty fasteners used in a variety of applications, predominately for the aerospace end market, for an aggregate amount of approximately $11.8 million, with additional contingent consideration ranging from zero to approximately $12.0 million to be paid based on 2023 and 2024 earnings per the purchase agreement. The Company recorded $3.7 million as its best estimate of the additional contingent consideration, with such estimate based on Level 3 inputs under the fair value hierarchy, as defined. TFI, which is reported in the Company's Aerospace segment, is located near Toronto, Canada and historically generated approximately $6 million in annual revenue.
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
5. Discontinued Operations
On December 20, 2019, the Company completed the sale of its Lamons division ("Lamons") to two wholly-owned subsidiaries of an investment fund sponsored by First Reserve, pursuant to an Asset and Stock Purchase Agreement dated as of November 1, 2019 (the “Purchase Agreement”), for a purchase price of $136.8 million.

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
Results of discontinued operations are summarized as follows (dollars in thousands):

Year ended December 31,
2019
Net sales	$182,590
Cost of sales	(138,100)
Gross profit	44,490
Selling, general and administrative expenses	(32,920)
Net gain on dispositions of assets	38,900
Operating profit	50,470
Other income (expense), net	(30)
Other expense, net	(30)
Income from discontinued operations, before income taxes	50,440
Income tax expense	(13,760)
Income from discontinued operations, net of tax	$36,680
6. Realignment Actions
2021 Realignment Actions
During 2021, the Company executed certain realignment actions in response to reductions in current and expected future end market demand. First, the Company closed its Packaging segment's Union City, California manufacturing facility, consolidating the operation into its Indianapolis, Indiana and Woodridge, Illinois facilities. The Company also realigned its Aerospace segment footprint, consolidating certain activities previously in its Stanton, California facilities into its Tolleson, Arizona facility. In addition, the Company also reorganized its corporate office legal and finance groups. The Company recorded pre-tax realignment charges of approximately $9.7 million, of which approximately $3.5 million related to facility consolidations and approximately $6.2 million were for employee separation costs. As of December 31, 2021, approximately $2.4 million of the employee separation costs had been paid. During 2021, approximately $4.1 million of these charges were included in cost of sales and approximately $5.6 million were included in selling, general and administrative expenses, respectively, in the accompanying consolidated statement of operations.
2020 Realignment Actions
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Year ended December 31,
Customer End Markets	2021	2020	2019
Consumer Products	$424,320	$402,080	$307,640
Aerospace & Defense	183,340	167,740	194,110
Industrial	249,450	200,150	221,780
Total net sales	$857,110	$769,970	$723,530
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
8. Cash and Cash Equivalents
Cash and cash equivalents consists of the following components (dollars in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents - unrestricted	$129,790	$62,790
Cash - restricted (a)	10,950	11,160
Total cash and cash equivalents	$140,740	$73,950
__________________________
(a)     Includes cash placed on deposit with a financial institution to be held as cash collateral for the Company's outstanding letters of credit.
9. Goodwill and Other Intangible Assets
Goodwill
The Company performed a qualitative assessment as part of its 2021, 2020 and 2019 annual impairment tests (October 1 annual test date) for all reporting units, which included a review of the Company’s market capitalization. Based on results of the qualitative assessments for the 2021, 2020 and 2019 annual impairment tests, the Company determined there were no indications that the fair value of a reporting unit was less than its carrying amount; therefore, the Company determined that quantitative goodwill impairment tests were not required.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 are as follows (dollars in thousands):

			Specialty
	Packaging	Aerospace	Products	Total
Balance, December 31, 2019	$181,650	$133,690	$19,300	$334,640
Goodwill from acquisitions	49,130	43,260	—	92,390
Goodwill reassigned in segment realignment	—	12,740	(12,740)	—
Impairment charge	—	(126,840)	—	(126,840)
Foreign currency translation and other	3,780	—	—	3,780
Balance, December 31, 2020	$234,560	$62,850	$6,560	$303,970
Goodwill from acquisitions	10,550	7,220	—	17,770
Foreign currency translation and other	(6,370)	120	—	(6,250)
Balance, December 31, 2021	$238,740	$70,190	$6,560	$315,490
Other Intangible Assets
For the purposes of the Company's 2021, 2020 and 2019 annual indefinite-lived intangible asset impairment tests (as of October 1), the Company performed a qualitative assessment to determine whether it was more likely than not that the fair values of the indefinite-lived intangible assets were less than the carrying values. Based on the qualitative assessment performed, the Company did not believe that it is more likely than not that the fair values of each of its indefinite-lived intangible assets were less than the carrying values; therefore, a fair value calculation of the indefinite-lived intangible assets was not required for the 2021, 2020 and 2019 annual indefinite-lived intangible asset impairment tests.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The gross carrying amounts and accumulated amortization of the Company's other intangibles as of December 31, 2021 and 2020 are summarized below (dollars in thousands):

	As of December 31, 2021		As of December 31, 2020
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 - 12 years	$124,310	$(71,150)	$122,970	$(59,470)
Customer relationships, 15 - 25 years	130,190	(68,190)	122,280	(62,450)
Total customer relationships	254,500	(139,340)	245,250	(121,920)
Technology and other, 1 - 15 years	57,060	(36,140)	57,180	(32,800)
Technology and other, 17 - 30 years	43,300	(39,920)	43,300	(39,450)
Total technology and other	100,360	(76,060)	100,480	(72,250)
Indefinite-lived intangible assets:
Trademark/Trade names	57,270	—	54,640	—
Total other intangible assets	$412,130	$(215,400)	$400,370	$(194,170)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of operations is summarized as follows (dollars in thousands):

	Year ended December 31,
	2021	2020	2019
Technology and other, included in cost of sales	$3,820	$4,930	$4,780
Customer relationships, included in selling, general and administrative expenses	17,740	15,820	13,850
Total amortization expense	$21,560	$20,750	$18,630
Estimated amortization expense for the next five fiscal years beginning after December 31, 2021 is as follows (dollars in thousands):

Year ended December 31,	Estimated Amortization Expense
2022	$19,100
2023	$17,200
2024	$15,700
2025	$15,350
2026	$13,630

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Inventories
Inventories consist of the following components (dollars in thousands):

	December 31, 2021	December 31, 2020
Finished goods	$74,600	$78,010
Work in process	28,790	29,680
Raw materials	49,060	41,690
Total inventories	$152,450	$149,380
11. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	December 31, 2021	December 31, 2020
Land and land improvements	$19,630	$20,040
Building and building improvements	93,170	91,970
Machinery and equipment	422,500	384,010
	535,300	496,020
Less: Accumulated depreciation	269,670	242,960
Property and equipment, net	$265,630	$253,060
Depreciation expense as included in the accompanying consolidated statement of operations is as follows (dollars in thousands):

	Year ended December 31,
	2021	2020	2019
Depreciation expense, included in cost of sales	$30,770	$27,920	$23,700
Depreciation expense, included in selling, general and administrative expense	1,120	1,100	1,170
Total depreciation expense	$31,890	$29,020	$24,870
12. Accrued Liabilities
Accrued liabilities consist of the following components (dollars in thousands):

	December 31, 2021	December 31, 2020
Accrued payroll	$24,960	$23,140
High deductible insurance	5,000	4,980
Other	29,020	32,420
Total accrued liabilities	$58,980	$60,540

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	December 31, 2021	December 31, 2020
4.125% Senior Notes due April 2029	$400,000	$—
4.875% Senior Notes due October 2025	—	300,000
Credit Agreement	—	50,450
Debt issuance costs	(6,180)	(4,160)
Long-term debt, net	$393,820	$346,290
Senior Notes due 2029
In March 2021, the Company issued $400.0 million aggregate principal amount of 4.125% senior notes outstanding due April 15, 2029 ("2029 Senior Notes") at par value in a private placement under Rule 144A of the Securities Act of 1933, as amended ("Securities Act"). The Company used the proceeds from the 2029 Senior Notes offering to pay fees and expenses of approximately $5.1 million related to the offering and pay fees and expenses of $1.1 million related to amending its existing credit agreement. In connection with the issuance, the Company completed the redemption of its outstanding 4.875% senior notes due October 15, 2025 ("2025 Senior Notes"), paying $300.0 million to retire the outstanding principal amount plus $7.3 million as a redemption premium. The remaining cash proceeds from the 2029 Senior Notes were used for general corporate purposes, including repaying all outstanding revolving credit facility borrowings. The $5.1 million of fees and expenses related to the 2029 Senior Notes were capitalized as debt issuance costs, while the $7.3 million redemption premium, as well as approximately $3.0 million of unamortized debt issuance costs associated with the 2025 Senior Notes, were included in debt financing and related expenses in the accompanying consolidated statement of operations.
The 2029 Senior Notes accrue interest at a rate of 4.125% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2021. The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis, by certain subsidiaries of the Company. The 2029 Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and effectively subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Below is a summary of key terms under the Credit Agreement as of December 31, 2021, compared to the key terms prior to the amendment (showing gross availability):

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
The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. The Company places cash on deposit with a financial institution to be held as cash collateral for the Company's outstanding letters of credit; therefore, as of December 31, 2021 and December 31, 2020, the Company had no letters of credit issued against its revolving credit facility. See Note 8, "Cash and Cash Equivalents," for further information on its cash deposits. At December 31, 2021, the Company had no amounts outstanding under its revolving credit facility and had $300.0 million potentially available. At December 31, 2020, the Company had $50.5 million amounts outstanding under its revolving credit facility and had $249.5 million potentially available. The Company's borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of December 31, 2021 and December 31, 2020.
The Company previously drew $150 million on its revolving credit facility in March 2020 to defend against potential uncertainty or liquidity issues in the financial markets as a result of the COVID-19 pandemic, but repaid this amount during second quarter 2020.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under any accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At December 31, 2021, the Company was in compliance with the financial covenants contained in the Credit Agreement.
In November 2021, the Company amended the Credit Agreement to replace LIBOR with a benchmark interest rate determined based on the currency denomination of borrowings, effective January 1, 2022.
Other Revolving Loan Facility
In May 2021, the Company, through one of its non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There are no borrowings outstanding on this loan facility as of December 31, 2021.
Long-term Debt Maturities
Future maturities of the face value of long-term debt at December 31, 2021 are as follows (dollars in thousands):

Year Ending December 31:	Future Maturities
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	400,000
Total	$400,000
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.125% Senior Notes due April 2029	$400,000	$399,000	$—	$—
4.875% Senior Notes due October 2025	—	—	300,000	305,630
Revolving credit facility	—	—	50,450	50,450

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Debt Issuance Costs
The Company's unamortized debt issuance costs approximated $6.2 million and $4.2 million at December 31, 2021 and 2020, respectively, and are included as a direct reduction from the related debt liability in the accompanying consolidated balance sheet. These amounts consisted primarily of legal, accounting and other transaction advisory fees as well as facility fees paid to the lenders. Amortization expense for these items was approximately $1.0 million, $1.2 million and $1.1 million in 2021, 2020 and 2019, respectively, and is included in interest expense in the accompanying consolidated statement of operations.
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
As of December 31, 2021, the Company had cross-currency swap agreements at notional amounts totaling $250.0 million, which declines to $25.0 million over various contract periods ending between April 15, 2022 and April 15, 2027. Under the terms of the agreements, the Company is to receive net interest payments at a fixed rate ranging from approximately 0.8% to 2.9% of the notional amounts.
As of December 31, 2021 and 2020, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	December 31, 2021	December 31, 2020
Net Investment Hedges
Cross-currency swaps	Other assets	$7,590	$—
Cross-currency swaps	Other long-term liabilities	—	(5,000)
The following table summarizes the income (loss) recognized in AOCI on derivative contracts designated as hedging instruments as of December 31, 2021 and 2020, and the amounts reclassified from AOCI into earnings for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	Amount of Income (Loss) Recognized in AOCI on Derivative (Effective Portion, net of tax)		Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	Amount of Loss Reclassified from AOCI into Earnings
	As of December 31,			Year ended December 31,
	2021	2020		2021	2020	2019
Net Investment Hedges
Cross-currency swaps	$5,910	$(3,580)	Other expense, net	$—	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.
Derivatives Not Designated as Hedging Instruments
As of December 31, 2021, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of approximately $131.8 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, Canadian dollar, Chinese yuan, and the Mexican peso, as well as between the Euro and British pound, and have various settlement dates through December 2022. These contracts are not designated as hedging instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of operations.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of operations (dollars in thousands):

		Amount of Income (Loss) Recognized in Earnings on Derivatives
		Year ended December 31,
	Location of Income (Loss) Recognized in Earnings on Derivatives	2021	2020	2019
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$7,130	$(470)	$(600)
Fair Value of Derivatives
The fair value of the Company's derivative instruments are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 are as follows (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Cross-currency swaps	Recurring	$7,590	$—	$7,590	$—
Foreign exchange contracts	Recurring	$(110)	$—	$(110)	$—
December 31, 2020
Cross-currency swaps	Recurring	$(5,000)	$—	$(5,000)	$—
Foreign exchange contracts	Recurring	$140	$—	$140	$—
15. Leases
The Company leases certain equipment and facilities under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; expense related to these leases is recognized on a straight-line basis over the lease term.
The components of lease expense are as follows (dollars in thousands):

	Year ended December 31,
	2021	2020	2019
Operating lease cost	$8,510	7,870	6,380
Short-term, variable and other lease costs	2,460	1,540	1,140
Total lease cost	$10,970	$9,410	$7,520

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)
2022	$8,500
2023	8,870
2024	7,990
2025	6,670
2026	6,540
Thereafter	18,930
Total lease payments	57,500
Less: Imputed interest	(5,600)
Present value of lease liabilities	$51,900
__________________________
(a)     The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
The weighted-average remaining term of the Company's operating leases as of December 31, 2021 is approximately 7.5 years. The weighted-average discount rate as of December 31, 2021 is approximately 3.8%.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $7.9 million, $7.9 million and $6.4 million during 2021, 2020 and 2019 respectively, and is included in cash flows provided by operating activities in the consolidated statement of cash flows.
Right-of-use assets obtained in exchange for lease liabilities were approximately $19.6 million and $14.0 million during 2021 and 2020, respectively.
16. Other Long-term Liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	December 31, 2021	December 31, 2020
Non-current asbestos-related liabilities	$25,210	$26,170
Other long-term liabilities	33,820	43,520
Total other long-term liabilities	$59,030	$69,690
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Asbestos
As of December 31, 2021, the Company was a party to 389 pending cases involving an aggregate of 4,754 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by Lamons and certain other related subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2021	4,655	265	134	32	4,754	$16,819	$1,950,000
Fiscal year ended December 31, 2020	4,759	219	287	36	4,655	$18,314	$2,130,000
Fiscal year ended December 31, 2019	4,820	143	172	32	4,759	$16,616	$2,250,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of the pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,754 claims pending at December 31, 2021, 27 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At December 31, 2021, of the 27 claims that set forth specific amounts, there was one claim seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	2	25
Relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 25 years ago, have been approximately $10.6 million. All relief sought in the asbestos cases is monetary in nature. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
There has been significant volatility in the historical number of claim filings and costs to defend, with previous claim counts and spend levels much higher than current levels. Management believes this volatility was associated more with tort reform, plaintiff practices and state-specific legal dockets than the Company’s underlying asbestos-related exposures. From 2017 to 2019, however, the number of new claim filings, and costs to defend, had become much more consistent. The higher degree of consistency in census data and spend levels, as well as lower claim activity levels and an evolving defense strategy, has allowed the Company to more effectively and efficiently manage claims, making process or local counsel arrangement improvements where possible. Given the consistency of activity over a multi-year period, the Company believes a trend may have formed where it could be possible to reasonably estimate its future cash exposure for all asbestos-related activity with an adequate level of precision. As such, the Company commissioned an actuary to help evaluate the nature and predictability of its asbestos-related costs, and provide an actuarial range of estimates of future exposures. Based upon its review of the actuarial study, which was completed in June 2020 using data as of December 31, 2019 and which projected spend levels through a terminal year of 2064, the Company affirmed its belief that it now has the ability to reasonably estimate its future asbestos-related exposures for pending as well as unknown future claims.
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
This accounting change was reflected as a change in accounting estimate effected by a change in accounting principle. Following the change in accounting estimate, the Company’s liability for asbestos-related claims will be based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity. After completing its study in the second quarter of 2020, the Company recorded a non-cash, pre-tax charge of $23.4 million, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.
In 2021, the Company commissioned its actuary to update the asbestos study based on data as of September 30, 2021, which yielded a range of possible future liability of $28.2 million to $38.6 million. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore recorded a non-cash, pre-tax charge of $1.5 million to increase the liability estimate to $28.2 million, at the low-end of the range. This charge is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. As of December 31, 2021, the Company’s total asbestos-related liability is $27.6 million, and is included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. Employee Benefit Plans
Pension and Profit-Sharing Benefits
The Company provides a defined contribution profit sharing plan for the benefit of substantially all the Company's domestic salaried and non-union hourly employees. The plan contains both contributory and noncontributory profit sharing arrangements, as defined. Aggregate charges included in the accompanying consolidated statement of operations under this plan for both continuing and discontinued operations were approximately $3.4 million in both 2021 and 2020 and $4.6 million in 2019. Certain of the Company's non-U.S. and union hourly employees participate in defined benefit pension plans.
Plan Assets, Expenses and Obligations
Net periodic pension benefit expense recorded in the Company's consolidated statement of operations for defined benefit pension plans include the following components (dollars in thousands):

	Pension Benefit
	2021	2020	2019
Service cost	$1,280	$1,230	$1,050
Interest cost	800	930	1,070
Expected return on plan assets	(1,530)	(1,450)	(1,400)
Amortization of net loss	910	890	580
Net periodic benefit expense	$1,460	$1,600	$1,300
The service cost component of net periodic benefit expense is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other expense, net in the accompanying consolidated statement of operations.
Actuarial valuations of the Company's defined benefit pension plans were prepared as of December 31, 2021, 2020 and 2019. Weighted average assumptions used in accounting for the U.S. defined benefit pension plans are as follows:

	Pension Benefit
	2021	2020	2019
Discount rate for obligations	3.06%	2.79%	3.41%
Discount rate for benefit costs	2.79%	3.41%	4.50%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.13%	6.13%	7.13%
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
Weighted average assumptions used in accounting for the non-U.S. defined benefit pension plans are as follows:

	Pension Benefit
	2021	2020	2019
Discount rate for obligations	2.10%	1.50%	2.10%
Discount rate for benefit costs	1.50%	2.10%	3.00%
Rate of increase in compensation levels	3.30%	2.80%	3.00%
Expected long-term rate of return on plan assets	3.90%	4.10%	4.60%

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following provides a reconciliation of the changes in the Company's defined benefit pension plans' projected benefit obligations and fair value of assets for each of the years ended December 31, 2021 and 2020 and the funded status as of December 31, 2021 and 2020 (dollars in thousands):

	Pension Benefit
	2021	2020
Changes in Projected Benefit Obligations
Benefit obligations at January 1	$(40,830)	$(36,580)
Service cost	(1,280)	(1,230)
Interest cost	(800)	(930)
Participant contributions	(50)	(60)
Actuarial gain (loss) (a)	3,290	(2,420)
Benefit payments	1,840	1,140
Change in foreign currency	270	(750)
Projected benefit obligations at December 31	$(37,560)	$(40,830)
Changes in Plan Assets
Fair value of plan assets at January 1	$36,060	$30,260
Actual return on plan assets	2,060	4,780
Employer contributions	2,050	1,140
Participant contributions	50	60
Benefit payments	(1,840)	(1,140)
Change in foreign currency	(250)	960
Fair value of plan assets at December 31	$38,130	$36,060
Funded status at December 31	$570	$(4,770)
__________________________
(a) The actuarial gain for the year ended December 31, 2021 was primarily due to an increase in the discount rate utilized in measuring the projected benefit obligations as well as other assumptions and experience gains. The actuarial loss for the year ended December 31, 2020 was primarily due to a decrease in the discount rate utilized in measuring the projected benefit obligations, partially offset by other assumptions and experience gains.

	Pension Benefit
	2021	2020
Amounts Recognized in Balance Sheet
Other assets	$7,740	$4,470
Current liabilities	(300)	(340)
Noncurrent liabilities	(6,870)	(8,900)
Net asset (liability) recognized at December 31	$570	$(4,770)

	Pension Benefit
	2021	2020
Amounts Recognized in Accumulated Other Comprehensive Loss
Unrecognized prior service cost	$310	$170
Unrecognized net loss	6,550	11,470
Total accumulated other comprehensive loss recognized at December 31	$6,860	$11,640

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Accumulated Benefit Obligations		Projected Benefit Obligations
	2021	2020	2021	2020
Benefit Obligations at December 31,
Total benefit obligations	$(35,970)	$(38,410)	$(37,560)	$(40,830)
Plans with benefit obligations exceeding plan assets
Benefit obligations	$(16,630)	$(16,820)	$(16,780)	$(16,940)
Plan assets	$9,610	$7,700	$9,610	$7,700
The assumptions regarding discount rates and expected return on plan assets can have a significant impact on amounts reported for benefit plans. A 25 basis point change in benefit obligation discount rates or 50 basis point change in expected return on plan assets would have the following effect (dollars in thousands):

	Pension Benefit
	December 31, 2021 Benefit Obligation	2021 Expense
Discount rate
25 basis point increase	$(1,570)	$(50)
25 basis point decrease	$1,670	$50
Expected return on assets
50 basis point increase	N/A	$(190)
50 basis point decrease	N/A	$190
The Company expects to make contributions of approximately $1.6 million to fund its pension plans during 2022.
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
The actual weighted average asset allocation of the Company's domestic and foreign pension plans' assets at December 31, 2021 and 2020 and target allocations by class, were as follows:

	Domestic Pension			Foreign Pension
		Actual			Actual
	Target	2021	2020	Target	2021	2020
Equity securities	60%	62%	67%	33%	34%	33%
Fixed income	36%	37%	32%	45%	44%	44%
Diversified growth(a)	—%	—%	—%	22%	22%	22%
Cash and other	4%	1%	1%	—	—%	1%
Total	100%	100%	100%	100%	100%	100%
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
The following table summarizes the level under the fair value hierarchy (see Note 3, "Summary of Significant Accounting Policies") that the Company's pension plan assets are measured, on a recurring basis as of December 31, 2021 (dollars in thousands):

	Total	Level 1	Level 2	Level 3
Plan assets subject to leveling
Investment funds
Equity securities	$5,970	$5,970	$—	$—
Fixed income	3,510	3,510	—	—
Cash and cash equivalents	70	70	—	—
Plan assets measured at net asset value(a)
Investment funds
Equity securities	9,540
Fixed income	12,360
Diversified growth	6,380
Cash and cash equivalents	300
Total	$38,130	$9,550	$—	$—
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

Pension Benefit
2022	$1,170
2023	1,210
2024	1,260
2025	1,310
2026	1,350
Years 2027-2031	7,920

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. Equity Awards
The Company maintains the following long-term equity incentive plans (collectively, the "Plans"):

Plan Names	Shares Approved for Issuance
TriMas Corporation 2017 Equity and Incentive Compensation Plan	2,000,000
TriMas Corporation Director Retainer Share Election Program	100,000
Stock Options
The Company did not grant any stock options during 2021, 2020 and 2019. Information related to stock options as of and for the year ended December 31, 2021 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	150,000	$17.87
Granted	—	—
Exercised	(150,000)	17.87
Cancelled	—	—
Expired	—	—
Outstanding at December 31, 2021	—	$—	—	$—
As of December 31, 2021, there were no stock options outstanding under the Company's long-term equity incentive plans. No stock options vested during each of 2021 and 2020, and 50,000 stock options vested during 2019.
The Company recognized no stock-based compensation expense related to stock options during each of 2021 and 2020, and approximately $0.1 million of stock-based compensation expense related to stock options during 2019. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during 2021, 2020, and 2019:
•granted 131,198, 190,650, and 139,575, RSUs, respectively, to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company;
•granted 21,112, 30,590 and 25,872 RSUs, respectively, to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate their service prior to the vesting date; and
•issued 1,792, 3,673 and 4,494 RSUs, respectively, related to director fee deferrals as certain of the Company's directors elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
The Company awarded the following RSUs during 2021:
•issued 49 RSUs to certain employees related to dividend equivalent rights on existing equity awards.

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
During 2021, the Company awarded 72,962 performance-based RSUs to certain key employees which vest three years from the grant date as long as the employee remains with the Company. These awards are earned 50% based upon the Company's achievement of an earnings per share compound annual growth rate ("EPS CAGR") metric over a period beginning January 1, 2021 and ending December 31, 2023. The remaining 50% of the awards are earned based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group, measured over the performance period. TSR is calculated as the Company's average closing stock price for the 20 trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20 trading days prior to the start of the performance period. The Company estimates the grant-date fair value subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk-free rate of 0.28% and annualized volatility of 35.5%. Depending on the performance achieved for these two metrics, the amount of shares earned, if any, can vary for each metric from 0% of the target award to a maximum of 200% of the target award. The Company awarded 113,146 and 95,882 of similar performance-based RSUs in 2020 and 2019, respectively. For similar performance-based RSUs awarded in 2018, the Company attained 126.2% of the target on a weighted average basis, resulting in an increase of 25,993 shares during 2021.
During 2020, the Company awarded 87,034 performance-based RSUs to certain key divisional employees which vest three years from the grant date as long as the employee remains with the Company. These awards are earned based upon the Company's stock price performance over the period from January 1, 2020 and ending December 31, 2022. The stock price achievement is calculated based on the Company's average closing stock price for each quarter end for the 20 trading days up to and including March 31, June 30, September 30, and December 31, 2022, respectively. The Company estimates the grant-date fair value subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk free rate of 0.85% and annualized volatility of 25.2%. Depending on the performance achieved for this metric, the amount of shares earned, if any, can vary from 0% of the target award to a maximum of 160% of the target award, although it automatically is earned at the target award level if the Company's stock price is equal to or greater than a specified stock price for either five consecutive trading days or 20 total trading days during the performance period.
Information related to restricted shares as of and for the year ended December 31, 2021 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	784,968	$26.46
Granted	253,106	34.30
Vested	(345,680)	30.48
Cancelled	(18,662)	25.33
Outstanding at December 31, 2021	673,732	$27.38	0.9	$24,928,084
As of December 31, 2021, there was approximately $6.3 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted average period of 1.8 years.
The Company recognized stock-based compensation expense related to restricted shares of approximately $9.5 million, $8.2 million and $5.7 million in 2021, 2020 and 2019, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

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

	Year ended December 31,
	2021	2020	2019
Weighted average common shares—basic	43,006,922	43,581,232	45,303,659
Dilutive effect of restricted stock units	261,858	—	224,946
Dilutive effect of stock options	12,296	—	66,549
Weighted average common shares—diluted	43,281,076	43,581,232	45,595,154
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate. The initial authorization, approved in November 2015, authorized up to $50 million of purchases in the aggregate of its common stock.  During 2021, 2020 and 2019, the Company purchased 596,084, 1,582,049 and 1,230,050 shares of its outstanding common stock for approximately $19.1 million, $39.4 million and $36.7 million, respectively. As of December 31, 2021, the Company has approximately $142.6 million remaining under the repurchase authorization.
Holders of common stock are entitled to dividends at the discretion of the Company's Board of Directors. In 2021, the Company's Board of Directors declared the first dividend since the Company's initial public offering in 2007. The Company's dividends declared were $0.04 per share of common stock and total dividends paid in cash were $1.7 million for the year ended December 31, 2021.
21. Other Comprehensive Income
Changes in AOCI by component for the year ended December 31, 2021 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2020	$(8,620)	$(3,580)	$6,580	$(5,620)
Net unrealized gains (losses) arising during the period (a)	3,150	9,490	(7,430)	5,210
Less: Net realized losses reclassified to net income (b)	(640)	—	—	(640)
Net current-period other comprehensive income (loss)	3,790	9,490	(7,430)	5,850
Balance, December 31, 2021	$(4,830)	$5,910	$(850)	$230
__________________________
(a) Defined benefit plans, net of income tax of $0.8 million. See Note 18, "Employee Benefit Plans," for additional details. Derivative instruments, net of income tax of $3.1 million. See Note 14, "Derivative Instruments," for further details.
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
__________________________
(a) Defined benefit plans, net of income tax of $0.4 million. See Note 18, "Employee Benefit Plans," for additional details. Derivative instruments, net of income tax expense of $2.5 million. See Note 14, "Derivative Instruments," for further details.
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
Packaging – The Packaging segment, which consists primarily of the Rieke®, Taplast, Affaba & Ferrari, Stolz, Rapak® and Omega Plastics brands, develops and manufactures a broad array of dispensing products (such as foaming pumps, lotion and hand soap pumps, sanitizer pumps, beverage dispensers, perfume sprayers, nasal sprayers and trigger sprayers), polymeric and steel caps and closures (such as food lids, flip-top closures, child resistance caps, beverage closures, drum and pail closures, flexible spouts, and agricultural closures), polymeric jar products, and fully integrated dispensers for fill-ready bag-in-box applications, all for a variety of consumer products submarkets including, but not limited to, beauty and personal care, food and beverage, home care, and pharmaceutical and nutraceutical, as well as the industrial market.
Aerospace – The Aerospace segment, which includes the Monogram Aerospace Fasteners™, Allfast Fastening Systems®, Mac Fasteners™, TFI Aerospace, RSA Engineered Products and Martinic Engineering brands, develops, qualifies and manufactures highly-engineered, precision fasteners, tubular products and assemblies for fluid conveyance, and machined products and assemblies to serve the aerospace and defense market.
Specialty Products – The Specialty Products segment, which includes the Norris Cylinder™ and Arrow® Engine brands, designs, manufactures and distributes highly-engineered steel cylinders, wellhead engines and compression systems for use within industrial markets.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Segment activity is as follows (dollars in thousands):

	Year ended December 31,
	2021	2020	2019
Net Sales
Packaging	$533,260	$488,340	$392,340
Aerospace	183,340	167,740	194,110
Specialty Products	140,510	113,890	137,080
Total	$857,110	$769,970	$723,530
Operating Profit (Loss)
Packaging	$96,490	$93,990	$80,770
Aerospace	13,270	(133,440)	28,950
Specialty Products	22,550	4,350	16,000
Corporate	(37,220)	(53,190)	(34,500)
Total	$95,090	$(88,290)	$91,220
Capital Expenditures
Packaging	$34,080	$30,730	$16,400
Aerospace	5,390	5,770	8,110
Specialty Products	5,500	3,890	5,090
Corporate	90	90	70
Total	$45,060	$40,480	$29,670
Depreciation and Amortization
Packaging	$30,500	$27,600	$24,650
Aerospace	18,700	18,130	15,090
Specialty Products	4,120	3,910	3,480
Corporate	130	130	280
Total	$53,450	$49,770	$43,500
Total Assets
Packaging	$739,920	$721,440	$546,950
Aerospace	353,800	348,190	393,260
Specialty Products	73,260	65,520	77,250
Corporate	136,660	58,730	175,240
Total	$1,303,640	$1,193,880	$1,192,700

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the Company's net sales for each of the years ended December 31 and long-lived assets at each year ended December 31, attributed to each subsidiary's continent of domicile (dollars in thousands).

	As of December 31,
	2021		2020		2019
	Net Sales	Long-lived Assets	Net Sales	Long-lived Assets	Net Sales	Long-lived Assets
Non-U.S.
Europe	$160,650	$209,380	$116,350	$225,120	$87,420	$110,530
Asia Pacific	41,310	37,080	46,350	41,140	37,920	40,720
Other Americas	15,290	42,000	11,740	19,510	6,290	18,430
Total non-U.S.	217,250	288,460	174,440	285,770	131,630	169,680

Total U.S.	639,860	489,390	595,530	477,460	591,900	540,680
Total	$857,110	$777,850	$769,970	$763,230	$723,530	$710,360
The Company's export sales from the U.S. approximated $80.6 million, $70.0 million and $74.1 million in 2021, 2020 and 2019, respectively.
23. Income Taxes
The Company's income (loss) before income taxes and income tax expense (benefit), each by tax jurisdiction, consists of the following (dollars in thousands):

	Year ended December 31,
	2021	2020	2019
Income (loss) before income taxes:
Domestic	$28,380	$(134,630)	$52,190
Foreign	40,730	31,920	26,070
Total income (loss) before income taxes	$69,110	$(102,710)	$78,260
Current income tax expense:
Federal	$940	$200	$3,530
State and local	530	810	1,280
Foreign	8,840	7,750	7,070
Total current income tax expense	10,310	8,760	11,880
Deferred income tax expense (benefit):
Federal	5,450	(16,900)	4,890
State and local	670	(4,430)	500
Foreign	(4,630)	(10,380)	(950)
Total deferred income tax expense (benefit)	1,490	(31,710)	4,440
Income tax expense (benefit)	$11,800	$(22,950)	$16,320

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of deferred taxes are as follows (dollars in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Accounts receivable	$950	$260
Inventories	5,330	5,080
Accrued liabilities and other long-term liabilities	15,320	19,190
Operating lease liability	13,440	8,950
Tax loss and credit carryforwards	30,690	20,760
Other	340	340
Gross deferred tax asset	66,070	54,580
Valuation allowances	(19,960)	(10,180)
Net deferred tax asset	46,110	44,400
Deferred tax liabilities:
Property and equipment	(23,920)	(24,140)
Right of use asset	(13,130)	(8,930)
Goodwill and other intangible assets	(20,160)	(16,230)
Investment in foreign affiliates, including withholding tax	(420)	(370)
Gross deferred tax liability	(57,630)	(49,670)
Net deferred tax liability	$(11,520)	$(5,270)
The following is a reconciliation of income tax expense (benefit) computed at the U.S. federal statutory rate to income tax expense (benefit) allocated to income (loss) before income taxes (dollars in thousands):

	Year ended December 31,
	2021	2020	2019
U.S. federal statutory rate	21%	21%	21%
Tax at U.S. federal statutory rate	$14,550	$(21,570)	$16,440
State and local taxes, net of federal tax benefit	960	(2,850)	970
Differences in statutory foreign tax rates	(1,690)	(1,500)	(870)
Change in recognized tax benefits	(550)	(920)	(920)
Goodwill and other intangible assets impairment	—	13,430	—
Tax credits and incentives	(5,060)	(2,130)	(1,160)
Net change in valuation allowance	2,100	(6,390)	3,580
Nondeductible compensation	2,280	260	210
Other, net	$(790)	$(1,280)	$(1,930)
Income tax expense (benefit)	$11,800	$(22,950)	$16,320
During 2020, the Company undertook certain tax-planning actions with respect to intercompany debt restructuring within the group. These actions resulted in the recognition of an approximate $6.4 million deferred tax benefit related to an interest limitation carryforward.
The Company has recorded deferred tax assets on approximately $34.0 million of various state operating loss carryforwards and $57.6 million of various foreign operating loss carryforwards. The majority of the state tax loss carryforwards expire between 2026 and 2032 and the majority of the foreign losses have indefinite carryforward periods.
The Company has not made a provision for U.S. or additional foreign withholding taxes related to investments in foreign subsidiaries that are indefinitely reinvested since any excess of the amount for financial reporting over the tax basis in these investments is not significant as of December 31, 2021.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unrecognized Tax Benefits
The Company had approximately $1.3 million and $1.6 million of unrecognized tax benefits ("UTBs") as of December 31, 2021 and 2020, respectively. If the UTBs were recognized, the impact to the Company's effective tax rate would be to reduce reported income tax expense for the years ended December 31, 2021 and 2020 by approximately $1.1 million and $1.4 million, respectively.
A reconciliation of the change in the UTBs for the years ended December 31, 2021 and 2020 is as follows (dollars in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2019	$2,250
Tax positions related to current year:
Additions	150
Tax positions related to prior years:
Additions	—
Reductions	—
Settlements	—
Lapses in the statutes of limitations	(760)
Balance at December 31, 2020	$1,640
Tax positions related to current year:
Additions	130
Tax positions related to prior years:
Additions	20
Reductions	—
Settlements	—
Lapses in the statutes of limitations	(540)
Balance at December 31, 2021	$1,250
In addition to the UTBs summarized above, the Company has recorded approximately $0.8 million and $0.8 million in potential interest and penalties associated with uncertain tax positions as of December 31, 2021 and 2020, respectively.
The Company is subject to U.S. federal, state and local, and certain non-U.S. income tax examinations for tax years 2014 through 2021. In addition, there are currently several state and foreign income tax examinations in process. The Company does not believe that the results of these examinations will have a significant impact on the Company's tax position or its effective tax rate.
Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to UTBs and is not aware of, nor does it anticipate, any subsequent events that could have a significant impact on the Company's financial position during the next twelve months.
24. Subsequent Events
On February 28, 2022, the Company announced that it has acquired Intertech Plastics LLC and related companies (collectively, "Intertech") for a purchase price of approximately $65 million, subject to customary closing conditions. Intertech is a manufacturer of custom injection molded products used in medical applications, as well as products and assemblies for consumer and industrial applications, and has annual net sales of approximately $32 million. Intertech will become part of the Packaging reportable segment.
On February 18, 2022, the Company announced that its Board of Directors had declared a cash dividend of $0.04 per share of TriMas Corporation common stock, which will be payable on March 11, 2022 to shareholders of record as of the close of business on March 4, 2022.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of December 31, 2021, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")), pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, the Company's disclosure controls and procedures were effective to provide reasonable assurance that they would meet their objectives.
We completed the acquisitions of TFI Aerospace ("TFI") and Omega Plastics ("Omega") in December 2021 and have not yet included TFI and Omega in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include TFI and Omega. For fiscal 2021, TFI and Omega accounted for approximately $0.3 million and $0.7 million of our total net sales, respectively, and as of December 31, 2021 had total assets of approximately $19.7 million and $28.5 million, respectively.
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
In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2021. Management's assessment of internal control over financial reporting as of December 31, 2021 excludes internal control over financial reporting related to TFI and Omega (acquired in December 2021), which accounted for approximately $0.3 million and $0.7 million of our total net sales, respectively, and as of December 31, 2021 had total assets of approximately $19.7 million and $28.5 million, respectively. Management's assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2021.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the Company's consolidated financial statements, has also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, as stated in their report below.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of TriMas Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TriMas Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements and financial statement schedule.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at TFI Aerospace ("TFI") and Omega Plastics ("Omega"), which were acquired in December 2021, whose financial statements accounted for approximately $19.7 million and $28.5 million of total assets, respectively, and $0.3 million and $0.7 million of total net sales, respectively of the consolidated financial statements amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at TFI and Omega.
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
/s/ Deloitte & Touche LLP

Detroit, Michigan
March 1, 2022

Changes in disclosure controls and procedures
There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    Other Information
Not applicable.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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
The information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Shareholders.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Shareholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Shareholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Shareholders.
Item 14.    Principal Accountant Fees and Services
The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), as required by this item, is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Listing of Documents
(1)   Financial Statements
The Company's Financial Statements included in Item 8 hereof, as required at December 31, 2021 and December 31, 2020, and for the periods ended December 31, 2021, December 31, 2020 and December 31, 2019, consist of the following:
Balance Sheet
Statement of Operations
Statement of Comprehensive Income
Statement of Cash Flows
Statement of Shareholders' Equity
Notes to Financial Statements
(2)   Financial Statement Schedules
Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2021, December 31, 2020 and December 31, 2019, consists of the following:
Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, not required, or the information is otherwise included in the financial statements or the notes thereto.
(3)   Exhibits

2.2(w)	Asset and Stock Purchase Agreement, dated as of November 1, 2019, by and between TriMas Company LLC and LGC US Holdings, LLC and LGC US Finco, LLC.**
3.1(d)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(i)	Third Amended and Restated By‑laws of TriMas Corporation.
4.1(u)	Indenture, dated as of September 20, 2017, among TriMas Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of Note).
4.2(aa)	Indenture, dated as of March 29, 2021, among TriMas Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of Note).
4.3(y)	Description of Securities of TriMas Corporation.
10.1(m)
Credit Agreement, dated October 16, 2013, by and among TriMas Corporation, TriMas Company LLC and JPMorgan Chase bank, N.A., as Administrative Agent and Collateral Agent, and the various lenders from time to time thereto.

10.2
Amendment to Credit Agreement, dated November 19, 2021, by and among TriMas Corporation, TriMas Company LLC and JPMorgan Chase bank, N.A., as Administrative Agent and Collateral Agent, and the various lenders from time to time thereto.

10.3(o)
Incremental Facility Agreement and Amendment dated as of October 17, 2014, among TriMas Company LLC, the other Loan Parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, the Incremental Tranche A Term Lenders and the other Lenders party thereto.

10.4(p)
Replacement Facility Amendment, dated as of June 30, 2015, among TriMas Company LLC, the other Loan Parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders party thereto.

10.5(s)
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

10.6(s)
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

10.7(u)
Replacement Facility Amendment, dated as September 20, 2017, among TriMas Company LLC, the other Loan Parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders party thereto.**

10.8(f)	TriMas Corporation Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.*
10.9(g)	Flexible Cash Allowance Policy.*
10.10(t)	TriMas Corporation 2017 Equity and Incentive Compensation Plan.*
10.11(n)	2013 Form of Indemnification Agreement.*
10.12(r)	Offer Letter between TriMas Corporation and Thomas A. Amato dated July 23, 2016.
10.13(x)	Form of Restricted Stock Units Agreement (Board of Directors) (One-Year Vest) - 2019 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.14(x)	Form of Performance Stock Units Agreement - 2019 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.15(x)	Form of Restricted Stock Units Agreement (Three-Year Vest) - 2019 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.16(y)	Form of Special Performance Stock Units Agreement - 2019 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.17(z)	Form of Performance Stock Units Agreement - 2020 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.18(z)	Form of Restricted Stock Units Agreement - (Three Year Vest) - 2020 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.19(z)	Form of Restricted Stock Units Agreement - (Board of Directors) - 2020 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.20(bb)	Form of Performance Stock Units Agreement - 2021 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.21(bb)	Form of Restricted Stock Units Agreement - (Three Year Vest) - 2021 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.22(bb)	Form of Restricted Stock Units Agreement - (Board of Directors) (One-Year Vest) - 2021 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.23(bb)	Separation Agreement between TriMas Corporation and Joshua A. Sherbin dated February 26, 2021.*
10.24(aa)
Second Replacement Revolving Facility Amendment, dated as of March 29, 2021, among TriMas Corporation, TriMas Company LLC, the subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and Lenders party thereto.**

10.25(cc)	Separation Agreement between TriMas Corporation and Robert J. Zalupski dated May 1, 2021.*
10.26(cc)	Offer Letter between TriMas Corporation and Scott Mell dated March 15, 2021.*
10.27(dd)	Executive Severance / Change in Control Policy.*
21.1	TriMas Corporation Subsidiary List.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101	The following materials from TriMas Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

** Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.

(d)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 001-10716).
(f)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 6, 2009 (File No. 001-10716).
(g)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on December 10, 2009 (File No. 001-10716).
(i)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on December 18, 2015 (File No. 001-10716).
(l)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 7, 2019 (File No. 001-10716).
(m)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on October 21, 2013 (File No. 001-10716).
(n)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on November 13, 2013 (File No. 001-10716).
(o)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on October 20, 2014 (File No. 001-10716).
(p)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on July 6, 2015 (File No. 001-10716).
(r)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on October 27, 2016 (File No. 001-10716).
(s)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on April 27, 2017 (File No. 001-10716).
(t)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on July 27, 2017 (File No. 001-10716).
(u)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on September 20, 2017 (File No. 001-10716).
(w)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on December 20, 2019 (File No. 001-10716).
(x)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on July 30, 2019 (File No. 001-10716).
(y)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on February 27, 2020 (File No. 001-10716).
(z)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on April 30, 2020 (File No. 001-10716).
(aa)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on March 30, 2021 (File No. 001-10716).
(bb)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on April 29, 2021 (File No. 001-10716).
(cc)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on July 29, 2021 (File No. 001-10716).
(dd)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on August 11, 2021 (File No. 001-10716).

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

		BY:	/s/ THOMAS A. AMATO
DATE:	March 1, 2022		Name: Thomas A. Amato Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS A. AMATO	President and Chief Executive Officer	March 1, 2022
Thomas A. Amato	(Principal Executive Officer) and Director

/s/ SCOTT A. MELL	Chief Financial Officer	March 1, 2022
Scott A. Mell	(Principal Financial Officer)

/s/ PAUL A. SWART	Vice President Business Planning, Controller and Chief Accounting Officer	March 1, 2022
Paul A. Swart	(Principal Accounting Officer)

/s/ SAMUEL VALENTI III	Chairman of the Board of Directors	March 1, 2022
Samuel Valenti III

/s/ HOLLY M. BOEHNE	Director	March 1, 2022
Holly M. Boehne

/s/ TERESA M. FINLEY	Director	March 1, 2022
Teresa M. Finley

/s/ JEFFREY M. GREENE	Director	March 1, 2022
Jeffrey M. Greene

/s/ HERBERT K. PARKER	Director	March 1, 2022
Herbert K. Parker

/s/ NICK L. STANAGE	Director	March 1, 2022
Nick L. Stanage

/s/ DANIEL P. TREDWELL	Director	March 1, 2022
Daniel P. Tredwell

SCHEDULE II
PURSUANT TO ITEM 15(a)(2)
OF FORM 10-K VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
December 31, 2021, 2020 AND 2019

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED (CREDITED) TO OTHER ACCOUNTS	DEDUCTIONS(A)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
Year ended December 31, 2021	$2,120,000	$830,000	$190,000	$1,570,000	$1,570,000
Year ended December 31, 2020	$2,060,000	$2,080,000	$100,000	$2,120,000	$2,120,000
Year ended December 31, 2019	$2,790,000	$810,000	$490,000	$2,030,000	$2,060,000
________________________________________
(A)Deductions, representing uncollectible accounts written-off, less recoveries of amounts reserved in prior years.