Form 10-Q
period 2022-03-31
TRIMAS CORP
filed 2022-04-28
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	March 31, 2022
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 21, 2022, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 42,495,065 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to: the severity and duration of the ongoing coronavirus (“COVID-19”) pandemic on our operations, customers and suppliers, as well as related actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict; general economic and currency conditions; inflationary pressures on our supply chain, including raw material and energy costs, and customers; interest rate volatility; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; competitive factors; future trends; our ability to realize our business strategies; our ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; information technology and other cyber-related risks; the performance of our subcontractors and suppliers; supply constraints, including the availability and cost of raw materials; market demand; intellectual property factors; litigation; government and regulatory actions, including, without limitation, climate change legislation and other environmental regulations, as well as the impact of tariffs, quotas and surcharges; our leverage; liabilities imposed by our debt instruments; labor disputes and shortages; changes to fiscal and tax policies; contingent liabilities relating to acquisition activities; the disruption of operations from catastrophic or extraordinary events, including natural disasters, geopolitical conflicts and public health crises; the amount and timing of future dividends and/or share repurchases, which remain subject to Board approval and depend on market and other conditions; our future prospects; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this report. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$58,820	$140,740
Receivables, net of reserves of approximately $1.3 million and $1.6 million as of March 31, 2022 and December 31, 2021, respectively	150,500	125,630
Inventories	158,360	152,450
Prepaid expenses and other current assets	16,290	12,950
Total current assets	383,970	431,770
Property and equipment, net	279,840	265,630
Operating lease right-of-use assets	53,150	50,650
Goodwill	345,010	315,490
Other intangibles, net	204,260	196,730
Deferred income taxes	7,920	9,740
Other assets	34,900	33,630
Total assets	$1,309,050	$1,303,640
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$94,870	$87,800
Accrued liabilities	51,560	58,980
Operating lease liabilities, current portion	8,400	8,120
Total current liabilities	154,830	154,900
Long-term debt, net	394,040	393,820
Operating lease liabilities	46,390	43,780
Deferred income taxes	22,460	21,260
Other long-term liabilities	57,500	59,030
Total liabilities	675,220	672,790
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 42,620,656 shares at March 31, 2022 and 42,836,574 shares at December 31, 2021	430	430
Paid-in capital	723,540	732,490
Accumulated deficit	(88,130)	(102,300)
Accumulated other comprehensive income (loss)	(2,010)	230
Total shareholders' equity	633,830	630,850
Total liabilities and shareholders' equity	$1,309,050	$1,303,640

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended March 31,
	2022	2021
Net sales	$224,310	$206,730
Cost of sales	(170,600)	(155,400)
Gross profit	53,710	51,330
Selling, general and administrative expenses	(31,780)	(30,220)
Operating profit	21,930	21,110
Other expense, net:
Interest expense	(3,410)	(3,550)
Debt financing and related expenses	—	(200)
Other income (expense), net	(280)	(930)
Other expense, net	(3,690)	(4,680)
Income before income tax expense	18,240	16,430
Income tax expense	(4,070)	(3,370)
Net income	$14,170	$13,060
Basic earnings per share:
Net income per share	$0.33	$0.30
Weighted average common shares—basic	42,799,206	43,185,007
Diluted earnings per share:
Net income per share	$0.33	$0.30
Weighted average common shares—diluted	43,109,693	43,634,876

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2022	2021
Net income	$14,170	$13,060
Other comprehensive income (loss):
Defined benefit plans (Note 18)	240	150
Foreign currency translation	(4,040)	(3,420)
Derivative instruments (Note 11)	1,560	3,900
Total other comprehensive income (loss)	(2,240)	630
Total comprehensive income	$11,930	$13,690

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$14,170	$13,060
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Loss on dispositions of assets	20	20
Depreciation	8,470	7,850
Amortization of intangible assets	5,290	5,390
Amortization of debt issue costs	220	300
Deferred income taxes	3,000	2,200
Non-cash compensation expense	2,820	2,440
Debt financing and related expenses	—	200
Increase in receivables	(22,330)	(15,640)
Increase in inventories	(910)	(3,110)
Increase in prepaid expenses and other assets	(680)	(2,070)
Increase (decrease) in accounts payable and accrued liabilities	(5,210)	1,950
Other operating activities	810	3,150
Net cash provided by operating activities, net of acquisition impact	5,670	15,740
Cash Flows from Investing Activities:
Capital expenditures	(11,890)	(9,370)
Acquisition of businesses, net of cash acquired	(63,950)	—
Net proceeds from disposition of property and equipment	20	—
Net cash used for investing activities	(75,820)	(9,370)
Cash Flows from Financing Activities:
Proceeds from issuance of senior notes	—	400,000
Repayments of borrowings on revolving credit facilities	—	(48,620)
Debt financing fees	—	(6,150)
Payments to purchase common stock	(9,060)	(2,640)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(970)	(1,770)
Dividends paid	(1,740)	—
Net cash provided by (used for) financing activities	(11,770)	340,820
Cash and Cash Equivalents:
Increase (decrease) for the period	(81,920)	347,190
At beginning of period	140,740	73,950
At end of period	$58,820	$421,140
Supplemental disclosure of cash flow information:
Cash paid for interest	$310	$520
Cash paid for taxes	$620	$1,160

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Three Months Ended March 31, 2022 and 2021
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2021	$430	$732,490	$(102,300)	$230	$630,850
Net income	—	—	14,170	—	14,170
Other comprehensive loss	—	—	—	(2,240)	(2,240)
Purchase of common stock	—	(9,060)	—	—	(9,060)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(970)	—	—	(970)
Non-cash compensation expense	—	2,820	—	—	2,820
Dividends declared	—	(1,740)	—	—	(1,740)
Balances, March 31, 2022	$430	$723,540	$(88,130)	$(2,010)	$633,830

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2020	$430	$749,050	$(159,610)	$(5,620)	$584,250
Net income	—	—	13,060	—	13,060
Other comprehensive income	—	—	—	630	630
Purchase of common stock	—	(2,640)	—	—	(2,640)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,770)	—	—	(1,770)
Non-cash compensation expense	—	2,440	—	—	2,440
Balances, March 31, 2021	$430	$747,080	$(146,550)	$(4,990)	$595,970

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
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. The preparation of financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results may differ from such estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the ongoing outbreak of the coronavirus and related variants (“COVID-19”) as well as input cost inflation, supply chain disruptions, and shortages in global markets for commodities, logistics and labor. To the extent there are differences between these estimates and actual results, the Company's consolidated financial statements may be materially affected.
Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2021 Annual Report on Form 10-K.
2. New Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance" ("ASU 2021-10"), which requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 is effective for annual filings in fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.
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
3. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Three months ended March 31,
Customer Markets	2022	2021
Consumer Products	$107,560	$105,120
Aerospace & Defense	44,520	44,610
Industrial	72,230	57,000
Total net sales	$224,310	$206,730
The Company’s Packaging segment earns revenues from the consumer products (comprised of the beauty and personal care, food and beverage, home care, pharmaceutical, nutraceutical and medical submarkets) and industrial markets. The Aerospace segment earns revenues from the aerospace & defense market (comprised of commercial, regional and business jet and military submarkets). The Specialty Products segment earns revenues from a variety of submarkets within the industrial market.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4. Realignment Actions
2022 Realignment Actions
During the three months ended March 31, 2022, the Company incurred realignment charges in its Packaging segment related to adjusting its labor force in facilities with lower demand, finalizing its Indianapolis, Indiana facility consolidation, costs incurred to reorganize its benefit plans in the United Kingdom, and for costs incurred as part of the Company's start-up and relocation to a new larger facility in New Albany, Ohio. The Company also completed the Aerospace segment footprint realignment which began in 2021. In connection with these actions, the Company recorded pre-tax realignment charges of approximately $2.3 million, of which $1.4 million were for employee-related costs and $0.9 million related to facility move and consolidation costs. For the three months ended March 31, 2022, approximately $0.9 million and $1.4 million of these charges were included in cost of sales and selling, general and administrative expenses, respectively, in the accompanying consolidated statement of income.
2021 Realignment Actions
During the three months ended March 31, 2021, the Company executed certain realignment actions in response to reductions in current and expected future end market demand. First, the Company closed its Packaging segment's Union City, California manufacturing facility, consolidating the operation into its Indianapolis, Indiana and Woodridge, Illinois facilities. The Company also realigned its Aerospace segment footprint, consolidating certain activities previously in its three leased Stanton, California facilities into its owned Tolleson, Arizona facility. In addition, the Company also reorganized and streamlined its corporate office legal group. The Company recorded pre-tax realignment charges of approximately $4.1 million during the three months ended March 31, 2021. Of these costs, approximately $1.5 million related to facility consolidations and approximately $2.6 million were for employee separation costs. As of March 31, 2021, approximately $0.4 million of the employee separation costs had been paid. For the three months ended March 31, 2021, approximately $1.8 million and $2.3 million of these charges were included in cost of sales and selling, general and administrative expenses, respectively, in the accompanying consolidated statement of income.
5. Acquisitions
2022 Acquisitions
On February 28, 2022, the Company acquired Intertech Plastics LLC and related companies (collectively, "Intertech") for a purchase price of approximately $64.0 million, net of cash acquired, subject to a customary net working capital adjustment, which is expected to be completed in second quarter 2022. Intertech is a manufacturer of custom injection molded products used in medical applications, as well as products and assemblies for consumer and industrial applications. The fair value of assets acquired and liabilities assumed included approximately $32.2 million of goodwill, $13.5 million of intangible assets, $12.2 million of property and equipment and $6.1 million of net working capital. Intertech, which is reported in the Company's Packaging segment, has two manufacturing facilities located in the Denver, Colorado area and historically generated approximately $32 million in annual revenue.
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
On December 5, 2021, the Company acquired TFI Aerospace ("TFI"), a manufacturer and supplier of specialty fasteners used in a variety of applications, predominately for the aerospace end market, for an aggregate amount of approximately $11.8 million, with additional contingent consideration ranging from zero to approximately $12.0 million to be paid based on 2023 and 2024 earnings per the purchase agreement. The Company recorded $3.7 million as its best estimate of the additional contingent consideration, with such estimate based on Level 3 inputs under the fair value hierarchy, as defined. TFI, which is reported in the Company's Aerospace segment, is located near Toronto, Canada and historically generated approximately $6 million in annual revenue. As of March 31, 2022, the recorded contingent consideration liability was approximately $3.8 million.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6. Cash and Cash Equivalents
Cash and cash equivalents consists of the following components (dollars in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents - unrestricted	$53,690	$129,790
Cash - restricted (a)	5,130	10,950
Total cash and cash equivalents	$58,820	$140,740
__________________________
(a)     Includes cash placed on deposit with a financial institution to be held as cash collateral for the Company's outstanding letters of credit.
7. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2022 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2021	$238,740	$70,190	$6,560	$315,490
Goodwill from acquisitions	32,210	—	—	32,210
Foreign currency translation and other	(2,770)	80	—	(2,690)
Balance, March 31, 2022	$268,180	$70,270	$6,560	$345,010
Other Intangible Assets
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of March 31, 2022		As of December 31, 2021
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$132,980	$(73,500)	$124,310	$(71,150)
Customer relationships, 15 – 25 years	130,270	(69,750)	130,190	(68,190)
Total customer relationships	263,250	(143,250)	254,500	(139,340)
Technology and other, 1 – 15 years	57,000	(36,900)	57,060	(36,140)
Technology and other, 17 – 30 years	43,300	(40,030)	43,300	(39,920)
Total technology and other	100,300	(76,930)	100,360	(76,060)
Indefinite-lived intangible assets:
Trademark/Trade names	60,890	—	57,270	—
Total other intangible assets	$424,440	$(220,180)	$412,130	$(215,400)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended March 31,
	2022	2021
Technology and other, included in cost of sales	$900	$950
Customer relationships, included in selling, general and administrative expenses	4,390	4,440
Total amortization expense	$5,290	$5,390
8. Inventories
Inventories consist of the following components (dollars in thousands):

	March 31, 2022	December 31, 2021
Finished goods	$73,350	$74,600
Work in process	32,550	28,790
Raw materials	52,460	49,060
Total inventories	$158,360	$152,450
9. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	March 31, 2022	December 31, 2021
Land and land improvements	$19,480	$19,630
Buildings	94,170	93,170
Machinery and equipment	443,130	422,500
	556,780	535,300
Less: Accumulated depreciation	276,940	269,670
Property and equipment, net	$279,840	$265,630
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended March 31,
	2022	2021
Depreciation expense, included in cost of sales	$8,170	$7,560
Depreciation expense, included in selling, general and administrative expenses	300	290
Total depreciation expense	$8,470	$7,850

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	March 31, 2022	December 31, 2021
4.125% Senior Notes due April 2029	$400,000	$400,000
Debt issuance costs	(5,960)	(6,180)
Long-term debt, net	$394,040	$393,820
Senior Notes due 2029
In March 2021, the Company issued $400.0 million aggregate principal amount of 4.125% senior notes due April 15, 2029 ("2029 Senior Notes") at par value in a private placement under Rule 144A of the Securities Act of 1933, as amended ("Securities Act"). The Company used the proceeds from the 2029 Senior Notes offering to pay fees and expenses of approximately $5.1 million related to the offering and pay fees and expenses of $1.0 million related to amending its existing credit agreement. In connection with the issuance, during the second quarter of 2021, the Company completed the redemption of its outstanding $300.0 million principal amount 4.875% senior notes due October 15, 2025 ("2025 Senior Notes"). The remaining cash proceeds from the 2029 Senior Notes were used for general corporate purposes, including repaying all outstanding revolving credit facility borrowings. The $5.1 million of fees and expenses related to the 2029 Senior Notes were capitalized as debt issuance costs.
The 2029 Senior Notes accrue interest at a rate of 4.125% per annum, payable semi-annually in arrears on April 15 and October 15. The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis, by certain subsidiaries of the Company. The 2029 Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and effectively subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Credit Agreement
In March 2021, the Company amended its existing credit agreement ("Credit Agreement") in connection with the issuance of the 2029 Senior Notes to extend the maturity date. The Company incurred fees and expenses of approximately $1.0 million related to the amendment, all of which was capitalized as debt issuance costs. The Company also recorded approximately $0.2 million of non-cash expense related to the write-off of previously capitalized deferred financing fees. The Credit Agreement consists of a $300.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies, subject to a $125.0 million sub limit, maturing on March 29, 2026.
In November 2021, the Company amended the Credit Agreement to replace LIBOR with a benchmark interest rate determined based on the currency denomination of borrowings. Effective January 1, 2022, the amendment replaced the reference rate terms for U.S. dollar LIBOR borrowings to the Secured Overnight Financing Rate ("SOFR"), British pound sterling LIBOR borrowings to the Sterling Overnight Index Average ("SONIA") and Euro LIBOR borrowings to the Euro Short Term Rate ("ESTR"), all plus a spread of 1.50%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.
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
The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. The Company places cash on deposit with a financial institution to be held as cash collateral for the Company's outstanding letters of credit; therefore, as of March 31, 2022 and December 31, 2021, the Company had no letters of credit issued against its revolving credit facility. See Note 6, "Cash and Cash Equivalents," for further information on its cash deposit. At March 31, 2022 and December 31, 2021, the Company had no amounts outstanding under its revolving credit facility and had $300.0 million potentially available. The Company's borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of March 31, 2022 and December 31, 2021.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At March 31, 2022, the Company was in compliance with its financial covenants contained in the Credit Agreement.
Other Revolving Loan Facility
In May 2021, the Company, through one of its non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings outstanding on this loan facility as of March 31, 2022 and December 31, 2021.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.125% Senior Notes due April 2029	$400,000	$365,000	$400,000	$399,000
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
As of March 31, 2022, the Company had cross-currency swap agreements at notional amounts totaling $250.0 million, which declines to $25.0 million over various contract periods ending between April 15, 2022 and April 15, 2027. Under the terms of the agreements, the Company is to receive net interest payments at fixed rates ranging from approximately 0.8% to 2.9% of the notional amounts.
As of March 31, 2022 and December 31, 2021, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	March 31, 2022	December 31, 2021
Net Investment Hedges
Cross-currency swaps	Other assets	$9,680	$7,590
The following table summarizes the income recognized in accumulated other comprehensive income (loss) ("AOCI") on derivative contracts designated as hedging instruments as of March 31, 2022 and December 31, 2021, and the amounts reclassified from AOCI into earnings for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
				Three months ended March 31,
	As of March 31, 2022	As of December 31, 2021	Location of Income Reclassified from AOCI into Earnings (Effective Portion)	2022	2021
Net Investment Hedges
Cross-currency swaps	$7,470	$5,910	Other income (expense), net	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Derivatives Not Designated as Hedging Instruments
As of March 31, 2022, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of approximately $135.8 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, Canadian dollar, Chinese yuan, and the Mexican peso, as well as between the Euro and British pound, and have various settlement dates through December 2022. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of income.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of income (dollars in thousands):

		Amount of Income Recognized in Earnings on Derivatives
		Three months ended March 31,
	Location of Income Recognized in Earnings on Derivatives	2022	2021
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$810	$4,020
Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Cross-currency swaps	Recurring	$9,680	$—	$9,680	$—
Foreign exchange contracts	Recurring	$90	$—	$90	$—
December 31, 2021
Cross-currency swaps	Recurring	$7,590	$—	$7,590	$—
Foreign exchange contracts	Recurring	$(110)	$—	$(110)	$—
12. Leases
The Company leases certain equipment and facilities under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; expense related to these leases is recognized on a straight-line basis over the lease term.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The components of lease expense are as follows (dollars in thousands):

	Three months ended March 31,
	2022	2021
Operating lease cost	$2,310	$2,140
Short-term, variable and other lease costs	690	430
Total lease cost	$3,000	$2,570
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)
2022 (excluding the three months ended March 31, 2022)	$7,690
2023	9,760
2024	8,900
2025	7,610
2026	7,500
Thereafter	20,760
Total lease payments	62,220
Less: Imputed interest	(7,430)
Present value of lease liabilities	$54,790
__________________________
(a)     The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
The weighted-average remaining lease term of the Company's operating leases as of March 31, 2022 is approximately 7.2 years. The weighted-average discount rate as of March 31, 2022 is approximately 3.7%.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $2.3 million and $2.2 million during the three months ended March 31, 2022 and 2021, respectively, and is included in cash flows provided by operating activities in the consolidated statement of cash flows.
Right-of-use assets obtained in exchange for lease liabilities were approximately $4.8 million and $1.9 million during the three months ended March 31, 2022 and 2021, respectively.
13. Other long-term liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	March 31, 2022	December 31, 2021
Non-current asbestos-related liabilities	$24,760	$25,210
Other long-term liabilities	32,740	33,820
Total other long-term liabilities	$57,500	$59,030

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
14. Commitments and Contingencies
Asbestos
As of March 31, 2022, the Company was a party to 407 pending cases involving an aggregate of 4,782 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by its former Lamons division and certain other related subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Three Months Ended March 31, 2022	4,754	54	25	1	4,782	$3,000	$430,000
Fiscal Year Ended December 31, 2021	4,655	265	134	32	4,754	$16,819	$1,950,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,782 claims pending at March 31, 2022, 35 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At March 31, 2022, of the 35 claims that set forth specific amounts, there were zero claims seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	2	33
Relatively few claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 30 years ago, have been approximately $10.6 million. All relief sought in the asbestos cases is monetary in nature. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability.
The Company records a liability for asbestos-related claims, which includes both known and unknown claims, based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In the fourth quarter of 2021, the Company commissioned its actuary to update the study, based on data as of September 30, 2021, which yielded a range of possible future liability of $28.2 million to $38.6 million. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore recorded a non-cash, pre-tax charge of $1.5 million to increase the liability estimate to $28.2 million, at the low-end of the range. As of March 31, 2022, the Company’s total asbestos-related liability is $27.2 million, and is included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.
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
Packaging – TriMas' Packaging segment consists primarily of the Rieke® brand, as well as more recently acquired brands which include the Affaba & Ferrari™, Taplast™, Rapak®, Plastic Srl, Intertech and Omega brands. TriMas Packaging develops and manufactures a broad array of dispensing products (such as foaming pumps, lotion and hand soaps and sanitizer pumps, beverage dispensers, perfume sprayers, nasal sprayers and trigger sprayers), polymeric and steel caps and closures (such as food lids, flip-top closures, child resistance caps, beverage closures, drum and pail closures, and flexible spouts), polymeric jar products, fully integrated dispensers for fill-ready bag-in-box applications, and consumable vascular delivery and diagnostic test components, all for a variety of consumer products submarkets including, but not limited to, beauty and personal care, food and beverage, home care, and life sciences, including but not limited to pharmaceutical, nutraceutical, and medical, as well as industrial markets (including agricultural).
Aerospace – TriMas' Aerospace segment, which includes the Monogram Aerospace Fasteners™, Allfast Fastening Systems®, Mac Fasteners™, TFI Aerospace, RSA Engineered Products and Martinic Engineering brands, develops, qualifies and manufactures highly-engineered, precision fasteners, tubular products and assemblies for fluid conveyance, and machined products and assemblies to serve the aerospace and defense market.
Specialty Products – TriMas' Specialty Products segment, which includes the Norris Cylinder™ and Arrow® Engine brands, designs, manufactures and distributes highly-engineered steel cylinders, wellhead engines and compression systems for use within industrial markets.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Segment activity is as follows (dollars in thousands):

	Three months ended March 31,
	2022	2021
Net Sales
Packaging	$138,490	$132,090
Aerospace	44,520	44,610
Specialty Products	41,300	30,030
Total	$224,310	$206,730
Operating Profit (Loss)
Packaging	$21,330	$21,300
Aerospace	1,840	4,500
Specialty Products	7,240	4,520
Corporate	(8,480)	(9,210)
Total	$21,930	$21,110
16. Equity Awards
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the three months ended March 31, 2022:
•granted 195,398 RSUs to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company;
•granted 22,554 RSUs to its non-employee independent directors, which fully vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date; and
•issued 337 RSUs related to director fee deferrals as certain of the Company's directors elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
•issued 58 RSUs to certain employees related to dividend equivalent rights on existing equity awards.
During 2022, the Company also awarded 85,156 performance-based RSUs to certain Company key employees which vest three years from the grant date as long as the employee remains with the Company. These awards are earned 50% based upon the Company's achievement of an earnings per share compound annual growth rate ("EPS CAGR") metric over a period beginning January 1, 2022 and ending December 31, 2024. The remaining 50% of the awards are earned based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group, measured over the performance period. TSR is calculated as the Company's average closing stock price for the 20 trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20 trading days prior to the start of the performance period. The Company estimates the grant-date fair value subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk-free rate of 1.88% and annualized volatility of 36.5%. Depending on the performance achieved for these two metrics, the amount of shares earned, if any, can vary for each metric from 0% of the target award to a maximum of 200% of the target award. For similar performance-based RSUs awarded in 2019, the Company attained 65.4% of the target on a weighted average basis, resulting in a decrease of 24,975 shares during the three months ended March 31, 2022.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Information related to RSUs at March 31, 2022 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	673,732	$27.38
Granted	303,503	33.19
Vested	(97,258)	28.52
Cancelled	(36,607)	35.91
Outstanding at March 31, 2022	843,370	$28.97	1.3	$27,063,743
As of March 31, 2022, there was approximately $13.2 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 2.0 years.
The Company recognized stock-based compensation expense related to RSUs of approximately $2.8 million and $2.4 million during the three months ended March 31, 2022 and 2021, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
17. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and RSUs. The following table summarizes the dilutive effect of RSUs and options to purchase common stock for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Weighted average common shares—basic	42,799,206	43,185,007
Dilutive effect of restricted stock units	310,487	400,685
Dilutive effect of stock options	—	49,184
Weighted average common shares—diluted	43,109,693	43,634,876
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate. This announcement represented the most recent update from the initial authorization, approved in November 2015, of up to $50 million of purchases in the aggregate of its common stock. In the three months ended March 31, 2022, the Company purchased 282,003 shares of its outstanding common stock for approximately $9.1 million. During the three months ended March 31, 2021, the Company purchased 82,171 shares of its outstanding common stock for approximately $2.6 million. As of March 31, 2022, the Company has approximately $133.6 million remaining under the repurchase authorization.
Holders of common stock are entitled to dividends at the discretion of the Company's Board of Directors. In 2021 the Company's Board of Directors declared the first dividend since the Company's initial public offering in 2007. During the three months ended March 31, 2022, the Company's cash dividends declared were $0.04 per share of common stock and total dividends paid on common shares were $1.7 million. No dividends were paid during the three months ended March 31, 2021.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
18. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost are as follows (dollars in thousands):

	Pension Plans
	Three months ended March 31,
	2022	2021
Service costs	$200	$330
Interest costs	230	200
Expected return on plan assets	(410)	(390)
Settlement/curtailment loss	150	—
Amortization of net loss	140	230
Net periodic benefit cost	$310	$370
The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of income.
During the three months ended March 31, 2022, the Company recorded a non-cash curtailment expense of approximately $0.2 million, as it transitioned certain active employees previously participating in a defined benefit plan in the United Kingdom to a defined contribution plan, thereby eliminating future service cost accruals for all employees under this defined benefit plan.
The Company contributed approximately $0.3 million to its defined benefit pension plans during the three months ended March 31, 2022. The Company expects to contribute approximately $1.7 million to its defined benefit pension plans for the full year 2022.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
19. Other Comprehensive Income (Loss)
Changes in AOCI by component for the three months ended March 31, 2022 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2021	$(4,830)	$5,910	$(850)	$230
Net unrealized gains (losses) arising during the period (a)	—	1,560	(4,040)	(2,480)
Less: Net realized losses reclassified to net income (b)	(240)	—	—	(240)
Net current-period other comprehensive income (loss)	240	1,560	(4,040)	(2,240)
Balance, March 31, 2022	$(4,590)	$7,470	$(4,890)	$(2,010)
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
20. Subsequent Events
On April 21, 2022, the Company announced that its Board of Directors had declared a cash dividend of $0.04 per share of TriMas Corporation common stock, which will be payable on May 12, 2022 to shareholders of record as of the close of business on May 5, 2022.
On April 19, 2022, the Company entered into an additional cross currency swap agreement to hedge the Company's net investment in Euro-denominated assets against future volatility in the exchange rate between the U.S. dollar and the Euro. This swap agreement has a notional amount of $25.0 million and matures on October 15, 2027. Under the terms of the swap agreement, the Company is to receive net interest payments at a fixed rate of approximately 1.4% of the notional amount.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward-Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2021.

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
Over the past two years, the coronavirus ("COVID-19") outbreak has significantly affected each of our businesses and how we operate, albeit in different ways and magnitudes. Sales in our Packaging segment for dispensing and closure products used in applications to fight the spread of germs experienced significant increases in demand, while sales of our industrial and aerospace-related products were significantly depressed from historical levels. Our aerospace-related product sales continue to be depressed while industrial product sales have recovered to pre-pandemic levels.
We have been, and continue to be, focused on making sure the working environments for our employees are safe so our operations have the ability to deliver the products needed to support efforts to mitigate the COVID-19 pandemic. We implemented new work rules and processes, which promote social distancing and increased hygiene to ensure the safety of our employees, particularly at our production facilities. These measures, while not easily quantifiable, have increased the level of manufacturing inefficiencies due to elevated levels of absenteeism, resulting in less efficient production scheduling and, in certain cases, short-term idling of production. While these increased costs and inefficiencies began in second quarter 2020, they continue to persist into 2022. We expect that we will continue to operate with these protocols in place, and that labor-related availability and inefficiencies will be an ongoing challenge.
We continue to actively monitor the spread of certain variants of the virus, and plan for potential future impacts. While conditions related to the pandemic generally have improved in some regions of the world in 2022 compared to 2021, we anticipate conditions will continue to vary by industry as well as geography. Late in first quarter 2022, an increase of COVID-19 related cases in certain parts of China resulted in widespread shut-downs and restrictions (in light of China's zero-covid policy), including the re-institution of stay-at-home and quarantine mandates. While this did not have a significant impact on our first quarter results, it could have a more significant impact in second quarter 2022 and beyond.
Overall, our first quarter 2022 net sales increased approximately $17.6 million, or 8.5%, compared to first quarter 2021, primarily as a result of increased industrial demand in our Specialty Products segment, the impact of our recent acquisitions in our Packaging and Aerospace segments and increased sales of products used in food and beverage markets and industrial markets within our Packaging segment. These factors more than offset the expected decline in sales of our Packaging segment's dispensing and closure products that are used in applications to fight the spread of germs, which reached record-high levels in 2020 and first quarter 2021 when there was a significant spike in demand following the onset of the COVID-19 pandemic, but now have abated to what we believe is a new, and higher, normalized level.

The most significant drivers affecting our results of operations in first quarter 2022 compared with first quarter 2021, other than as directly impacted by demand level changes as a result of the COVID-19 pandemic, were the impact of our recent acquisitions, our continued realignment actions in response to reduced certain end-market demand following the outbreak of COVID-19, and the impact of higher energy and utility costs.
On February 28, 2022, we acquired Intertech Plastics LLC and related companies (collectively, "Intertech"), a manufacturer of custom injection molded products used in medical applications, as well as products and assemblies for consumer and industrial applications, for an aggregate amount of approximately $64.0 million, net of cash acquired, subject to customary closing conditions. Intertech, which is reported in the Company's Packaging segment, has two manufacturing facilities located in the Denver, Colorado area. Intertech contributed approximately $2.8 million of net sales during first quarter 2022.
In December 2021, we completed the acquisition of Omega Plastics ("Omega"), which specializes in manufacturing custom components and devices for drug delivery, diagnostic and orthopedic medical applications, as well as components for industrial applications, for an aggregate amount of approximately $22.5 million, net of cash acquired. Omega, which is reported in the Company's Packaging segment, is located in Clinton Township, Michigan. Omega contributed approximately $4.8 million of net sales during first quarter 2022.
In December 2021, we acquired TFI Aerospace ("TFI"), a manufacturer and supplier of specialty fasteners used in a variety of applications, predominately for the aerospace end market, for an aggregate amount of approximately $11.8 million, with additional contingent consideration ranging from zero to approximately $12.0 million to be paid based on 2023 and 2024 earnings per the purchase agreement. TFI, which is reported in the Company's Aerospace segment, is located near Toronto, Canada. TFI contributed approximately $1.4 million of net sales during first quarter 2022.
Beginning in second quarter 2020, we have been executing certain realignment actions in response to reductions in current and expected future end market demand following the onset of the COVID-19 pandemic. We recorded pre-tax facility move/consolidation and employee-related costs of approximately $0.9 million and $1.4 million, respectively, in the three months ended March 31, 2022. In the three months ended March 31, 2021, we recorded pre-tax facility consolidation and employee separation costs of approximately $1.5 million and $2.6 million, respectively.
We also experienced a significant increase in the cost of energy and utilities in first quarter 2022 compared with first quarter 2021, primarily in our Europe-based operations. Energy costs began to rise during late 2021, and have further increased into 2022, which we believe is primarily due to geopolitical tensions associated with the Russia-Ukraine conflict, as well as realized and expected energy supply constraints. We expect there could be additional cost and supply chain pressures going forward in 2022 as a result of the uncertainty surrounding the conflict in Eastern Europe.
Additional Key Risks that May Affect Our Reported Results
We have executed significant realignment actions since the onset of the COVID-19 pandemic, primarily in our Aerospace and Specialty Products segments, and also in certain Packaging product areas where demand has fallen, to protect against the uncertain end market demand. We will continue to assess further actions if required. However, as a result of the COVID-19 pandemic's impact on global economic activity, and the continued potential impact to our future results of operations, as well if there is an impact to TriMas' market capitalization, we may record additional cash and non-cash charges related to incremental realignment actions, as well as for uncollectible customer account balances, excess inventory and idle production equipment.
Despite the potential for declines in future demand levels and results of operations, at present, we believe our capital structure is in a strong position. We have ample cash and available liquidity under our revolving credit facility to meet our debt service obligations, capital expenditure requirements and other short-term and long-term obligations for the foreseeable future.
The extent of the COVID-19 pandemic's effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the COVID-19 pandemic, the actions taken to contain or mitigate its impact, timing and acceptance of widespread vaccine availability, and the resumption of normalized global economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations.

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
Although we have escalator/de-escalator clauses in commercial contracts with certain of our customers, or can modify prices based on market conditions to recover higher costs, our price increases generally lag the underlying material cost increase, and we cannot be assured of full cost recovery in the open market. If input costs increase at rapid rates, as they did during 2021, our ability to recover cost increases on a timely basis is made more difficult by the lag nature of these contracts.
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
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In 2020, our Board of Directors increased the authorization of share repurchases to a cumulative amount of $250 million. During first quarter 2022, we purchased 282,003 shares of our outstanding common stock for approximately $9.1 million. As of March 31, 2022, we had approximately $133.6 million remaining under the repurchase authorization.

In addition, in first quarter 2022, we declared dividends of $0.04 per share of common stock and we paid dividends of $1.7 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, as well as dividends, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three months ended March 31,
	2022	As a Percentage of Net Sales	2021	As a Percentage of Net Sales
Net Sales
Packaging	$138,490	61.7%	$132,090	63.9%
Aerospace	44,520	19.9%	44,610	21.6%
Specialty Products	41,300	18.4%	30,030	14.5%
Total	$224,310	100.0%	$206,730	100.0%
Gross Profit
Packaging	$36,360	26.3%	$33,870	25.6%
Aerospace	8,030	18.0%	10,970	24.6%
Specialty Products	9,320	22.6%	6,490	21.6%
Total	$53,710	23.9%	$51,330	24.8%
Selling, General and Administrative Expenses
Packaging	$15,030	10.9%	$12,570	9.5%
Aerospace	6,190	13.9%	6,470	14.5%
Specialty Products	2,080	5.0%	1,970	6.6%
Corporate	8,480	N/A	9,210	N/A
Total	$31,780	14.2%	$30,220	14.6%
Operating Profit (Loss)
Packaging	$21,330	15.4%	$21,300	16.1%
Aerospace	1,840	4.1%	4,500	10.1%
Specialty Products	7,240	17.5%	4,520	15.1%
Corporate	(8,480)	N/A	(9,210)	N/A
Total	$21,930	9.8%	$21,110	10.2%
Depreciation
Packaging	$5,540	4.0%	$5,170	3.9%
Aerospace	1,900	4.3%	1,780	4.0%
Specialty Products	990	2.4%	870	2.9%
Corporate	40	N/A	30	N/A
Total	$8,470	3.8%	$7,850	3.8%
Amortization
Packaging	$2,170	1.6%	$2,400	1.8%
Aerospace	3,010	6.8%	2,880	6.5%
Specialty Products	110	0.3%	110	0.4%
Corporate	—	N/A	—	N/A
Total	$5,290	2.4%	$5,390	2.6%

Results of Operations
The principal factors impacting us during the three months ended March 31, 2022, compared with the three months ended March 31, 2021, were:
•the impact on global business activity of the COVID-19 pandemic, as well as the volatility in input costs, supply chain and labor availability;
•the impact of our recent acquisitions, primarily Omega and TFI in December 2021, and Intertech in February 2022;
•realignment expenses in response to changes in end market demand; and
•the impact of higher energy and utility costs.

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Overall, net sales increased approximately $17.6 million, or 8.5%, to $224.3 million for the three months ended March 31, 2022, as compared with $206.7 million in the three months ended March 31, 2021, as a result of acquisitions, which added approximately $9.0 million of sales. Organic sales, excluding the impact of currency exchange and acquisitions, increased approximately $11.0 million, as increases in our Specialty Products segment as well as for food and beverage and industrial products in our Packaging segment were partially offset by declines in dispensing products that help fight the spread of germs in our Packaging segment, as demand for these products abated from peak levels in 2020 and first quarter 2021. In addition, net sales decreased by approximately $2.4 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of a strengthening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 23.9% and 24.8% for the three months ended March 31, 2022 and 2021, respectively. Gross profit margin decreased due to a less favorable sales mix, primarily as a result of lower sales of Aerospace segment customers' stocking orders for highly-engineered fasteners during the three months ended March 31, 2022, as well as due to approximately $2 million of higher energy and utility costs, primarily in our European Packaging segment facilities. Partially offsetting the decline in margin was approximately $0.9 million of lower realignment costs in first quarter 2022 as compared to the first quarter 2021.
Operating profit margin (operating profit as a percentage of sales) approximated 9.8% and 10.2% for the three months ended March 31, 2022 and 2021, respectively. Operating profit increased approximately $0.8 million to approximately $21.9 million in the three months ended March 31, 2022, from approximately $21.1 million for the three months ended March 31, 2021, primarily due to higher sales levels. Although operating profit increased, operating margin declined primarily due to a less favorable product sales mix and higher energy and utility costs, which were partially offset by approximately $1.8 million of lower realignment costs.
Interest expense decreased approximately $0.1 million to approximately $3.4 million, for the three months ended March 31, 2022 compared to approximately $3.6 million for the three months ended March 31, 2021, as a lower effective interest rate more than offset an increase in our weighted average borrowings.
In the three months ended March 31, 2021, we incurred approximately $0.2 million of non-cash debt financing and related expenses due to the write-off of previously capitalized deferred financing fees associated with our Credit Agreement.
Other expense decreased approximately $0.7 million to approximately $0.3 million for the three months ended March 31, 2022, as compared to approximately $0.9 million for the three months ended March 31, 2021, primarily due to a decrease in losses on transactions denominated in foreign currencies.
The effective income tax rate for the three months ended March 31, 2022 and 2021 was 22.3% and 20.5%, respectively. We recorded income tax expense of approximately $4.1 million for the three months ended March 31, 2022 as compared to income tax expense of approximately $3.4 million for the three months ended March 31, 2021. The rate for the three months ended March 31, 2022 is higher than in the prior year primarily due to a decrease in favorable tax benefits in addition to mix of jurisdictional earnings.
Net income increased approximately $1.1 million, to $14.2 million for the three months ended March 31, 2022, as compared to $13.1 million for the three months ended March 31, 2021. The increase was primarily the result of an increase in operating profit of approximately $0.8 million, a decrease in other expense of approximately $0.7 million, a decrease in debt financing and related expenses of $0.2 million and a decrease in interest expense of $0.1 million, partially offset by an increase in income tax expense of approximately $0.7 million.

See below for a discussion of operating results by segment.
Packaging. Net sales increased approximately $6.4 million, or 4.8%, to $138.5 million in the three months ended March 31, 2022, as compared to $132.1 million in the three months ended March 31, 2021. Acquisition-related sales growth was approximately $7.6 million, comprised of $4.8 million of sales from our December 2021 acquisition of Omega and $2.8 million from our February 2022 acquisition of Intertech. Net sales decreased by approximately $2.4 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of the strengthening U.S. dollar relative to foreign currencies, as compared to first quarter 2021. Sales of products used in food and beverage markets increased by approximately $11.0 million, primarily due to strong demand for closures, dispensers and flexible packaging as the hospitality sector continues to rebound from prior COVID-19 pandemic-related shutdowns. Sales of products used in industrial markets increased by approximately $4.3 million, primarily as a result of higher demand for closure products, primarily in North America. Sales of dispensing products used in beauty and personal care, as well as home care, applications that help fight the spread of germs decreased largely as anticipated by approximately $14.5 million, as COVID-19-related demand levels have abated for these products from the peak levels in mid-2020 through first quarter 2021.
Gross profit increased approximately $2.5 million to $36.4 million, or 26.3% of sales, in the three months ended March 31, 2022, as compared to $33.9 million, or 25.6% of sales, in the three months ended March 31, 2021. During first quarter 2021, we were impacted by approximately $2 million of higher resin costs than we were able to recover via commercial actions, while in first quarter 2022 we were generally able to recover current resin costs. Gross profit margin further improved as a result of lower facility move and consolidation costs of approximately $0.8 million associated with our realignment efforts. The increase in gross profit was partially offset by approximately $2 million higher energy and utility costs, primarily in our European manufacturing facilities, as well as a result of approximately $0.6 million of currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of the strengthening U.S. dollar relative to foreign currencies.
Selling, general and administrative expenses increased approximately $2.5 million to $15.0 million, or 10.9% of sales, in the three months ended March 31, 2022, as compared to $12.6 million, or 9.5% of sales, in the three months ended March 31, 2021, primarily due to higher ongoing selling, general and administrative costs associated with our acquisitions as well as higher employee-related expenses as a result of our first quarter 2022 realignment actions.
Operating profit remained flat at $21.3 million, or 15.4% of sales, in the three months ended March 31, 2022, as compared to $21.3 million, or 16.1% of sales, in the three months ended March 31, 2021, as the impact of lower material costs was offset by higher energy and utility costs, higher selling, general and administrative expenses and the impact of unfavorable currency exchange.
Aerospace.    Net sales for the three months ended March 31, 2022 decreased approximately $0.1 million, or 0.2%, to $44.5 million, as compared to $44.6 million in the three months ended March 31, 2021. Acquisition-related sales growth from our December 2021 acquisition of TFI was approximately $1.4 million. Sales of our fasteners products decreased by approximately $0.6 million, as market share gains achieved in first quarter 2022 mostly offset the expected loss of sales of customers' stocking orders for highly-engineered fasteners that were predominantly fulfilled throughout 2021. Sales of our engineered components products decreased by approximately $0.9 million, primarily due to lower end market demand.
Gross profit decreased approximately $2.9 million to $8.0 million, or 18.0% of sales, in the three months ended March 31, 2022, from $11.0 million, or 24.6% of sales, in the three months ended March 31, 2021, primarily due to a less favorable product sales mix in first quarter 2022 with lower sales of the customers' stocking orders for highly-engineered fasteners.
Selling, general and administrative expenses decreased approximately $0.3 million to $6.2 million, or 13.9% of sales, in the three months ended March 31, 2022, as compared to $6.5 million, or 14.5% of sales, in the three months ended March 31, 2021, primarily due to savings from realignment efforts in response to lower than historical demand resulting from COVID-19.
Operating profit decreased approximately $2.7 million to approximately $1.8 million, or 4.1% of sales, in the three months ended March 31, 2022, as compared to approximately $4.5 million, or 10.1% of sales, in the three months ended March 31, 2021, primarily due to a less favorable product sales mix, which was partially offset by lower selling, general and administrative expenses.
Specialty Products.   Net sales for the three months ended March 31, 2022 increased approximately $11.3 million, or 37.5%, to $41.3 million, as compared to $30.0 million in the three months ended March 31, 2021. Sales of our cylinder products increased approximately $7.6 million due to higher demand for steel cylinders in North America, as industrial activity continues to increase from depressed levels in 2020 and first quarter 2021 as a result of the COVID-19 pandemic. Sales of engines, compressors and related parts used in stationary power generation and assistance applications for natural gas and crude oil extraction increased by approximately $3.7 million, primarily as a result of higher oil-field activity in North America.

Gross profit increased approximately $2.8 million to $9.3 million, or 22.6% of sales, in the three months ended March 31, 2022, as compared to $6.5 million, or 21.6% of sales, in the three months ended March 31, 2021. Gross profit increased in the first quarter of 2022 due to higher sales levels, while margins further improved due to favorable product sales mix and continued leveraging of previous realignment efforts.
Selling, general and administrative expenses increased approximately $0.1 million to $2.1 million, or 5.0% of sales, in the three months ended March 31, 2022, as compared to $2.0 million, or 6.6% of sales, in the three months ended March 31, 2021, primarily due to higher employment and spending levels in support of the increase in sales levels.
Operating profit increased approximately $2.7 million to $7.2 million, or 17.5% of sales, in the three months ended March 31, 2022, as compared to $4.5 million, or 15.1% of sales, in the three months ended March 31, 2021, primarily due to increased sales levels and a more favorable product sales mix.
Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended March 31,
	2022	2021
Corporate operating expenses	$5.5	$6.4
Non-cash stock compensation	2.8	2.4
Legacy expenses	0.2	0.4
Corporate expenses	$8.5	$9.2
Corporate expenses decreased approximately $0.7 million to approximately $8.5 million for the three months ended March 31, 2022, from approximately $9.2 million for the three months ended March 31, 2021, primarily as a result of realignment charges recorded in the first quarter of 2021 relating to streamlining and reorganizing the corporate office legal group.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were approximately $5.7 million for the three months ended March 31, 2022, as compared to approximately $15.7 million for the three months ended March 31, 2021. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:
•For the three months ended March 31, 2022, the Company generated approximately $34.8 million in cash flows, based on the reported net income of approximately $14.2 million and after considering the effects of non-cash items related to depreciation, amortization, loss on dispositions of assets, changes in deferred income taxes, stock-based compensation and other operating activities. For the three months ended March 31, 2021, the Company generated approximately $34.6 million in cash flows based on the reported net income of approximately $13.1 million and after considering the effects of similar non-cash items and debt financing and related expenses.
•Increases in accounts receivable resulted in a use of cash of approximately $22.3 million and $15.6 million for the three months ended March 31, 2022 and 2021, respectively. The increased use of cash for each of the three month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables increased approximately six days through the three months ended March 31, 2022, and remained relatively consistent through the three months ended March 31, 2021.
•We increased our investment in inventory by approximately $0.9 million and $3.1 million for the three months ended March 31, 2022 and 2021, respectively. Our days sales in inventory decreased by approximately three days through first quarter 2022 and decreased approximately six days during first quarter 2021, as we continue to moderate inventory levels in line with sales levels.
•Increases in prepaid expenses and other assets resulted in a use of cash of approximately $0.7 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively. These changes were primarily a result of the timing of payments made for income taxes and certain operating expenses.
•A decrease in accounts payable and accrued liabilities resulted in a use of cash of approximately $5.2 million for the three months ended March 31, 2022, while an increase in accounts payable and accrued liabilities resulted in a source of cash of approximately $2.0 million for the three months ended March 31, 2021. Days accounts payable on hand remained relatively consistent through first quarter of 2022 compared with a decrease of approximately one day in first quarter 2021. Our days accounts payable on hand fluctuate primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms.
Net cash used for investing activities for the three months ended March 31, 2022 and 2021 was approximately $75.8 million and $9.4 million, respectively. During the first three months of 2022, we invested approximately $11.9 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects, and paid approximately $64.0 million, net of cash acquired, to acquire Intertech. During the first three months of 2021, we invested approximately $9.4 million in capital expenditures.
Net cash used for financing activities for the three months ended March 31, 2022 was approximately $11.8 million, while net cash provided by financing activities was approximately $340.8 million for the three months ended March 31, 2021. During the first three months of 2022, we purchased approximately $9.1 million of outstanding common stock, used a net cash amount of approximately $1.0 million related to our stock compensation arrangements and paid dividends of approximately $1.7 million. During the first three months of 2021, we issued $400.0 million principal amount of senior notes and made net repayments of approximately $48.6 million on our revolving credit facilities. In connection with refinancing our long-term debt, we paid approximately $6.2 million of debt financing fees. We also purchased approximately $2.6 million of outstanding common stock and used a net cash amount of approximately $1.8 million related to our stock compensation arrangements.
Our Debt and Other Commitments
In March 2021, we issued the 2029 Senior Notes in a private placement under Rule 144A of the Securities Act of 1933, as amended. We used the proceeds from the 2029 Senior Notes offering to pay fees and expenses of approximately $5.1 million related to the offering and pay fees and expenses of $1.0 million related to amending our Credit Agreement. In connection with the issuance, during the second quarter of 2021, we completed the redemption of our $300.0 million principal amount 2025 Senior Notes. The remaining cash proceeds from the 2029 Senior Notes were used for general corporate purposes, including repaying all outstanding revolving credit facility borrowings. The $5.1 million of fees and expenses related to the 2029 Senior Notes were capitalized as debt issuance costs.

The 2029 Senior Notes accrue interest at a rate of 4.125% per annum, payable semi-annually in arrears on April 15 and October 15. The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis, by certain subsidiaries of the Company. The 2029 Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and effectively subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
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
For the three months ended March 31, 2022, our consolidated subsidiaries that do not guarantee the 2029 Senior Notes represented approximately 26% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented approximately 37% and 43% of the total guarantor and non-guarantor assets and liabilities, respectively, as of March 31, 2022, treating the guarantor and non-guarantor subsidiaries each as a consolidated group.
In March 2021, we amended our Credit Agreement in connection with the issuance of the 2029 Senior Notes to extend the maturity date. We incurred fees and expenses of approximately $1.0 million related to the amendment, all of which were capitalized as debt issuance costs. We also recorded approximately $0.2 million of non-cash expense related to the write-off of previously capitalized deferred financing fees. The Credit Agreement consists of a $300.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies, subject to a $125.0 million sub limit, maturing on March 29, 2026.
In November 2021, we amended the Credit Agreement to replace LIBOR with a benchmark interest rate determined based on the currency denomination of borrowings. Effective January 1, 2022, the amendment replaced the reference rate terms for U.S. dollar LIBOR borrowings to the Secured Overnight Financing Rate ("SOFR"), British pound sterling LIBOR borrowings to the Sterling Overnight Index Average ("SONIA") and Euro LIBOR borrowings to the Euro Short Term Rate ("ESTR"), all plus a spread of 1.50%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.
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
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of March 31, 2022. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 1.98 to 1.00 at March 31, 2022. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of March 31, 2022. Our actual interest expense coverage ratio was 13.73 to 1.00 at March 31, 2022. At March 31, 2022, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended March 31, 2022 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended March 31, 2022
Net income	$58,420
Bank stipulated adjustments:
Interest expense	14,370
Income tax expense	12,750
Depreciation and amortization	53,970
Non-cash compensation expense(1)	9,880
Other non-cash expenses or losses	820
Non-recurring expenses or costs(2)	19,360
Extraordinary, non-recurring or unusual gains or losses	1,520
Effects of purchase accounting adjustments	720
Business and asset dispositions	130
Net losses on early extinguishment of debt	3,000
Permitted acquisitions	7,040
Currency gains and losses	160
Consolidated Bank EBITDA, as defined	$182,140

	March 31, 2022
Total Indebtedness, as defined(3)	$360,120
Consolidated Bank EBITDA, as defined	182,140
Total net leverage ratio	1.98	x
Covenant requirement	4.00	x

Twelve Months Ended March 31, 2022
Interest expense	$14,370
Bank stipulated adjustments:
Interest income	(210)
Non-cash amounts attributable to amortization of financing costs	(890)
Total Consolidated Cash Interest Expense, as defined	$13,270

	March 31, 2022
Consolidated Bank EBITDA, as defined	$182,140
Total Consolidated Cash Interest Expense, as defined	13,270
Actual interest expense coverage ratio	13.73	x
Covenant requirement	3.00	x
_____________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to diligence and transaction costs, purchase accounting costs, severance, relocation, restructuring and curtailment expenses.
(3)        Includes approximately $3.8 million of acquisition related contingent consideration as of March 31, 2022.
Our revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. We placed restricted cash on deposit with a financial institution to be held as cash collateral for our outstanding letters of credit; therefore, as of March 31, 2022 and December 31, 2021, we had no letters of credit issued against our revolving credit facility. At March 31, 2022 and December 31, 2021, we had no amounts outstanding under our revolving credit facility and had approximately $300.0 million available after giving effect to letters of credit issued and outstanding. Our letters of credit, or corresponding restricted cash deposits, are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Our borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of March 31, 2022 and December 31, 2021.
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
Our weighted average borrowings during the first three months of 2022 approximated $400.0 million, compared to approximately $357.5 million during the first three months of 2021, primarily due to a higher aggregate principal balance on our senior notes due to the issuance of the 2029 Senior Notes and the redemption of the 2025 Senior Notes during the first half of 2021.
In May 2021, we, through one of our non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings on this loan facility as of March 31, 2022.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.
While more than half of our cash on hand as of March 31, 2022 is located outside the U.S., given available funding under our revolving credit facility of $300.0 million at March 31, 2022 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future, as well as dividends and share repurchases.
We are subject to variable interest rates on our revolving credit facility, which is subject to a benchmark interest rate determined based on the currency denomination of borrowings. At March 31, 2022, we had no amounts outstanding on our revolving credit facility and, therefore, no variable rate-based borrowings outstanding.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases, and annual rent expense for continuing operations related thereto approximated $11.0 million in 2021. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.

In March 2020, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $250 million in the aggregate, an increase of $100 million from the prior authorization.  In the three months ended March 31, 2022, we purchased 282,003 shares of our outstanding common stock for an aggregate purchase price of approximately $9.1 million. Since the initial authorization through March 31, 2022, we have purchased 4,132,818 shares of our outstanding common stock for an aggregate purchase price of approximately $116.4 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock and the payment of dividends, depending on market conditions, including the potential impact of the COVID-19 pandemic, and other factors.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of March 31, 2022, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $135.8 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 11, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
We are also subject to interest risk as it relates to our long-term debt. See Note 10, "Long-term Debt," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
Common Stock
TriMas is listed in the NASDAQ Global Select Market. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On March 29, 2022, Moody's affirmed a Ba3 rating to our 2029 Senior Notes. See Note 10, "Long-term Debt" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also affirmed a Ba2 Corporate Family Rating and maintained its outlook as stable. On March 15, 2021, Standard & Poor's assigned a BB- rating to our 2029 Senior Notes. On February 26, 2021, Standard & Poor's affirmed a BB corporate credit rating and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
We believe our first quarter 2022 financial results continue to demonstrate our ability to effectively leverage our TriMas Business Model, working across our businesses with a high degree of connectivity to respond to changing market conditions, whether they be related to the COVID-19 pandemic, volatile commodity costs or the supply chain and energy cost impacts from the Russia-Ukraine conflict. We have capitalized on opportunities where market demand was high, while also taking swift actions where market demand was sharply reduced. We have continued to take proactive realignment actions to mitigate external pressures as much as practical, while at the same time growing our businesses through organic new products as well as via bolt-on acquisitions.
Looking forward, we believe there will be a continued period of uncertainty related to demand levels for our products, whether it be when production rates for new aircraft builds, which require our fasteners and engineered products, will ramp-up, or whether general industrial activity will continue to its upward trajectory. We expect to continue to mitigate, as much as practical, the impact of low volumes in the most challenged end markets, executing realignment actions as necessary so we are positioned to gain operating leverage when these end markets recover. We believe we remain well positioned to capitalize on the recovery of the aerospace market, just as we have with the improvement in the industrial markets, as well as capture available market growth opportunities.

Following our recent acquisitions, we continue to believe our capital structure remains strong and that we have sufficient headroom under our financial covenants, and ample cash and available liquidity under our revolving credit facility, to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future, as well as dividends and share repurchases.
We expect to continue to leverage the tenets of our TriMas Business Model to manage our multi-industry businesses on a longer-term basis, achieve our growth plans, execute continuous improvement initiatives to offset inflationary pressures, and seek lower-cost sources for input costs, all while continuously assessing the appropriateness of our manufacturing footprint and fixed-cost structure.
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
During the quarter ended March 31, 2022, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2021.

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
Evaluation of disclosure controls and procedures
As of March 31, 2022, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite this change, there have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize any impact it may have on their design and operating effectiveness.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 14, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our 2021 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2021 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1, 2022 to January 31, 2022	—	$—	—	$142,615,349
February 1, 2022 to February 28, 2022	4,874	$31.67	4,874	$142,461,009
March 1, 2022 to March 31, 2022	277,129	$32.12	277,129	$133,558,897
Total	282,003	$32.11	282,003	$133,558,897
__________________________
(1)     In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate from its previous authorization of $150 million. The increased authorization includes the value of shares already purchased under the previous authorization. Pursuant to this share repurchase program, during the three months ended March 31, 2022, the Company repurchased 282,003 shares of its common stock at a cost of approximately $9.1 million. The share repurchase program is effective and has no expiration date.
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

10.1	Form of Performance Stock Units Agreement - 2022 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.2	Form of Restricted Stock Units Agreement (Three-Year Vest) - 2022 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.3	Form of Restricted Stock Units Agreement (Board Of Directors) (One-Year Vest) - 2022 LTI - under the 2017 Equity and Incentive Compensation Plan.*
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101	The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contracts and compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ SCOTT A. MELL

Date:	April 28, 2022	By:	Scott A. Mell Chief Financial Officer