Form 10-Q
period 2022-06-30
TRIMAS CORP
filed 2022-07-28
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	June 30, 2022
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 21, 2022, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 42,002,294 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results, including, but not limited to: the severity and duration of the ongoing coronavirus (“COVID-19”) pandemic on our operations, customers and suppliers, as well as related actions taken by governmental authorities and other third parties in response thereto, each of which is uncertain, rapidly changing and difficult to predict; general economic and currency conditions; inflationary pressures on our supply chain, including raw material and energy costs, and customers; interest rate volatility; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; competitive factors; future trends; our ability to realize our business strategies; our ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; information technology and other cyber-related risks; the performance of our subcontractors and suppliers; supply constraints, including the availability and cost of raw materials; market demand; intellectual property factors; litigation; government and regulatory actions, including, without limitation, climate change legislation and other environmental regulations, as well as the impact of tariffs, quotas and surcharges; our leverage; liabilities imposed by our debt instruments; labor disputes and shortages; changes to fiscal and tax policies; contingent liabilities relating to acquisition activities; the disruption of operations from catastrophic or extraordinary events, including natural disasters, geopolitical conflicts and public health crises; the amount and timing of future dividends and/or share repurchases, which remain subject to Board approval and depend on market and other conditions; our future prospects; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this report. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$49,090	$140,740
Receivables, net of reserves of approximately $1.3 million and $1.6 million as of June 30, 2022 and December 31, 2021, respectively	155,140	125,630
Inventories	164,040	152,450
Prepaid expenses and other current assets	17,000	12,950
Total current assets	385,270	431,770
Property and equipment, net	275,670	265,630
Operating lease right-of-use assets	50,500	50,650
Goodwill	339,210	315,490
Other intangibles, net	197,100	196,730
Deferred income taxes	8,990	9,740
Other assets	46,020	33,630
Total assets	$1,302,760	$1,303,640
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$96,870	$87,800
Accrued liabilities	50,490	58,980
Operating lease liabilities, current portion	8,230	8,120
Total current liabilities	155,590	154,900
Long-term debt, net	394,270	393,820
Operating lease liabilities	44,110	43,780
Deferred income taxes	25,750	21,260
Other long-term liabilities	52,260	59,030
Total liabilities	671,980	672,790
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 42,050,893 shares at June 30, 2022 and 42,836,574 shares at December 31, 2021	420	430
Paid-in capital	704,170	732,490
Accumulated deficit	(68,270)	(102,300)
Accumulated other comprehensive income (loss)	(5,540)	230
Total shareholders' equity	630,780	630,850
Total liabilities and shareholders' equity	$1,302,760	$1,303,640

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales	$237,680	$218,990	$461,990	$425,720
Cost of sales	(177,000)	(160,960)	(347,600)	(316,360)
Gross profit	60,680	58,030	114,390	109,360
Selling, general and administrative expenses	(30,810)	(32,460)	(62,590)	(62,680)
Operating profit	29,870	25,570	51,800	46,680
Other expense, net:
Interest expense	(3,500)	(4,120)	(6,910)	(7,670)
Debt financing and related expenses	—	(10,320)	—	(10,520)
Other income (expense), net	270	670	(10)	(260)
Other expense, net	(3,230)	(13,770)	(6,920)	(18,450)
Income before income tax expense	26,640	11,800	44,880	28,230
Income tax benefit (expense)	(6,780)	40	(10,850)	(3,330)
Net income	$19,860	$11,840	$34,030	$24,900
Basic earnings per share:
Net income per share	$0.47	$0.27	$0.80	$0.58
Weighted average common shares—basic	42,297,525	43,110,191	42,548,366	43,147,599
Diluted earnings per share:
Net income per share	$0.47	$0.27	$0.80	$0.57
Weighted average common shares—diluted	42,481,199	43,308,356	42,795,446	43,471,616

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$19,860	$11,840	$34,030	$24,900
Other comprehensive income (loss):
Defined benefit plans (Note 18)	90	160	330	310
Foreign currency translation	(13,730)	1,400	(17,770)	(2,020)
Derivative instruments (Note 11)	10,110	(570)	11,670	3,330
Total other comprehensive income (loss)	(3,530)	990	(5,770)	1,620
Total comprehensive income	$16,330	$12,830	$28,260	$26,520

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Six months ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$34,030	$24,900
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Loss on dispositions of assets	210	130
Depreciation	17,150	15,830
Amortization of intangible assets	10,040	10,780
Amortization of debt issue costs	450	520
Deferred income taxes	3,320	1,790
Non-cash compensation expense	5,300	5,660
Debt financing and related expenses	—	10,520
Increase in receivables	(29,430)	(22,600)
Increase in inventories	(7,940)	(900)
Decrease (increase) in prepaid expenses and other assets	790	(7,430)
Increase (decrease) in accounts payable and accrued liabilities	(8,870)	1,350
Other operating activities	2,640	2,120
Net cash provided by operating activities, net of acquisition impact	27,690	42,670
Cash Flows from Investing Activities:
Capital expenditures	(21,720)	(18,330)
Acquisition of businesses, net of cash acquired	(64,100)	—
Net proceeds from disposition of property and equipment	110	140
Net cash used for investing activities	(85,710)	(18,190)
Cash Flows from Financing Activities:
Retirement of senior notes	—	(300,000)
Proceeds from issuance of senior notes	—	400,000
Proceeds from borrowings on revolving credit facilities	12,000	—
Repayments of borrowings on revolving credit facilities	(12,000)	(48,620)
Debt financing fees and senior notes redemption premium	—	(13,570)
Payments to purchase common stock	(27,890)	(14,210)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(2,280)	(4,620)
Dividends paid	(3,460)	—
Net cash provided by (used for) financing activities	(33,630)	18,980
Cash and Cash Equivalents:
Increase (decrease) for the period	(91,650)	43,460
At beginning of period	140,740	73,950
At end of period	$49,090	$117,410
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,330	$6,170
Cash paid for taxes	$1,120	$4,420

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Six Months Ended June 30, 2022 and 2021
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2021	$430	$732,490	$(102,300)	$230	$630,850
Net income	—	—	14,170	—	14,170
Other comprehensive loss	—	—	—	(2,240)	(2,240)
Purchase of common stock	—	(9,060)	—	—	(9,060)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(970)	—	—	(970)
Non-cash compensation expense	—	2,820	—	—	2,820
Dividends declared	—	(1,740)	—	—	(1,740)
Balances, March 31, 2022	$430	$723,540	$(88,130)	$(2,010)	$633,830
Net income	—	—	19,860	—	19,860
Other comprehensive loss	—	—	—	(3,530)	(3,530)
Purchase of common stock	(10)	(18,820)	—	—	(18,830)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,310)	—	—	(1,310)
Non-cash compensation expense	—	2,480	—	—	2,480
Dividends declared	—	(1,720)	—	—	(1,720)
Balances, June 30, 2022	$420	$704,170	$(68,270)	$(5,540)	$630,780

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2020	$430	$749,050	$(159,610)	$(5,620)	$584,250
Net income	—	—	13,060	—	13,060
Other comprehensive income	—	—	—	630	630
Purchase of common stock	—	(2,640)	—	—	(2,640)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,770)	—	—	(1,770)
Non-cash compensation expense	—	2,440	—	—	2,440
Balances, March 31, 2021	$430	$747,080	$(146,550)	$(4,990)	$595,970
Net income	—	—	11,840	—	11,840
Other comprehensive loss	—	—	—	990	990
Purchase of common stock	—	(11,570)	—	—	(11,570)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,850)	—	—	(2,850)
Non-cash compensation expense	—	3,220	—	—	3,220
Balances, June 30, 2021	$430	$735,880	$(134,710)	$(4,000)	$597,600

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
3. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
Customer Markets	2022	2021	2022	2021
Consumer Products	$119,830	$112,900	$227,390	$218,020
Aerospace & Defense	47,390	44,560	91,910	89,170
Industrial	70,460	61,530	142,690	118,530
Total net sales	$237,680	$218,990	$461,990	$425,720
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4. Realignment Actions
2022 Realignment Actions
During the six months ended June 30, 2022, the Company incurred realignment charges in its Packaging segment related to adjusting its labor force in facilities with lower demand, finalizing its Indianapolis, Indiana facility consolidation, costs incurred to reorganize its benefit plans in the United Kingdom, and for costs incurred as part of the Company's start-up and relocation to a new, larger facility in New Albany, Ohio. The Company also completed the Aerospace segment footprint realignment which began in 2021. In connection with these actions, the Company recorded pre-tax realignment charges of approximately $1.5 million and $3.8 million during the three and six months ended June 30, 2022, respectively, of which approximately $1.4 million and $2.2 million, respectively, related to facility move and consolidation costs and approximately $0.1 million and $1.6 million, respectively, were for employee-related costs. For the three and six months ended June 30, 2022, approximately $1.4 million and $2.3 million, respectively, of these charges were included in cost of sales, and approximately $0.1 million and $1.5 million, respectively, of these charges were included in selling, general and administrative expenses in the accompanying consolidated statement of income.
2021 Realignment Actions
During the six months ended June 30, 2021, the Company executed certain realignment actions in response to reductions in current and expected future end market demand. First, the Company closed its Packaging segment's Union City, California manufacturing facility, consolidating the operation into its Indianapolis, Indiana and Woodridge, Illinois facilities. The Company also realigned its Aerospace segment footprint, consolidating certain activities previously in its three leased Stanton, California facilities into its owned Tolleson, Arizona facility. In addition, the Company also reorganized and streamlined its corporate office legal and finance groups. The Company recorded pre-tax realignment charges of approximately $4.2 million and $8.2 million during the three and six months ended June 30, 2021, respectively. Of these costs, approximately $0.7 million and $2.2 million during the three and six months ended June 30, 2021, respectively, related to facility consolidations, and approximately $3.5 million and $6.0 million, respectively, were for employee separation costs. As of June 30, 2021, approximately $1.0 million of the employee separation costs had been paid. For the three and six months ended June 30, 2021, approximately $0.9 million and $2.7 million, respectively, of these charges were included in cost of sales, and approximately $3.3 million and $5.5 million, respectively, were included in selling, general and administrative expenses in the accompanying consolidated statement of income.
5. Acquisitions
2022 Acquisitions
On February 28, 2022, the Company acquired Intertech Plastics LLC and related companies (collectively, "Intertech") for a purchase price of approximately $64.1 million, net of cash acquired. Intertech is a manufacturer of custom injection molded products used in medical applications, as well as products and assemblies for consumer and industrial applications. The fair value of assets acquired and liabilities assumed included approximately $32.4 million of goodwill, $13.5 million of intangible assets, $12.2 million of property and equipment and $6.0 million of net working capital. Intertech, which is reported in the Company's Packaging segment, has two manufacturing facilities located in the Denver, Colorado area and historically generated approximately $32 million in annual revenue.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
On December 5, 2021, the Company acquired TFI Aerospace ("TFI"), a manufacturer and supplier of specialty fasteners used in a variety of applications, predominately for the aerospace end market, for an aggregate amount of approximately $11.8 million, with additional contingent consideration ranging from zero to approximately $12.0 million to be paid based on 2023 and 2024 earnings per the purchase agreement. The Company recorded $3.7 million as its best estimate of the additional contingent consideration, with such estimate based on Level 3 inputs under the fair value hierarchy, as defined. TFI, which is reported in the Company's Aerospace segment, is located near Toronto, Canada and historically generated approximately $6 million in annual revenue. As of June 30, 2022, the recorded contingent consideration liability was approximately $3.7 million.
6. Cash and Cash Equivalents
Cash and cash equivalents consists of the following components (dollars in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents - unrestricted	$49,050	$129,790
Cash - restricted (a)	40	10,950
Total cash and cash equivalents	$49,090	$140,740
__________________________
(a)     Includes cash placed on deposit with a financial institution to be held as cash collateral for the Company's outstanding letters of credit.
7. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2022 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2021	$238,740	$70,190	$6,560	$315,490
Goodwill from acquisitions	32,370	—	—	32,370
Foreign currency translation and other	(8,520)	(130)	—	(8,650)
Balance, June 30, 2022	$262,590	$70,060	$6,560	$339,210

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Other Intangible Assets
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of June 30, 2022		As of December 31, 2021
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$131,330	$(75,550)	$124,310	$(71,150)
Customer relationships, 15 – 25 years	130,040	(71,300)	130,190	(68,190)
Total customer relationships	261,370	(146,850)	254,500	(139,340)
Technology and other, 1 – 15 years	56,870	(37,590)	57,060	(36,140)
Technology and other, 17 – 30 years	43,300	(40,130)	43,300	(39,920)
Total technology and other	100,170	(77,720)	100,360	(76,060)
Indefinite-lived intangible assets:
Trademark/Trade names	60,130	—	57,270	—
Total other intangible assets	$421,670	$(224,570)	$412,130	$(215,400)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Technology and other, included in cost of sales	$810	$950	$1,710	$1,900
Customer relationships, included in selling, general and administrative expenses	3,940	4,440	8,330	8,880
Total amortization expense	$4,750	$5,390	$10,040	$10,780
8. Inventories
Inventories consist of the following components (dollars in thousands):

	June 30, 2022	December 31, 2021
Finished goods	$77,010	$74,600
Work in process	35,890	28,790
Raw materials	51,140	49,060
Total inventories	$164,040	$152,450

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	June 30, 2022	December 31, 2021
Land and land improvements	$19,190	$19,630
Buildings	91,610	93,170
Machinery and equipment	443,110	422,500
	553,910	535,300
Less: Accumulated depreciation	278,240	269,670
Property and equipment, net	$275,670	$265,630
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Depreciation expense, included in cost of sales	$8,400	$7,670	$16,570	$15,230
Depreciation expense, included in selling, general and administrative expenses	280	310	580	600
Total depreciation expense	$8,680	$7,980	$17,150	$15,830
10. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	June 30, 2022	December 31, 2021
4.125% Senior Notes due April 2029	$400,000	$400,000
Debt issuance costs	(5,730)	(6,180)
Long-term debt, net	$394,270	$393,820
Senior Notes due 2029
In March 2021, the Company issued $400.0 million aggregate principal amount of 4.125% senior notes due April 15, 2029 ("2029 Senior Notes") at par value in a private placement under Rule 144A of the Securities Act of 1933, as amended ("Securities Act"). The Company used the proceeds from the 2029 Senior Notes offering to pay fees and expenses of approximately $5.1 million related to the offering and pay fees and expenses of $1.1 million related to amending its existing credit agreement. In connection with the issuance, during the second quarter of 2021, the Company completed the redemption of its outstanding 4.875% senior notes due October 15, 2025 ("2025 Senior Notes"), paying $300.0 million to retire the outstanding principal amount plus $7.3 million as a redemption premium. The remaining cash proceeds from the 2029 Senior Notes were used for general corporate purposes, including repaying all outstanding revolving credit facility borrowings. The $5.1 million of fees and expenses related to the 2029 Senior Notes were capitalized as debt issuance costs, while the $7.3 million redemption premium, as well as approximately $3.0 million of unamortized debt issuance costs associated with the 2025 Senior Notes, were included in debt financing and related expenses in the accompanying consolidated statement of income.
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
The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. The Company places cash on deposit with a financial institution to be held as cash collateral for the Company's outstanding letters of credit; therefore, as of December 31, 2021, the Company had no letters of credit issued against its revolving credit facility. See Note 6, "Cash and Cash Equivalents," for further information on its cash deposit. At June 30, 2022, the Company had no amounts outstanding under its revolving credit facility and had $295.1 million potentially available after giving effect to approximately $4.9 million of letters of credit issued and outstanding. At December 31, 2021, the Company had no amounts outstanding under its revolving credit facility and had $300.0 million potentially available. The Company's borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of June 30, 2022 and December 31, 2021.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At June 30, 2022, the Company was in compliance with its financial covenants contained in the Credit Agreement.
Other Revolving Loan Facility
In May 2021, the Company, through one of its non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings outstanding on this loan facility as of June 30, 2022 and December 31, 2021.
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.125% Senior Notes due April 2029	$400,000	$341,000	$400,000	$399,000
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
As of June 30, 2022, the Company had cross-currency swap agreements at notional amounts totaling $250.0 million, which declines to $25.0 million over various contract periods ending between October 15, 2023 and October 15, 2027. Under the terms of the agreements, the Company is to receive net interest payments at fixed rates ranging from approximately 0.8% to 2.9% of the notional amounts.
As of June 30, 2022 and December 31, 2021, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	June 30, 2022	December 31, 2021
Net Investment Hedges
Cross-currency swaps	Other assets	$21,990	$7,590

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the income recognized in accumulated other comprehensive income (loss) ("AOCI") on derivative contracts designated as hedging instruments as of June 30, 2022 and December 31, 2021, and the amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
				Three months ended June 30,		Six months ended June 30,
	As of June 30, 2022	As of December 31, 2021	Location of Income Reclassified from AOCI into Earnings (Effective Portion)	2022	2021	2022	2021
Net Investment Hedges
Cross-currency swaps	$17,580	$5,910	Other income (expense), net	$—	$—	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.
Derivatives Not Designated as Hedging Instruments
As of June 30, 2022, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of approximately $130.4 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, Canadian dollar, Chinese yuan, and the Mexican peso, as well as between the Euro and British pound, and have various settlement dates through December 2022. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of income.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of income (dollars in thousands):

		Amount of Income (Loss) Recognized in Earnings on Derivatives
		Three months ended June 30,		Six months ended June 30,
	Location of Income (Loss) Recognized in Earnings on Derivatives	2022	2021	2022	2021
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$2,500	$(1,160)	$3,310	$2,860

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Cross-currency swaps	Recurring	$21,990	$—	$21,990	$—
Foreign exchange contracts	Recurring	$2,850	$—	$2,850	$—
December 31, 2021
Cross-currency swaps	Recurring	$7,590	$—	$7,590	$—
Foreign exchange contracts	Recurring	$(110)	$—	$(110)	$—
12. Leases
The Company leases certain equipment and facilities under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; expense related to these leases is recognized on a straight-line basis over the lease term.
The components of lease expense are as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease cost	$2,690	$2,140	$5,330	$4,280
Short-term, variable and other lease costs	730	430	1,420	860
Total lease cost	$3,420	$2,570	$6,750	$5,140

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)
2022 (excluding the six months ended June 30, 2022)	$5,120
2023	9,720
2024	8,880
2025	7,590
2026	7,490
Thereafter	20,680
Total lease payments	59,480
Less: Imputed interest	(7,140)
Present value of lease liabilities	$52,340
__________________________
(a)     The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
The weighted-average remaining lease term of the Company's operating leases as of June 30, 2022 is approximately 7.1 years. The weighted-average discount rate as of June 30, 2022 is approximately 3.7%.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $4.8 million and $4.2 million during the six months ended June 30, 2022 and 2021, respectively, and is included in cash flows provided by operating activities in the accompanying consolidated statement of cash flows.
Right-of-use assets obtained in exchange for lease liabilities were approximately $4.8 million and $6.1 million during the six months ended June 30, 2022 and 2021, respectively.
13. Other long-term liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	June 30, 2022	December 31, 2021
Non-current asbestos-related liabilities	$22,270	$25,210
Other long-term liabilities	29,990	33,820
Total other long-term liabilities	$52,260	$59,030

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
14. Commitments and Contingencies
Asbestos
As of June 30, 2022, the Company was a party to 425 pending cases involving an aggregate of 4,796 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by its former Lamons division and certain other related subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Six Months Ended June 30, 2022	4,754	124	74	8	4,796	$14,050	$1,210,000
Fiscal Year Ended December 31, 2021	4,655	265	134	32	4,754	$16,819	$1,950,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,796 claims pending at June 30, 2022, 45 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At June 30, 2022, of the 45 claims that set forth specific amounts, there were zero claims seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	3	42
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In the fourth quarter of 2021, the Company commissioned its actuary to update the study, based on data as of September 30, 2021, which yielded a range of possible future liability of $28.2 million to $38.6 million. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore recorded a non-cash, pre-tax charge of $1.5 million to increase the liability estimate to $28.2 million, at the low-end of the range. As of June 30, 2022, the Company’s total asbestos-related liability is $26.3 million, and is included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Segment activity is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net Sales
Packaging	$148,350	$139,630	$286,840	$271,720
Aerospace	47,390	44,560	91,910	89,170
Specialty Products	41,940	34,800	83,240	64,830
Total	$237,680	$218,990	$461,990	$425,720
Operating Profit (Loss)
Packaging	$27,800	$27,850	$49,130	$49,150
Aerospace	2,750	2,120	4,590	6,620
Specialty Products	6,770	6,010	14,010	10,530
Corporate	(7,450)	(10,410)	(15,930)	(19,620)
Total	$29,870	$25,570	$51,800	$46,680
16. Equity Awards
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the six months ended June 30, 2022:
•granted 195,398 RSUs to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company;
•granted 22,554 RSUs to its non-employee independent directors, which fully vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date;
•issued 337 RSUs related to director fee deferrals as certain of the Company's directors elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date; and
•issued 126 RSUs to certain employees related to dividend equivalent rights on existing equity awards.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Information related to RSUs at June 30, 2022 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	673,732	$27.38
Granted	303,571	33.19
Vested	(217,366)	30.57
Cancelled	(39,426)	35.41
Outstanding at June 30, 2022	720,511	$28.43	1.3	$19,950,950
As of June 30, 2022, there was approximately $10.7 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 1.8 years.
The Company recognized stock-based compensation expense related to RSUs of approximately $2.5 million and $3.2 million during the three months ended June 30, 2022 and 2021, respectively, and approximately $5.3 million and $5.7 million during the six months ended June 30, 2022 and 2021, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
17. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and RSUs. The following table summarizes the dilutive effect of RSUs and options to purchase common stock for the six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Weighted average common shares—basic	42,297,525	43,110,191	42,548,366	43,147,599
Dilutive effect of restricted stock units	183,674	198,165	247,080	299,425
Dilutive effect of stock options	—	—	—	24,592
Weighted average common shares—diluted	42,481,199	43,308,356	42,795,446	43,471,616
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate. This announcement represented the most recent update from the initial authorization, approved in November 2015, of up to $50 million of purchases in the aggregate of its common stock. In the three and six months ended June 30, 2022, the Company purchased 645,984 and 927,987 shares of its outstanding common stock for approximately $18.8 million and $27.9 million, respectively. During the three and six months ended June 30, 2021, the Company purchased 358,047 and 440,218 shares of its outstanding common stock for approximately $11.6 million and $14.2 million, respectively. As of June 30, 2022, the Company has approximately $114.7 million remaining under the repurchase authorization.
Holders of common stock are entitled to dividends at the discretion of the Company's Board of Directors. In 2021, the Company's Board of Directors declared the first dividend since the Company's initial public offering in 2007. During the three months ended June 30, 2022, the Company's cash dividends declared were $0.04 per share of common stock, and total dividends declared and paid on common shares in the three and six months ended June 30, 2022 were approximately $1.7 million and $3.5 million, respectively. No dividends were declared or paid during the three and six months ended June 30, 2021.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
18. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost are as follows (dollars in thousands):

	Pension Plans
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Service costs	$160	$320	$360	$650
Interest costs	230	200	460	400
Expected return on plan assets	(420)	(390)	(830)	(780)
Settlement/curtailment loss	—	—	150	—
Amortization of net loss	150	230	290	460
Net periodic benefit cost	$120	$360	$430	$730
The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of income.
During the six months ended June 30, 2022, the Company recorded a non-cash curtailment expense of approximately $0.2 million, as it transitioned certain active employees previously participating in a defined benefit plan in the United Kingdom to a defined contribution plan, thereby eliminating future service cost accruals for all employees under this defined benefit plan.
The Company contributed approximately $0.5 million and $0.8 million to its defined benefit pension plans during the three and six months ended June 30, 2022, respectively. The Company expects to contribute approximately $1.7 million to its defined benefit pension plans for the full year 2022.
19. Other Comprehensive Income (Loss)
Changes in AOCI by component for the six months ended June 30, 2022 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2021	$(4,830)	$5,910	$(850)	$230
Net unrealized gains (losses) arising during the period (a)	—	11,670	(17,770)	(6,100)
Less: Net realized losses reclassified to net income (b)	(330)	—	—	(330)
Net current-period other comprehensive income (loss)	330	11,670	(17,770)	(5,770)
Balance, June 30, 2022	$(4,500)	$17,580	$(18,620)	$(5,540)
__________________________
(a)     Derivative instruments, net of income tax of approximately $3.8 million. See Note 11, "Derivative Instruments," for further details.
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
20. Income Taxes
The effective income tax rate for the three months ended June 30, 2022 and 2021 was 25.5% and (0.3)%, respectively. The rate for the three months ended June 30, 2022 is higher than in the prior year period, primarily as a result of the recognition of approximately $3.0 million of deferred tax benefits in Italy during the three months ended June 30, 2021, the majority of which related to a reduction in deferred tax liabilities in connection with certain tax incentives.
The effective income tax rate for the six months ended June 30, 2022 and 2021 was 24.2% and 11.8%, respectively. The rate for the six months ended June 30, 2022 is higher than in the prior year period, primarily as a result of the recognition of approximately $3.0 million of deferred tax benefits in Italy during the six months ended June 30, 2021, the majority of which related to a reduction in deferred tax liabilities in connection with certain tax incentives.
21. Subsequent Events
On July 21, 2022, the Company announced that its Board of Directors had declared a cash dividend of $0.04 per share of TriMas Corporation common stock, which will be payable on August 11, 2022 to shareholders of record as of the close of business on August 4, 2022.
On July 26, 2022, the Company initiated steps to terminate all of its existing $250 million notional amount cross-currency swaps, as well as to enter into new cross-currency swaps with notional amounts totaling $150 million which are subject to various contract periods through 2024. The Company expects to receive cash proceeds from the termination of the swaps of approximately $27 million.

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
Over the past two years, the coronavirus ("COVID-19") pandemic has significantly affected each of our businesses and how we operate, albeit in different ways and magnitudes. Sales in our Packaging segment for dispensing and closure products used in applications to fight the spread of germs experienced significant increases in demand, while sales of our industrial and aerospace-related products were significantly depressed from historical levels. Our aerospace-related product sales continue to be depressed while industrial product sales have recovered to pre-pandemic levels. The pandemic has also led to increased uncertainty and inflation in the global business environment, and we have experienced increases in input costs (raw materials, wage rates, energy and freight), supply chain disruptions and delays, as well as labor availability challenges, all pressuring our ability to operate efficiently and at the margin levels previously experienced.
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
We continue to actively monitor the spread of certain variants of the virus, and plan for potential future impacts. While conditions related to the pandemic generally have improved compared to 2021, we anticipate conditions will continue to vary by industry as well as geography. Late in first quarter 2022, and continuing in second quarter, an increase of COVID-19 related cases in certain parts of China resulted in widespread shut-downs and restrictions (in light of China's zero-covid policy), including the re-institution of stay-at-home and quarantine mandates. While these restrictions have not yet had a significant impact on our overall financial results, and started to ease in June 2022, further restrictions could have a more significant impact in the second half of 2022 and beyond.
Overall, our second quarter 2022 net sales increased approximately $18.7 million, or 8.5%, compared to second quarter 2021, primarily as a result of increased industrial demand in our Specialty Products segment, the impact of our recent acquisitions in our Packaging and Aerospace segments and increased sales of products used in food and beverage markets and industrial markets within our Packaging segment. These factors more than offset unfavorable currency exchange and the expected decline in sales of our Packaging segment's dispensing and closure products that are used in applications to fight the spread of germs, which reached record-high levels in 2020 and first half of 2021 when there was a significant spike in demand following the onset of the COVID-19 pandemic, but now have abated to what we believe is a new, and higher, normalized level.

The most significant drivers affecting our results of operations in second quarter 2022 compared with second quarter 2021, other than as directly impacted by demand level changes as a result of the COVID-19 pandemic, were the impact of our recent acquisitions, our continued realignment actions in response to reduced certain end-market demand following the outbreak of COVID-19, the impact of higher energy costs, the refinancing of our long-term debt agreements in 2021, and an increase in our effective tax rate primarily as a result of the recognition of deferred tax benefits in Italy in second quarter 2021.
In February 2022, we acquired Intertech Plastics LLC and related companies (collectively, "Intertech"), a manufacturer of custom injection molded products used in medical applications, as well as products and assemblies for consumer and industrial applications, for an aggregate amount of approximately $64.1 million, net of cash acquired. Intertech, which is reported in the Company's Packaging segment, has two manufacturing facilities located in the Denver, Colorado area. Intertech contributed approximately $8.8 million of net sales during second quarter 2022.
In December 2021, we completed the acquisition of Omega Plastics ("Omega"), which specializes in manufacturing custom components and devices for drug delivery, diagnostic and orthopedic medical applications, as well as components for industrial applications, for an aggregate amount of approximately $22.5 million, net of cash acquired. Omega, which is reported in the Company's Packaging segment, is located in Clinton Township, Michigan. Omega contributed approximately $5.6 million of net sales during second quarter 2022.
In December 2021, we acquired TFI Aerospace ("TFI"), a manufacturer and supplier of specialty fasteners used in a variety of applications, predominately for the aerospace end market, for an aggregate amount of approximately $11.8 million, with additional contingent consideration ranging from zero to approximately $12.0 million to be paid based on 2023 and 2024 earnings per the purchase agreement. TFI, which is reported in the Company's Aerospace segment, is located near Toronto, Canada. TFI contributed approximately $1.4 million of net sales during second quarter 2022.
Beginning in second quarter 2020, we have been executing certain realignment actions in response to current and expected future end market demand following the onset of the COVID-19 pandemic, as well as for the move to our new facility in New Albany, Ohio. We recorded pre-tax facility move/consolidation and employee-related costs of approximately $1.4 million and $0.1 million, respectively, in the three months ended June 30, 2022. In the three months ended June 30, 2021, we recorded pre-tax facility consolidation and employee separation costs of approximately $0.7 million and $3.5 million, respectively.
We also experienced a significant increase in the cost of energy in second quarter 2022 compared with second quarter 2021, primarily in our Europe-based operations. Energy costs began to rise during late 2021, and have further increased into 2022, which we believe is primarily due to geopolitical tensions associated with the Russia-Ukraine conflict, as well as realized and expected energy supply constraints. We expect there could be additional cost and supply chain pressures going forward in 2022 as a result of the uncertainty surrounding the conflict in Eastern Europe.
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
Our effective tax rate in second quarter 2022 was 25.5%, compared to (0.3)% in second quarter of 2021. The rate for the second quarter 2022 is higher primarily as a result of the recognition of approximately $3.0 million of deferred tax benefits in Italy in second quarter 2021, the majority of which related to a reduction in deferred tax liabilities in connection with certain tax incentives.
Additional Key Risks that May Affect Our Reported Results
We have executed significant realignment actions since the onset of the COVID-19 pandemic, primarily in our Aerospace and Specialty Products segments, and also in certain Packaging product areas where demand has fallen. We will continue to assess further actions if required. However, as a result of the COVID-19 pandemic's impact on global economic activity, and the continued potential impact to our future results of operations, as well if there is an impact to TriMas' market capitalization, we may record additional cash and non-cash charges related to incremental realignment actions, as well as for uncollectible customer account balances, excess inventory and idle production equipment.

Despite the potential for declines in future demand levels and results of operations, at present, we believe our capital structure is in a strong position. We have sufficient cash and available liquidity under our revolving credit facility to meet our debt service obligations, capital expenditure requirements and other short-term and long-term obligations for the foreseeable future.
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
Beyond the unique risks presented by the COVID-19 pandemic, other critical factors affecting our ability to succeed include: our ability to create organic growth through product development, cross-selling and extending product-line offerings, and our ability to quickly and cost-effectively introduce and successfully launch new products; our ability to acquire and integrate companies or products that supplement existing product lines, add new distribution channels or customers, expand our geographic coverage or enable better absorption of overhead costs; our ability to manage our cost structure more efficiently via supply chain management, internal sourcing and/or purchasing of materials, selective outsourcing and/or purchasing of support functions, working capital management, and greater leverage of our administrative functions; and our ability to absorb, or recover via commercial actions, inflationary or other cost increases.
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
We are sensitive to price movements and availability of our raw materials supply. Our largest raw material purchases are for resins (such as polypropylene and polyethylene), steel, aluminum and other oil and metal-based purchased components. In addition to the factors affecting our 2021 and 2022 results, there has been some volatility over the past two years as a direct and indirect result of foreign trade policy, where tariffs on certain of our commodity-based products sourced from Asia have been instituted, and certain North American suppliers have opportunistically increased their prices. We will continue to take actions to mitigate such increases, including implementing commercial pricing adjustments, resourcing to alternate suppliers and insourcing of previously sourced products to better leverage our global manufacturing footprint. Although we believe we are generally able to mitigate the impact of higher commodity costs over time, we may experience additional material costs and disruptions in supply in the future and may not be able to pass along higher costs to our customers in the form of price increases or otherwise mitigate the impacts to our operating results.
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
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In 2020, our Board of Directors increased the authorization of share repurchases to a cumulative amount of $250 million. During second quarter 2022, we purchased 645,984 shares of our outstanding common stock for approximately $18.8 million. As of June 30, 2022, we had approximately $114.7 million remaining under the repurchase authorization.

In addition, in second quarter 2022, we declared dividends of $0.04 per share of common stock and we paid dividends of $1.7 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, as well as dividends, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	Three months ended June 30,
	2022	As a Percentage of Net Sales	2021	As a Percentage of Net Sales
Net Sales
Packaging	$148,350	62.4%	$139,630	63.8%
Aerospace	47,390	19.9%	44,560	20.3%
Specialty Products	41,940	17.7%	34,800	15.9%
Total	$237,680	100.0%	$218,990	100.0%
Gross Profit
Packaging	$41,780	28.2%	$40,490	29.0%
Aerospace	9,620	20.3%	9,310	20.9%
Specialty Products	9,280	22.1%	8,230	23.6%
Total	$60,680	25.5%	$58,030	26.5%
Selling, General and Administrative Expenses
Packaging	$13,980	9.4%	$12,640	9.1%
Aerospace	6,870	14.5%	7,190	16.1%
Specialty Products	2,510	6.0%	2,220	6.4%
Corporate	7,450	N/A	10,410	N/A
Total	$30,810	13.0%	$32,460	14.8%
Operating Profit (Loss)
Packaging	$27,800	18.7%	$27,850	19.9%
Aerospace	2,750	5.8%	2,120	4.8%
Specialty Products	6,770	16.1%	6,010	17.3%
Corporate	(7,450)	N/A	(10,410)	N/A
Total	$29,870	12.6%	$25,570	11.7%
Depreciation
Packaging	$5,660	3.8%	$5,230	3.7%
Aerospace	2,010	4.2%	1,810	4.1%
Specialty Products	980	2.3%	910	2.6%
Corporate	30	N/A	30	N/A
Total	$8,680	3.7%	$7,980	3.6%
Amortization
Packaging	$1,620	1.1%	$2,400	1.7%
Aerospace	3,010	6.4%	2,880	6.5%
Specialty Products	120	0.3%	110	0.3%
Corporate	—	N/A	—	N/A
Total	$4,750	2.0%	$5,390	2.5%

The following table summarizes financial information for our reportable segments for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six months ended June 30,
	2022	As a Percentage of Net Sales	2021	As a Percentage of Net Sales
Net Sales
Packaging	286,840	62.1%	271,720	63.8%
Aerospace	91,910	19.9%	89,170	21.0%
Specialty Products	83,240	18.0%	64,830	15.2%
Total	$461,990	100.0%	$425,720	100.0%
Gross Profit
Packaging	78,140	27.2%	74,360	27.4%
Aerospace	17,650	19.2%	20,280	22.7%
Specialty Products	18,600	22.3%	14,720	22.7%
Total	$114,390	24.8%	$109,360	25.7%
Selling, General and Administrative Expenses
Packaging	29,010	10.1%	25,210	9.3%
Aerospace	13,060	14.2%	13,660	15.3%
Specialty Products	4,590	5.5%	4,190	6.5%
Corporate	15,930	N/A	19,620	N/A
Total	$62,590	13.5%	$62,680	14.7%
Operating Profit (Loss)
Packaging	49,130	17.1%	49,150	18.1%
Aerospace	4,590	5.0%	6,620	7.4%
Specialty Products	14,010	16.8%	10,530	16.2%
Corporate	(15,930)	N/A	(19,620)	N/A
Total	$51,800	11.2%	$46,680	11.0%
Depreciation
Packaging	11,200	3.9%	10,400	3.8%
Aerospace	3,910	4.3%	3,590	4.0%
Specialty Products	1,970	2.4%	1,780	2.7%
Corporate	70	N/A	60	N/A
Total	$17,150	3.7%	$15,830	3.7%
Amortization
Packaging	3,790	1.3%	4,800	1.8%
Aerospace	6,020	6.5%	5,760	6.5%
Specialty Products	230	0.3%	220	0.3%
Corporate	—	N/A	—	N/A
Total	$10,040	2.2%	$10,780	2.5%

Results of Operations
The principal factors impacting us during the three months ended June 30, 2022, compared with the three months ended June 30, 2021, were:
•the impact on global business activity of the COVID-19 pandemic, as well as the volatility in input costs, supply chain and labor availability;
•the impact of our recent acquisitions, primarily Omega and TFI in December 2021, and Intertech in February 2022;
•realignment expenses in response to changes in end market demand;
•the impact of higher energy costs;
•the impact of our 2021 debt refinancing activities; and
•an increase in our effective tax rate in second quarter 2022 compared with second quarter 2021.

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Overall, net sales increased approximately $18.7 million, or 8.5%, to $237.7 million for the three months ended June 30, 2022, as compared with $219.0 million in the three months ended June 30, 2021, primarily as a result of our Intertech, Omega and TFI acquisitions, which collectively added approximately $15.8 million of sales. Organic sales, excluding the impact of currency exchange and acquisitions, increased approximately $7.7 million, as increases in our Specialty Products segment as well as for food and beverage and industrial products in our Packaging segment were partially offset by declines in dispensing products that help fight the spread of germs in our Packaging segment, as demand for these products abated from peak levels in 2020 and the first half of 2021. In addition, net sales decreased by approximately $4.8 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of a strengthening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 25.5% and 26.5% for the three months ended June 30, 2022 and 2021, respectively. Gross profit margin decreased due to a less favorable sales mix, primarily as a result of lower sales of Aerospace segment customers' stocking orders for highly-engineered fasteners during the three months ended June 30, 2022. In addition, improved recovery of resin costs in our Packaging segment was offset by higher energy costs, primarily in our Packaging segment's European facilities, higher steel costs in our Specialty Products segment, and unfavorable currency exchange.
Operating profit margin (operating profit as a percentage of sales) approximated 12.6% and 11.7% for the three months ended June 30, 2022 and 2021, respectively. Operating profit increased approximately $4.3 million to approximately $29.9 million in the three months ended June 30, 2022, from approximately $25.6 million for the three months ended June 30, 2021, primarily due to higher sales levels, improved recovery of resin costs and approximately $2.7 million of lower realignment costs. These increases were partially offset by a less favorable product sales mix and higher energy and steel costs, as well as unfavorable currency exchange.
Interest expense decreased approximately $0.6 million, to approximately $3.5 million for the three months ended June 30, 2022, compared to approximately $4.1 million for the three months ended June 30, 2021, due to a lower effective interest rate and a decrease in our weighted average borrowings.
In the three months ended June 30, 2021, we incurred approximately $10.3 million of debt financing and related expenses associated with the redemption of our 2025 Senior Notes.
Other income decreased approximately $0.4 million to approximately $0.3 million for the three months ended June 30, 2022, as compared to approximately $0.7 million for the three months ended June 30, 2021, primarily due to lower foreign currency transactions gains.
The effective income tax rate for the three months ended June 30, 2022 and 2021 was 25.5% and (0.3)%, respectively. We recorded income tax expense of approximately $6.8 million for the three months ended June 30, 2022 as compared to nominal income tax benefit for the three months ended June 30, 2021. The rate for the three months ended June 30, 2022 is higher than in the prior year period, primarily as a result of recognizing approximately $3.0 million of deferred tax benefits in Italy during the three months ended June 30, 2021, the majority of which related to a reduction in deferred tax liabilities in connection with certain tax incentives.
Net income increased approximately $8.0 million, to $19.9 million for the three months ended June 30, 2022, as compared to $11.8 million for the three months ended June 30, 2021. The increase was primarily the result of a decrease in debt financing and related expenses of $10.3 million, an increase in operating profit of approximately $4.3 million, and a decrease in interest expense of $0.6 million, partially offset by an increase in income tax expense of approximately $6.8 million and a decrease in other income of approximately $0.4 million.
See below for a discussion of operating results by segment.

Packaging. Net sales increased approximately $8.7 million, or 6.2%, to $148.4 million in the three months ended June 30, 2022, as compared to $139.6 million in the three months ended June 30, 2021. Our recent Intertech and Omega acquisitions collectively contributed approximately $14.4 million of sales during the three months ended June 30, 2022. Sales of products used in food and beverage markets increased by approximately $9.2 million, primarily due to strong demand for closures, dispensers and flexible packaging as the hospitality sector continues to rebound from prior COVID-19 pandemic-related shutdowns. Sales of products used in industrial markets increased by approximately $2.6 million, primarily as a result of higher demand for closure products, primarily in North America. Sales of dispensing products used in beauty and personal care, as well as home care, applications that help fight the spread of germs decreased by approximately $9.5 million, as COVID-19-related demand levels have further abated in second quarter 2022 from peak levels in 2020 and 2021. Net sales decreased by approximately $4.8 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of the strengthening U.S. dollar relative to foreign currencies, as compared to second quarter 2021.
Gross profit increased approximately $1.3 million to $41.8 million, or 28.2% of sales, in the three months ended June 30, 2022, as compared to $40.5 million, or 29.0% of sales, in the three months ended June 30, 2021. During second quarter 2021, we were impacted by approximately $4 million of higher resin costs than we were able to recover via commercial actions, while in second quarter 2022, we were generally able to recover current resin costs. Gross profit declined in second quarter 2022 due to approximately $1.3 million of unfavorable currency exchange, as our reported results in U.S. dollars were impacted as a result of the strengthening U.S. dollar relative to foreign currencies, approximately $1.2 million of higher energy costs, primarily in our European manufacturing facilities, and approximately $0.9 million of higher realignment and purchase accounting expenses. In addition, gross profit margin declined as a result of a less favorable sales mix.
Selling, general and administrative expenses increased approximately $1.3 million to $14.0 million, or 9.4% of sales, in the three months ended June 30, 2022, as compared to $12.6 million, or 9.1% of sales, in the three months ended June 30, 2021, primarily due to higher ongoing selling, general and administrative costs associated with our acquisitions, partially offset by lower intangible asset amortization expense due to certain assets becoming fully amortized.
Operating profit decreased approximately $0.1 million to $27.8 million, or 18.7% of sales, in the three months ended June 30, 2022, as compared to $27.9 million, or 19.9% of sales, in the three months ended June 30, 2021, as the impact of higher sales levels and improved recovery of material costs was offset by higher energy costs, higher selling, general and administrative expenses, higher realignment costs and the impact of unfavorable currency exchange.
Aerospace.    Net sales for the three months ended June 30, 2022 increased approximately $2.8 million, or 6.4%, to $47.4 million, as compared to $44.6 million in the three months ended June 30, 2021. Acquisition-related sales growth from our December 2021 acquisition of TFI was approximately $1.4 million. Sales of our fasteners products increased by approximately $1.2 million, as increases in demand for fasteners used in new aircraft builds plus market share gains more than offset the expected loss of sales of customers' stocking orders for highly-engineered fasteners that were predominantly fulfilled throughout 2021. Sales of our engineered components products increased by approximately $0.2 million.
Gross profit increased approximately $0.3 million to $9.6 million, or 20.3% of sales, in the three months ended June 30, 2022, from $9.3 million, or 20.9% of sales, in the three months ended June 30, 2021. Although gross profit increased due to higher sales levels, gross profit margin decreased due to a less favorable product sales mix in second quarter 2022 with lower sales of the customers' stocking orders for highly-engineered fasteners.
Selling, general and administrative expenses decreased approximately $0.3 million to $6.9 million, or 14.5% of sales, in the three months ended June 30, 2022, as compared to $7.2 million, or 16.1% of sales, in the three months ended June 30, 2021, primarily due to lower employee-related costs and third party expenses.
Operating profit increased approximately $0.6 million to approximately $2.8 million, or 5.8% of sales, in the three months ended June 30, 2022, as compared to approximately $2.1 million, or 4.8% of sales, in the three months ended June 30, 2021, primarily due to higher sales levels and lower selling, general and administrative expenses, which were partially offset by a less favorable product sales mix.
Specialty Products.   Net sales for the three months ended June 30, 2022 increased approximately $7.1 million, or 20.5%, to $41.9 million, as compared to $34.8 million in the three months ended June 30, 2021. Sales of our cylinder products increased approximately $5.3 million due to higher demand for steel cylinders in North America, as industrial activity continues to increase from depressed levels as a result of the COVID-19 pandemic. Sales of engines, compressors and related parts used in stationary power generation and assistance applications for natural gas and crude oil extraction increased by approximately $1.8 million, primarily as a result of higher oil-field activity in North America.

Gross profit increased approximately $1.1 million to $9.3 million, or 22.1% of sales, in the three months ended June 30, 2022, as compared to $8.2 million, or 23.6% of sales, in the three months ended June 30, 2021. Gross profit increased in the second quarter of 2022 due to higher sales levels, while margins decreased due to higher steel costs as well as a less favorable product sales mix.
Selling, general and administrative expenses increased approximately $0.3 million to $2.5 million, or 6.0% of sales, in the three months ended June 30, 2022, as compared to $2.2 million, or 6.4% of sales, in the three months ended June 30, 2021, primarily due to higher employment and spending levels in support of the increase in sales levels.
Operating profit increased approximately $0.8 million to $6.8 million, or 16.1% of sales, in the three months ended June 30, 2022, as compared to $6.0 million, or 17.3% of sales, in the three months ended June 30, 2021, primarily due to increased sales levels which were partially offset by higher steel costs as well as a less favorable product sales mix.
Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended June 30,
	2022	2021
Corporate operating expenses	$4.9	$6.5
Non-cash stock compensation	2.5	3.3
Legacy expenses	0.1	0.6
Corporate expenses	$7.5	$10.4
Corporate expenses decreased approximately $3.0 million to approximately $7.5 million for the three months ended June 30, 2022, from approximately $10.4 million for the three months ended June 30, 2021, primarily as a result of realignment charges recorded in the second quarter of 2021 relating to streamlining and reorganizing the corporate office finance group.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Overall, net sales increased approximately $36.3 million, or 8.5%, to $462.0 million for the six months ended June 30, 2022, as compared with $425.7 million in the six months ended June 30, 2021, primarily as a result of our Intertech, Omega and TFI acquisitions, which collectively added approximately $24.8 million of sales. Organic sales, excluding the impact of currency exchange and acquisitions, increased approximately $18.7 million, as increases in our Specialty Products segment as well as for food and beverage and industrial products in our Packaging segment were partially offset by declines in dispensing products that help fight the spread of germs in our Packaging segment, as demand for these products abated from peak levels in 2020 and the first half of 2021. In addition, net sales decreased by approximately $7.2 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of a strengthening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 24.8% and 25.7% for the six months ended June 30, 2022 and 2021, respectively. Gross profit margin decreased primarily due to a less favorable sales mix as a result of lower sales of Aerospace segment customers' stocking orders for highly-engineered fasteners during the three months ended June 31, 2022. In addition, improved recovery of resin costs in our Packaging segment was offset by higher energy costs, primarily in our European Packaging segment facilities, higher steel costs in our Specialty Products segment, and unfavorable currency exchange.
Operating profit margin (operating profit as a percentage of sales) approximated 11.2% and 11.0% for the six months ended June 30, 2022 and 2021, respectively. Operating profit increased approximately $5.1 million, to $51.8 million, for the six months ended June 30, 2022, compared to $46.7 million for the six months ended June 30, 2021, primarily due to higher sales levels, improved recovery of resin costs and as a result of approximately $4.4 million of lower realignment costs. These increases were partially offset by a less favorable product sales mix and higher energy costs.
Interest expense decreased approximately $0.8 million, to $6.9 million, for the six months ended June 30, 2022, as compared to $7.7 million for the six months ended June 30, 2021, due to a lower effective interest rate and a decrease in our weighted average borrowings.

In the six months ended June 30, 2021, we incurred approximately $10.5 million of debt financing and related expenses, of which approximately $10.3 million related to expenses associated with the redemption of our 2025 Senior Notes and approximately $0.2 million related to the write-off of previously capitalized deferred financing fees associated with our Credit Agreement.
Other expense decreased approximately $0.3 million, to a nominal amount for the six months ended June 30, 2022, from $0.3 million for the six months ended June 30, 2021, primarily due to a decrease in losses on transactions denominated in foreign currencies.
The effective income tax rate for the six months ended June 30, 2022 and 2021 was 24.2% and 11.8%, respectively. We recorded tax expense of approximately $10.9 million for the six months ended June 30, 2022 as compared to approximately $3.3 million for the six months ended June 30, 2021. The rate for the six months ended June 30, 2022 is is higher than in the prior year as the effective tax rate for the six months ended June 30, 2021 was impacted by the recognition of approximately $3.0 million of deferred tax benefits in Italy, the majority of which related to a reduction in deferred tax liabilities in connection with certain tax incentives.
Net income increased by approximately $9.1 million, to $34.0 million for the six months ended June 30, 2022, compared to $24.9 million for the six months ended June 30, 2021. The increase was primarily the result of a decrease in debt financing and related expenses of $10.5 million, an increase in operating profit of approximately $5.1 million and a decrease in interest expense of $0.8 million, a decrease in other expense of approximately $0.3 million, partially offset by an increase in income tax expense of approximately $7.5 million.
See below for a discussion of operating results by segment.
Packaging.   Net sales increased approximately $15.1 million, or 5.6%, to $286.8 million in the six months ended June 30, 2022, as compared to $271.7 million in the six months ended June 30, 2021. Our recent Intertech and Omega acquisitions collectively contributed approximately $22.0 million of sales during the six months ended June 30, 2022. Sales of products used in food and beverage markets increased by approximately $20.2 million, primarily due to strong demand for closures, dispensers and flexible packaging as the hospitality sector continues to rebound from prior COVID-19 pandemic-related shutdowns. Sales of products used in industrial markets increased by approximately $6.9 million, primarily as a result of higher demand for closure products, primarily in North America. Sales of dispensing products used in beauty and personal care, as well as home care, applications that help fight the spread of germs decreased largely as anticipated by approximately $24.0 million, as COVID-19-related demand levels have abated for these products from the peak levels in mid-2020 through the first half of 2021. Net sales decreased by approximately $7.1 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of the strengthening U.S. dollar relative to foreign currencies, as compared to first half 2021.
Packaging's gross profit increased approximately $3.8 million to $78.1 million, or 27.2% of sales, in the six months ended June 30, 2022, as compared to $74.4 million, or 27.4% of sales, in the six months ended June 30, 2021. During the first half of 2021, we were impacted by approximately $6 million of higher resin costs than we were able to recover via commercial actions, while we have generally been able to recover such costs during the first half of 2022, as market prices have generally stabilized. The increase in gross profit from higher sales levels and improved material cost recovery was partially offset by approximately $3 million higher energy costs, primarily in our European manufacturing facilities, as well as a result of approximately $1.9 million of currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of the strengthening U.S. dollar relative to foreign currencies. In addition, gross profit margin declined as a result of a less favorable sales mix.
Packaging's selling, general and administrative expenses increased approximately $3.8 million to $29.0 million, or 10.1% of sales, in the six months ended June 30, 2022, as compared to $25.2 million, or 9.3% of sales, in the six months ended June 30, 2021, primarily due to higher ongoing selling, general and administrative costs associated with our acquisitions as well as higher employee-related expenses as a result of our first quarter 2022 realignment actions, partially offset by lower intangible asset amortization expense due to certain assets becoming fully amortized.
Packaging's operating profit remained relatively flat at $49.1 million, or 17.1% of sales, in the six months ended June 30, 2022, as compared to $49.2 million, or 18.1% of sales, in the six months ended June 30, 2021, as the impact of higher sales levels and improved recovery of material costs was offset by higher energy costs, higher selling, general and administrative expenses and the impact of unfavorable currency exchange.

Aerospace.    Net sales for the six months ended June 30, 2022 increased approximately $2.7 million, or 3.1%, to $91.9 million, as compared to $89.2 million in the six months ended June 30, 2021. Acquisition-related sales growth from our December 2021 acquisition of TFI was approximately $2.8 million. Sales of our fasteners products increased by approximately $0.7 million, as increases in demand for fasteners used in new aircraft builds plus market share gains more than offset the expected loss of sales of customers' stocking orders for highly-engineered fasteners that were predominantly fulfilled throughout 2021. Sales of our engineered components products decreased by approximately $0.8 million, primarily due to lower end market demand.
Gross profit within Aerospace decreased approximately $2.6 million to $17.7 million, or 19.2% of sales, in the six months ended June 30, 2022, from $20.3 million, or 22.7% of sales, in the six months ended June 30, 2021, primarily due to a less favorable product sales mix in the first half of 2022, with lower sales of the customers' stocking orders for highly-engineered fasteners.
Selling, general and administrative expenses decreased approximately $0.6 million to $13.1 million, or 14.2% of sales, in the six months ended June 30, 2022, as compared to $13.7 million, or 15.3% of sales, in the six months ended June 30, 2021, primarily due to lower employee-related costs and third party expenses.
Operating profit within Aerospace decreased approximately $2.0 million to $4.6 million, or 5.0% of sales, in the six months ended June 30, 2022, as compared to $6.6 million, or 7.4% of sales, in the six months ended June 30, 2021, as the impact of higher sales levels and lower selling, general and administrative expenses were more than offset by a less favorable product sales mix.
Specialty Products.    Net sales for the six months ended June 30, 2022 increased approximately $18.4 million, or 28.4%, to $83.2 million, as compared to $64.8 million in the six months ended June 30, 2021. Sales of our cylinder products increased approximately $12.9 million, due to higher demand for steel cylinders in North America as industrial activity continues to increase from depressed levels as a result of the COVID-19 pandemic. Sales of engines, compressors and related parts used in stationary power generation and assistance applications for natural gas and crude oil extraction increased by approximately $5.5 million, primarily as a result of higher oil-field activity in North America.
Gross profit within Specialty Products increased approximately $3.9 million to $18.6 million, or 22.3% of sales, in the six months ended June 30, 2022, as compared to $14.7 million, or 22.7% of sales, in the six months ended June 30, 2021. Gross profit increased due to higher sales levels, while margins decreased slightly due to higher steel costs.
Selling, general and administrative expenses within Specialty Products increased approximately $0.4 million to $4.6 million, or 5.5% of sales, in the six months ended June 30, 2022, as compared to $4.2 million, or 6.5% of sales, in the six months ended June 30, 2021, primarily due to higher employment and spending levels in support of the increase in sales levels.
Operating profit within Specialty Products increased approximately $3.5 million to $14.0 million, or 16.8% of sales, in the six months ended June 30, 2022, as compared to $10.5 million, or 16.2% of sales, in the six months ended June 30, 2021, primarily due to increased sales levels.
Corporate.    Corporate expenses, net consist of the following (dollars in millions):

	Six months ended June 30,
	2022	2021
Corporate operating expenses	$10.4	$13.0
Non-cash stock compensation	5.3	5.7
Legacy expenses	0.2	0.9
Corporate expenses	$15.9	$19.6
Corporate expenses decreased approximately $3.7 million to $15.9 million for the six months ended June 30, 2022, from $19.6 million for the six months ended June 30, 2021, primarily as a result of the realignment charges related to the corporate office legal and finance groups in the six months ended June 30, 2021.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were approximately $27.7 million for the six months ended June 30, 2022, as compared to approximately $42.7 million for the six months ended June 30, 2021. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:
•For the six months ended June 30, 2022, the Company generated approximately $73.1 million in cash flows, based on the reported net income of approximately $34.0 million and after considering the effects of non-cash items related to depreciation, amortization, loss on dispositions of assets, changes in deferred income taxes, stock-based compensation and other operating activities. For the six months ended June 30, 2021, the Company generated approximately $72.3 million in cash flows based on the reported net income of approximately $24.9 million and after considering the effects of similar non-cash items and debt financing and related expenses.
•Increases in accounts receivable resulted in a use of cash of approximately $29.4 million and $22.6 million for the six months ended June 30, 2022 and 2021, respectively. The increased use of cash for each of the six month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables increased approximately four days through the six months ended June 30, 2022 , and remained relatively consistent through the six months ended June 30, 2021.
•We increased our investment in inventory by approximately $7.9 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively. The increase in the first half of 2022 is primarily a result of proactively investing in certain raw materials and purchased components to protect against supply chain disruptions.
•Decreases in prepaid expenses and other assets resulted in a source of cash of approximately $0.8 million for the six months ended June 30, 2022. Increases in prepaid expenses and other assets resulted in a use of cash of approximately $7.4 million for the six months ended June 30, 2021. These changes were primarily a result of the timing of payments made for income taxes and certain operating expenses.
•A decrease in accounts payable and accrued liabilities resulted in a use of cash of approximately $8.9 million for the six months ended June 30, 2022, while an increase in accounts payable and accrued liabilities resulted in a source of cash of approximately $1.4 million for the six months ended June 30, 2021. Days accounts payable on hand decreased by one day through the six months ended June 30, 2022 compared with a decrease of approximately two days in the six months ended June 30, 2021. Our days accounts payable on hand fluctuate primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms.
Net cash used for investing activities for the six months ended June 30, 2022 and 2021 was approximately $85.7 million and $18.2 million, respectively. During the first six months of 2022, we invested approximately $21.7 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects, and paid approximately $64.1 million, net of cash acquired, to acquire Intertech. During the first six months of 2021, we invested approximately $18.3 million in capital expenditures.
Net cash used for financing activities for the six months ended June 30, 2022 was approximately $33.6 million, while net cash provided by financing activities was approximately $19.0 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, we purchased approximately $27.9 million of outstanding common stock, used a net cash amount of approximately $2.3 million related to our stock compensation arrangements and paid dividends of approximately $3.5 million. During the six months ended June 30, 2021, we issued $400.0 million principal amount of the 2029 Senior Notes, made net repayments of approximately $48.6 million on our revolving credit facilities, and redeemed $300.0 million principal amount of the 2025 Senior Notes. In connection with refinancing our long-term debt, we paid approximately $13.6 million of debt financing fees and redemption premium. We also purchased approximately $14.2 million of outstanding common stock and used a net cash amount of approximately $4.6 million related to our stock compensation arrangements.

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
For the six months ended June 30, 2022, our consolidated subsidiaries that do not guarantee the 2029 Senior Notes represented approximately 25% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented approximately 36% and 13% of the total guarantor and non-guarantor assets and liabilities, respectively, as of June 30, 2022, treating the guarantor and non-guarantor subsidiaries each as a consolidated group.
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

Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of June 30, 2022. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 1.99 to 1.00 at June 30, 2022. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of June 30, 2022. Our actual interest expense coverage ratio was 14.39 to 1.00 at June 30, 2022. At June 30, 2022, we were in compliance with our financial covenants.
The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended June 30, 2022 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended June 30, 2022
Net income	$66,440
Bank stipulated adjustments:
Interest expense	13,750
Income tax expense	19,570
Depreciation and amortization	54,030
Non-cash compensation expense(1)	9,140
Other non-cash expenses or losses	740
Non-recurring expenses or costs(2)	11,420
Extraordinary, non-recurring or unusual gains or losses	1,490
Effects of purchase accounting adjustments	1,160
Business and asset dispositions	210
Net losses on early extinguishment of debt	—
Permitted acquisitions	4,980
Currency gains and losses	20
Consolidated Bank EBITDA, as defined	$182,950

	June 30, 2022
Total Indebtedness, as defined(3)	$364,670
Consolidated Bank EBITDA, as defined	182,950
Total net leverage ratio	1.99	x
Covenant requirement	4.00	x

Twelve Months Ended June 30, 2022
Interest expense	$13,750
Bank stipulated adjustments:
Interest income	(150)
Non-cash amounts attributable to amortization of financing costs	(890)
Total Consolidated Cash Interest Expense, as defined	$12,710

	June 30, 2022
Consolidated Bank EBITDA, as defined	$182,950
Total Consolidated Cash Interest Expense, as defined	12,710
Actual interest expense coverage ratio	14.39	x
Covenant requirement	3.00	x
_____________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to diligence and transaction costs, purchase accounting costs, severance, relocation, restructuring and curtailment expenses.
(3)        Includes approximately $3.7 million of acquisition related contingent consideration as of June 30, 2022.
Our revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. We placed restricted cash on deposit with a financial institution to be held as cash collateral for our outstanding letters of credit; therefore, as of December 31, 2021, we had no letters of credit issued against our revolving credit facility. At June 30, 2022, we had no amounts outstanding under our revolving credit facility and had $295.1 million potentially available after giving effect to approximately $4.9 million of letters of credit issued and outstanding. At December 31, 2021, we had no amounts outstanding under our revolving credit facility and had $300.0 million potentially available. Our letters of credit, or corresponding restricted cash deposits, are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Our borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of June 30, 2022 and December 31, 2021.
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
Our weighted average borrowings during the first six months of 2022 approximated $400.1 million, compared to approximately $403.7 million during the first six months of 2021, primarily due to a higher aggregate principal balance on our senior notes due to the issuance of the 2029 Senior Notes and the redemption of the 2025 Senior Notes during the first half of 2021.
In May 2021, we, through one of our non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings on this loan facility as of June 30, 2022.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.
While more than half of our cash on hand as of June 30, 2022 is located outside the U.S., given available funding under our revolving credit facility of $300.0 million at June 30, 2022 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future, as well as dividends and share repurchases.

We are subject to variable interest rates on our revolving credit facility, which is subject to a benchmark interest rate determined based on the currency denomination of borrowings. At June 30, 2022, we had no amounts outstanding on our revolving credit facility and, therefore, no variable rate-based borrowings outstanding.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases, and annual rent expense for continuing operations related thereto approximated $11.0 million in 2021. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
In March 2020, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $250 million in the aggregate, an increase of $100 million from the prior authorization.  In the three and six months ended June 30, 2022, we purchased 645,984 and 927,987 shares of our outstanding common stock for an aggregate purchase price of approximately $18.8 million and $27.9 million, respectively. Since the initial authorization through June 30, 2022, we have purchased 4,778,802 shares of our outstanding common stock for an aggregate purchase price of approximately $135.3 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock and the payment of dividends, depending on market conditions, including the potential impact of the COVID-19 pandemic, and other factors.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of June 30, 2022, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $130.4 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 11, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
We are also subject to interest risk as it relates to our long-term debt. See Note 10, "Long-term Debt," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
Common Stock
TriMas is listed in the NASDAQ Global Select Market. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On March 29, 2022, Moody's affirmed a Ba3 rating to our 2029 Senior Notes. See Note 10, "Long-term Debt" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also affirmed a Ba2 Corporate Family Rating and maintained its outlook as stable. On May 12, 2022, Standard & Poor's affirmed a BB- rating to our 2029 Senior Notes. Standard & Poor also affirmed a BB corporate credit rating and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
We believe our second quarter 2022 financial results continue to demonstrate our ability to effectively leverage our TriMas Business Model, working across our businesses with a high degree of connectivity to respond to changing market conditions, whether they be related to the COVID-19 pandemic, volatile commodity costs or the supply chain and energy cost impacts from the Russia-Ukraine conflict. We have capitalized on opportunities where market demand was high, while also taking swift actions where market demand was sharply reduced. We have continued to take proactive realignment actions to mitigate external pressures as much as practical, while at the same time growing our businesses through organic new products as well as via bolt-on acquisitions.

Looking forward, we believe there will be a continued period of uncertainty related to demand levels for our products, whether it be if production rates for new aircraft builds, which require our fasteners and engineered products, will continue to increase as we experienced in the second quarter of 2022, or whether general industrial activity will continue to its upward trajectory through the balance of the year. We expect to continue to mitigate, as much as practical, the impact of low volumes in the most challenged end markets, executing realignment actions as necessary so we are positioned to gain operating leverage when these end markets recover. We believe we remain well positioned to capitalize on the recovery of the aerospace market, just as we have with the improvement in the industrial markets, as well as capture available market growth opportunities.
Following our recent acquisitions, we continue to believe our capital structure remains strong and that we have sufficient headroom under our financial covenants, and sufficient cash and available liquidity under our revolving credit facility, to meet our debt service, capital expenditure and other short-term and long-term obligations for at least the next 12 months and for the foreseeable future thereafter, as well as dividends and share repurchases.
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
During the quarter ended June 30, 2022, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2021.

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
Evaluation of disclosure controls and procedures
As of June 30, 2022, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite this change, there have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize any impact it may have on their design and operating effectiveness.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1, 2022 to April 30, 2022	200,000	$31.71	200,000	$127,216,704
May 1, 2022 to May 31, 2022	362,122	$28.11	362,122	$117,037,720
June 1, 2022 to June 30, 2022	83,862	$27.58	83,862	$114,724,888
Total	645,984	$29.16	645,984	$114,724,888
__________________________
(1)     In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate from its previous authorization of $150 million. The increased authorization includes the value of shares already purchased under the previous authorization. Pursuant to this share repurchase program, during the three months ended June 30, 2022, the Company repurchased 645,984 shares of its common stock at a cost of approximately $18.8 million. The share repurchase program is effective and has no expiration date.
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

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101	The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ SCOTT A. MELL

Date:	July 28, 2022	By:	Scott A. Mell Chief Financial Officer