Form 10-Q
period 2022-09-30
TRIMAS CORP
filed 2022-10-27
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	September 30, 2022
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 20, 2022, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 41,964,696 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$80,340	$140,740
Receivables, net of reserves of $1.6 million as of September 30, 2022 and December 31, 2021	142,610	125,630
Inventories	173,740	152,450
Prepaid expenses and other current assets	20,130	12,950
Total current assets	416,820	431,770
Property and equipment, net	271,960	265,630
Operating lease right-of-use assets	49,170	50,650
Goodwill	332,280	315,490
Other intangibles, net	189,500	196,730
Deferred income taxes	13,370	9,740
Other assets	28,790	33,630
Total assets	$1,301,890	$1,303,640
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$93,370	$87,800
Accrued liabilities	56,850	58,980
Operating lease liabilities, current portion	8,320	8,120
Total current liabilities	158,540	154,900
Long-term debt, net	394,500	393,820
Operating lease liabilities	42,740	43,780
Deferred income taxes	21,260	21,260
Other long-term liabilities	50,280	59,030
Total liabilities	667,320	672,790
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 41,983,792 shares at September 30, 2022 and 42,836,574 shares at December 31, 2021	420	430
Paid-in capital	702,670	732,490
Accumulated deficit	(54,970)	(102,300)
Accumulated other comprehensive income (loss)	(13,550)	230
Total shareholders' equity	634,570	630,850
Total liabilities and shareholders' equity	$1,301,890	$1,303,640

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net sales	$218,530	$222,420	$680,520	$648,140
Cost of sales	(170,200)	(163,980)	(517,800)	(480,340)
Gross profit	48,330	58,440	162,720	167,800
Selling, general and administrative expenses	(32,110)	(27,620)	(94,480)	(90,170)
Net gain (loss) on dispositions of assets	4,760	—	4,540	(130)
Operating profit	20,980	30,820	72,780	77,500
Other expense, net:
Interest expense	(3,600)	(3,440)	(10,510)	(11,110)
Debt financing and related expenses	—	—	—	(10,520)
Other income (expense), net	860	(540)	850	(800)
Other expense, net	(2,740)	(3,980)	(9,660)	(22,430)
Income before income tax expense	18,240	26,840	63,120	55,070
Income tax expense	(4,940)	(7,250)	(15,790)	(10,580)
Net income	$13,300	$19,590	$47,330	$44,490
Basic earnings per share:
Net income per share	$0.32	$0.46	$1.12	$1.03
Weighted average common shares—basic	41,995,027	42,889,922	42,363,919	43,061,707
Diluted earnings per share:
Net income per share	$0.32	$0.45	$1.11	$1.03
Weighted average common shares—diluted	42,181,440	43,094,099	42,590,777	43,345,777

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$13,300	$19,590	$47,330	$44,490
Other comprehensive income (loss):
Defined benefit plans (Note 18)	100	160	430	470
Foreign currency translation	(15,180)	(4,550)	(32,950)	(6,570)
Derivative instruments (Note 11)	7,070	3,880	18,740	7,210
Total other comprehensive income (loss)	(8,010)	(510)	(13,780)	1,110
Total comprehensive income	$5,290	$19,080	$33,550	$45,600

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Nine months ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$47,330	$44,490
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
(Gain) loss on dispositions of assets	(4,540)	130
Depreciation	25,340	23,740
Amortization of intangible assets	14,600	16,150
Amortization of debt issue costs	680	740
Deferred income taxes	(6,950)	3,480
Non-cash compensation expense	7,680	7,320
Debt financing and related expenses	—	10,520
Increase in receivables	(14,830)	(23,260)
Increase in inventories	(18,980)	(5,850)
Increase in prepaid expenses and other assets	(1,170)	(3,830)
Increase (decrease) in accounts payable and accrued liabilities	(6,890)	450
Other operating activities	4,370	3,660
Net cash provided by operating activities, net of acquisition impact	46,640	77,740
Cash Flows from Investing Activities:
Capital expenditures	(31,840)	(29,850)
Acquisition of businesses, net of cash acquired	(64,100)	—
Cross-currency swap terminations	26,230	—
Net proceeds from disposition of property and equipment	180	160
Net cash used for investing activities	(69,530)	(29,690)
Cash Flows from Financing Activities:
Retirement of senior notes	—	(300,000)
Proceeds from issuance of senior notes	—	400,000
Proceeds from borrowings on revolving credit facilities	12,000	—
Repayments of borrowings on revolving credit facilities	(12,000)	(48,620)
Debt financing fees and senior notes redemption premium	—	(13,570)
Payments to purchase common stock	(29,960)	(18,160)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(2,380)	(4,690)
Dividends paid	(5,170)	—
Net cash provided by (used for) financing activities	(37,510)	14,960
Cash and Cash Equivalents:
Increase (decrease) for the period	(60,400)	63,010
At beginning of period	140,740	73,950
At end of period	$80,340	$136,960
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,480	$6,490
Cash paid for taxes	$14,620	$8,250

The accompanying notes are an integral part of these consolidated financial statements.

vTriMas Corporation
Consolidated Statement of Shareholders' Equity
Nine Months Ended September 30, 2022 and 2021
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2021	$430	$732,490	$(102,300)	$230	$630,850
Net income	—	—	14,170	—	14,170
Other comprehensive loss	—	—	—	(2,240)	(2,240)
Purchase of common stock	—	(9,060)	—	—	(9,060)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(970)	—	—	(970)
Non-cash compensation expense	—	2,820	—	—	2,820
Dividends declared	—	(1,740)	—	—	(1,740)
Balances, March 31, 2022	$430	$723,540	$(88,130)	$(2,010)	$633,830
Net income	—	—	19,860	—	19,860
Other comprehensive loss	—	—	—	(3,530)	(3,530)
Purchase of common stock	(10)	(18,820)	—	—	(18,830)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,310)	—	—	(1,310)
Non-cash compensation expense	—	2,480	—	—	2,480
Dividends declared	—	(1,720)	—	—	(1,720)
Balances, June 30, 2022	$420	$704,170	$(68,270)	$(5,540)	$630,780
Net income	—	—	13,300	—	13,300
Other comprehensive loss	—	—	—	(8,010)	(8,010)
Purchase of common stock	—	(2,070)	—	—	(2,070)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(100)	—	—	(100)
Non-cash compensation expense	—	2,380	—	—	2,380
Dividends declared	—	(1,710)	—	—	(1,710)
Balances, September 30, 2022	$420	$702,670	$(54,970)	$(13,550)	$634,570

TriMas Corporation
Consolidated Statement of Shareholders' Equity (Continued)
Nine Months Ended September 30, 2022 and 2021
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
3. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
Customer Markets	2022	2021	2022	2021
Consumer Products	$105,030	$110,200	$332,420	$328,220
Aerospace & Defense	45,420	46,510	137,330	135,680
Industrial	68,080	65,710	210,770	184,240
Total net sales	$218,530	$222,420	$680,520	$648,140
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4. Realignment Actions
2022 Realignment Actions
During the nine months ended September 30, 2022, the Company incurred realignment charges in its Packaging segment related to adjusting its labor force in facilities with lower demand, finalizing its Indianapolis, Indiana facility consolidation, costs incurred to reorganize its benefit plans in the United Kingdom, and for costs incurred as part of the Company's start-up and relocation to a new, larger facility in New Albany, Ohio. The Company also completed the Aerospace segment footprint realignment which began in 2021. In connection with these actions, the Company recorded pre-tax realignment charges of $0.6 million and $4.3 million during the three and nine months ended September 30, 2022, respectively, of which $0.4 million and $2.5 million, respectively, related to facility move and consolidation costs and $0.2 million and $1.8 million, respectively, were for employee-related costs. For the three and nine months ended September 30, 2022, $0.4 million and $2.6 million, respectively, of these charges were included in cost of sales, and $0.2 million and $1.7 million, respectively, of these charges were included in selling, general and administrative expenses in the accompanying consolidated statement of income.
2021 Realignment Actions
During the nine months ended September 30, 2021, the Company executed certain realignment actions in response to reductions in current and expected future end market demand. First, the Company closed its Packaging segment's Union City, California manufacturing facility, consolidating the operation into its Indianapolis, Indiana and Woodridge, Illinois facilities. The Company also realigned its Aerospace segment footprint, consolidating certain activities previously in its three leased Stanton, California facilities into its owned Tolleson, Arizona facility. In addition, the Company also reorganized and streamlined its corporate office legal and finance groups. The Company recorded pre-tax realignment charges of $0.6 million and $8.8 million during the three and nine months ended September 30, 2021, respectively. Of these costs, $0.5 million and $2.7 million during the three and nine months ended September 30, 2021, respectively, related to facility consolidations, and $0.1 million and $6.1 million, respectively, were for employee separation costs. As of September 30, 2021, $1.5 million of the employee separation costs had been paid. For the three months ended September 30, 2021, $0.6 million of these charges were included in cost of sales. For the nine months ended September 30, 2021, $3.3 million and $5.5 million of these charges were included in cost of sales and selling, general and administrative expenses, respectively, in the accompanying consolidated statement of income.
5. Acquisitions
2022 Acquisitions
On February 28, 2022, the Company acquired Intertech Plastics LLC and related companies (collectively, "Intertech") for a purchase price of $64.1 million, net of cash acquired. Intertech is a manufacturer of custom injection molded products used in medical applications, as well as products and assemblies for consumer and industrial applications. The fair value of assets acquired and liabilities assumed included $32.4 million of goodwill, $13.5 million of intangible assets, $12.2 million of property and equipment and $6.0 million of net working capital. Intertech, which is reported in the Company's Packaging segment, has two manufacturing facilities located in the Denver, Colorado area and historically generated $32 million in annual revenue.
2021 Acquisitions
On December 17, 2021, the Company acquired Omega Plastics ("Omega"), which specializes in manufacturing custom components and devices for drug delivery, diagnostic and orthopedic medical applications, as well as components for industrial applications, for an aggregate amount of $22.5 million, net of cash acquired. Omega, which is reported in the Company's Packaging segment, is located in Clinton Township, Michigan and historically generated $18 million in annual revenue.
On December 5, 2021, the Company acquired TFI Aerospace ("TFI"), a manufacturer and supplier of specialty fasteners used in a variety of applications, predominately for the aerospace end market, for an aggregate amount of $11.8 million, with additional contingent consideration ranging from zero to $12.0 million to be paid based on 2023 and 2024 earnings per the purchase agreement. The Company recorded $3.7 million as its best estimate of the additional contingent consideration, with such estimate based on Level 3 inputs under the fair value hierarchy, as defined. TFI, which is reported in the Company's Aerospace segment, is located near Toronto, Canada and historically generated $6 million in annual revenue. As of September 30, 2022, the recorded contingent consideration liability was $3.5 million.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6. Cash and Cash Equivalents
Cash and cash equivalents consists of the following components (dollars in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents - unrestricted	$80,340	$129,790
Cash - restricted (a)	—	10,950
Total cash and cash equivalents	$80,340	$140,740
__________________________
(a)     Includes cash placed on deposit with a financial institution to be held as cash collateral for the Company's outstanding letters of credit.
7. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2022 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2021	$238,740	$70,190	$6,560	$315,490
Goodwill from acquisitions	32,370	—	—	32,370
Foreign currency translation and other	(14,950)	(630)	—	(15,580)
Balance, September 30, 2022	$256,160	$69,560	$6,560	$332,280
Other Intangible Assets
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of September 30, 2022		As of December 31, 2021
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$129,470	$(77,290)	$124,310	$(71,150)
Customer relationships, 15 – 25 years	129,500	(72,830)	130,190	(68,190)
Total customer relationships	258,970	(150,120)	254,500	(139,340)
Technology and other, 1 – 15 years	56,660	(38,260)	57,060	(36,140)
Technology and other, 17 – 30 years	43,300	(40,240)	43,300	(39,920)
Total technology and other	99,960	(78,500)	100,360	(76,060)
Indefinite-lived intangible assets:
Trademark/Trade names	59,190	—	57,270	—
Total other intangible assets	$418,120	$(228,620)	$412,130	$(215,400)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Technology and other, included in cost of sales	$800	$950	$2,510	$2,850
Customer relationships, included in selling, general and administrative expenses	3,760	4,420	12,090	13,300
Total amortization expense	$4,560	$5,370	$14,600	$16,150
8. Inventories
Inventories consist of the following components (dollars in thousands):

	September 30, 2022	December 31, 2021
Finished goods	$76,490	$74,600
Work in process	40,800	28,790
Raw materials	56,450	49,060
Total inventories	$173,740	$152,450
9. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	September 30, 2022	December 31, 2021
Land and land improvements	$18,700	$19,630
Buildings	90,380	93,170
Machinery and equipment	442,980	422,500
	552,060	535,300
Less: Accumulated depreciation	280,100	269,670
Property and equipment, net	$271,960	$265,630
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Depreciation expense, included in cost of sales	$7,980	$7,660	$24,550	$22,890
Depreciation expense, included in selling, general and administrative expenses	210	250	790	850
Total depreciation expense	$8,190	$7,910	$25,340	$23,740

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	September 30, 2022	December 31, 2021
4.125% Senior Notes due April 2029	$400,000	$400,000
Debt issuance costs	(5,500)	(6,180)
Long-term debt, net	$394,500	$393,820
Senior Notes due 2029
In March 2021, the Company issued $400.0 million aggregate principal amount of 4.125% senior notes due April 15, 2029 ("2029 Senior Notes") at par value in a private placement under Rule 144A of the Securities Act of 1933, as amended ("Securities Act"). The Company used the proceeds from the 2029 Senior Notes offering to pay fees and expenses of $5.1 million related to the offering and pay fees and expenses of $1.1 million related to amending its existing credit agreement. In connection with the issuance, during the second quarter of 2021, the Company completed the redemption of its outstanding 4.875% senior notes due October 15, 2025 ("2025 Senior Notes"), paying $300.0 million to retire the outstanding principal amount plus $7.3 million as a redemption premium. The remaining cash proceeds from the 2029 Senior Notes were used for general corporate purposes, including repaying all outstanding revolving credit facility borrowings. The $5.1 million of fees and expenses related to the 2029 Senior Notes were capitalized as debt issuance costs, while the $7.3 million redemption premium, as well as $3.0 million of unamortized debt issuance costs associated with the 2025 Senior Notes, were included in debt financing and related expenses in the accompanying consolidated statement of income.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Credit Agreement
In March 2021, the Company amended its existing credit agreement ("Credit Agreement") in connection with the issuance of the 2029 Senior Notes to extend the maturity date. The Company incurred fees and expenses of $1.1 million related to the amendment, all of which was capitalized as debt issuance costs. The Company also recorded $0.2 million of non-cash expense related to the write-off of previously capitalized deferred financing fees. The Credit Agreement consists of a $300.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies, subject to a $125.0 million sub limit, maturing on March 29, 2026.
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
The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. As of December 31, 2021, the Company placed cash on deposit with a financial institution to be held as cash collateral for the Company's outstanding letters of credit; therefore, as of December 31, 2021, the Company had no letters of credit issued against its revolving credit facility. See Note 6, "Cash and Cash Equivalents," for further information on its cash deposit. At September 30, 2022, the Company had no amounts outstanding under its revolving credit facility and had $293.9 million potentially available after giving effect to $6.1 million of letters of credit issued and outstanding. At December 31, 2021, the Company had no amounts outstanding under its revolving credit facility and had $300.0 million potentially available. The Company's borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of September 30, 2022 and December 31, 2021.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At September 30, 2022, the Company was in compliance with its financial covenants contained in the Credit Agreement.
Other Revolving Loan Facility
In May 2021, the Company, through one of its non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings outstanding on this loan facility as of September 30, 2022 and December 31, 2021.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.125% Senior Notes due April 2029	$400,000	$336,000	$400,000	$399,000
11. Derivative Instruments
Derivatives Designated as Hedging Instruments
In July 2022, the Company entered into cross-currency swap agreements to hedge its net investment in Euro-denominated assets against future volatility in the exchange rate between the U.S. dollar and the Euro. By doing so, the Company synthetically converts a portion of its U.S. dollar-based long-term debt into Euro-denominated long-term debt. The agreements have notional amounts totaling $150.0 million, which decline to $75.0 million over contract periods ending on October 15, 2023 and April 15, 2024. Under the terms of the agreements, the Company is to receive net interest payments at fixed rates of approximately 2.4% to 2.6% of the notional amounts. At inception, the cross-currency swaps were designated as net investment hedges.
In July 2022, immediately prior to entering into the new cross-currency swap agreements, the Company terminated its existing cross-currency swap agreements, de-designating the swaps as net investment hedges and receiving $26.2 million of cash. The cross-currency swap agreements had notional amounts totaling $250.0 million, which declined to $25.0 million over various contract periods ending between October 15, 2023 and October 15, 2027. Under the terms of the agreements, the Company was to receive net interest payments at fixed rates ranging from approximately 0.8% to 2.9% of the notional amounts.
As of September 30, 2022 and December 31, 2021, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	September 30, 2022	December 31, 2021
Net Investment Hedges
Cross-currency swaps	Other assets	$5,310	$7,590
The following table summarizes the income recognized in accumulated other comprehensive income (loss) ("AOCI") on derivative contracts designated as hedging instruments as of September 30, 2022 and December 31, 2021, and the amounts reclassified from AOCI into earnings for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
				Three months ended September 30,		Nine months ended September 30,
	As of September 30, 2022	As of December 31, 2021	Location of Income Reclassified from AOCI into Earnings (Effective Portion)	2022	2021	2022	2021
Net Investment Hedges
Cross-currency swaps	$24,650	$5,910	Other income (expense), net	$—	$—	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Derivatives Not Designated as Hedging Instruments
As of September 30, 2022, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of $130.4 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, Canadian dollar, Chinese yuan, and the Mexican peso, as well as between the Euro and British pound, and have various settlement dates through June 2023. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of income.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of income (dollars in thousands):

		Amount of Income Recognized in Earnings on Derivatives
		Three months ended September 30,		Nine months ended September 30,
	Location of Income Recognized in Earnings on Derivatives	2022	2021	2022	2021
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$2,860	$2,220	$6,170	$5,080
Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Cross-currency swaps	Recurring	$5,310	$—	$5,310	$—
Foreign exchange contracts	Recurring	$5,230	$—	$5,230	$—
December 31, 2021
Cross-currency swaps	Recurring	$7,590	$—	$7,590	$—
Foreign exchange contracts	Recurring	$(110)	$—	$(110)	$—
12. Leases
The Company leases certain equipment and facilities under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; expense related to these leases is recognized on a straight-line basis over the lease term.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The components of lease expense are as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease cost	$2,590	$2,090	$7,920	$6,370
Short-term, variable and other lease costs	950	1,140	2,370	2,000
Total lease cost	$3,540	$3,230	$10,290	$8,370
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)
2022 (excluding the nine months ended September 30, 2022)	$2,560
2023	9,890
2024	9,080
2025	7,790
2026	7,680
Thereafter	20,730
Total lease payments	57,730
Less: Imputed interest	(6,670)
Present value of lease liabilities	$51,060
__________________________
(a)     The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
The weighted-average remaining lease term of the Company's operating leases as of September 30, 2022 is 6.8 years. The weighted-average discount rate as of September 30, 2022 is 3.7%.
Cash paid for amounts included in the measurement of operating lease liabilities was $7.4 million and $6.2 million during the nine months ended September 30, 2022 and 2021, respectively, and is included in cash flows provided by operating activities in the accompanying consolidated statement of cash flows.
Right-of-use assets obtained in exchange for lease liabilities were $5.7 million and $6.2 million during the nine months ended September 30, 2022 and 2021, respectively.
13. Other long-term liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	September 30, 2022	December 31, 2021
Non-current asbestos-related liabilities	$21,610	$25,210
Other long-term liabilities	28,670	33,820
Total other long-term liabilities	$50,280	$59,030

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
14. Commitments and Contingencies
Asbestos
As of September 30, 2022, the Company was a party to 418 pending cases involving an aggregate of 4,774 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by its former Lamons division and certain other related subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Nine Months Ended September 30, 2022	4,754	169	131	18	4,774	$102,675	$1,710,000
Fiscal Year Ended December 31, 2021	4,655	265	134	32	4,754	$16,819	$1,950,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,774 claims pending at September 30, 2022, 40 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At September 30, 2022, of the 40 claims that set forth specific amounts, there were zero claims seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	3	37
Relatively few claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 30 years ago, have been $12.4 million. All relief sought in the asbestos cases is monetary in nature. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability.
The Company records a liability for asbestos-related claims, which includes both known and unknown claims, based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In the fourth quarter of 2021, the Company commissioned its actuary to update the study, based on data as of September 30, 2021, which yielded a range of possible future liability of $28.2 million to $38.6 million. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore recorded a non-cash, pre-tax charge of $1.5 million to increase the liability estimate to $28.2 million, at the low-end of the range. As of September 30, 2022, the Company’s total asbestos-related liability is $24.0 million, and is included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Segment activity is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net Sales
Packaging	$129,700	$138,010	$416,540	$409,730
Aerospace	45,420	46,510	137,330	135,680
Specialty Products	43,410	37,900	126,650	102,730
Total	$218,530	$222,420	$680,520	$648,140
Operating Profit (Loss)
Packaging	$17,590	$27,340	$66,720	$76,490
Aerospace (a)	4,710	3,980	9,300	10,600
Specialty Products	6,760	6,660	20,770	17,190
Corporate	(8,080)	(7,160)	(24,010)	(26,780)
Total	$20,980	$30,820	$72,780	$77,500
__________________________
(a)     In the three and nine months ended September 30, 2022, the Company recognized a $4.8 million pre-tax gain on the sale of vacant land adjacent to the Company's Tolleson, Arizona manufacturing facility within the Aerospace segment.
16. Equity Awards
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the nine months ended September 30, 2022:
•granted 200,047 RSUs to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company;
•granted 22,554 RSUs to its non-employee independent directors, which fully vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date;
•issued 337 RSUs related to director fee deferrals as certain of the Company's directors elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date; and
•issued 190 RSUs to certain employees related to dividend equivalent rights on existing equity awards.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Information related to RSUs at September 30, 2022 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	673,732	$27.38
Granted	308,284	33.12
Vested	(231,170)	30.34
Cancelled	(40,170)	35.34
Outstanding at September 30, 2022	710,676	$28.45	1.1	$17,816,647
As of September 30, 2022, there was $8.4 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 1.7 years.
The Company recognized stock-based compensation expense related to RSUs of $2.4 million and $1.7 million during the three months ended September 30, 2022 and 2021, respectively, and $7.7 million and $7.3 million during the nine months ended September 30, 2022 and 2021, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
17. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to stock options and RSUs. The following table summarizes the dilutive effect of RSUs and options to purchase common stock for the nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Weighted average common shares—basic	41,995,027	42,889,922	42,363,919	43,061,707
Dilutive effect of restricted stock units	186,413	204,177	226,858	267,675
Dilutive effect of stock options	—	—	—	16,395
Weighted average common shares—diluted	42,181,440	43,094,099	42,590,777	43,345,777
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate. This announcement represented the most recent update from the initial authorization, approved in November 2015, of up to $50 million of purchases in the aggregate of its common stock. In the three and nine months ended September 30, 2022, the Company purchased 76,167 and 1,004,154 shares of its outstanding common stock for $2.1 million and $30.0 million, respectively. During the three and nine months ended September 30, 2021, the Company purchased 129,866 and 570,084 shares of its outstanding common stock for $4.0 million and $18.2 million, respectively. As of September 30, 2022, the Company has $112.7 million remaining under the repurchase authorization.
Holders of common stock are entitled to dividends at the discretion of the Company's Board of Directors. In 2021, the Company's Board of Directors declared the first dividend since the Company's initial public offering in 2007. During the three months ended September 30, 2022, the Company's cash dividends declared were $0.04 per share of common stock, and total dividends declared and paid on common shares in the three and nine months ended September 30, 2022 were $1.7 million and $5.2 million, respectively. No dividends were declared or paid during the three and nine months ended September 30, 2021.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
18. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost are as follows (dollars in thousands):

	Pension Plans
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Service costs	$170	$330	$530	$980
Interest costs	230	200	690	600
Expected return on plan assets	(430)	(380)	(1,260)	(1,160)
Settlement/curtailment loss	—	—	150	—
Amortization of net loss	140	220	430	680
Net periodic benefit cost	$110	$370	$540	$1,100
The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of income.
During the nine months ended September 30, 2022, the Company recorded a non-cash curtailment expense of $0.2 million, as it transitioned certain active employees previously participating in a defined benefit plan in the United Kingdom to a defined contribution plan, thereby eliminating future service cost accruals for all employees under this defined benefit plan.
The Company contributed $0.4 million and $1.2 million to its defined benefit pension plans during the three and nine months ended September 30, 2022, respectively. The Company expects to contribute $1.7 million to its defined benefit pension plans for the full year 2022.
19. Other Comprehensive Income (Loss)
Changes in AOCI by component for the nine months ended September 30, 2022 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2021	$(4,830)	$5,910	$(850)	$230
Net unrealized gains (losses) arising during the period (a)	—	18,740	(32,950)	(14,210)
Less: Net realized losses reclassified to net income (b)	(430)	—	—	(430)
Net current-period other comprehensive income (loss)	430	18,740	(32,950)	(13,780)
Balance, September 30, 2022	$(4,400)	$24,650	$(33,800)	$(13,550)
__________________________
(a)     Derivative instruments, net of income tax of $6.3 million. See Note 11, "Derivative Instruments," for further details.
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
__________________________
(a)     Derivative instruments, net of income tax of $2.4 million. See Note 11, "Derivative Instruments," for further details.
(b)     Defined benefit plans, net of income tax of $0.1 million. See Note 18, "Defined Benefit Plans," for further details.
20. Income Taxes
The effective income tax rate for the three months ended September 30, 2022 and 2021 was 27.1% and 27.0%, respectively. The rate for the three months ended September 30, 2022 is consistent as compared to the prior year period.
The effective income tax rate for the nine months ended September 30, 2022 and 2021 was 25.0% and 19.2%, respectively. The rate for the nine months ended September 30, 2022 is higher than in the prior year period, primarily as a result of the recognition of $3.0 million of deferred tax benefits in Italy during the nine months ended September 30, 2021, the majority of which related to a reduction in deferred tax liabilities in connection with certain tax incentives.
21. Subsequent Events
On October 20, 2022, the Company announced that its Board of Directors had declared a cash dividend of $0.04 per share of TriMas Corporation common stock, which will be payable on November 10, 2022 to shareholders of record as of the close of business on November 3, 2022.
On October 14, 2022, the Company completed the sale of a non-core facility in City of Industry, California, within its Aerospace segment, for pre-tax cash proceeds of $23.3 million.

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
Over the past two years, the coronavirus ("COVID-19") pandemic has significantly affected each of our businesses and how we operate, albeit in different ways and magnitudes. Sales in our Packaging segment for dispensing and closure products used in applications to help fight the spread of germs have experienced extreme volatility in demand, with demand spiking to record highs after the onset of the pandemic, demand abating as expected from those high levels over the past year, and in third quarter 2022, which normally is strong ordering period heading into a holiday selling season, demand abruptly fell as a result of some of our large consumer goods customers' choices to rebalance on-hand inventory levels given the current macro-economic environment. Sales of certain of our industrial and aerospace-related products were significantly depressed from historical levels during 2020 and 2021. Our aerospace-related product sales continue to be lower than historical levels, although demand continues to increase, while certain industrial product sales have recovered to pre-pandemic levels. The pandemic has also led to increased uncertainty and higher inflation rates in the global business environment, and we have experienced increases in input costs (raw materials, wage rates, energy and freight), supply chain disruptions and delays, as well as labor availability challenges, all pressuring our ability to operate efficiently and at the margin levels previously experienced.
We have been, and continue to be, focused on ensuring the working environments for our employees are safe. At the onset of the pandemic, we implemented new work rules and processes, which promote social distancing and increased hygiene to ensure the safety of our employees, particularly at our production facilities. These measures, plus other governmental regulation and sick-time rules, have increased the level of manufacturing inefficiencies including elevated levels of absenteeism, less efficient production scheduling and, in certain cases, short-term idling of production. While these increased costs and inefficiencies began in 2020, they continue to persist. In fact, with increased demand volatility and inflationary pressures, some of the inefficiencies have exacerbated in 2022, most notably in our Aerospace segment, and we believe all such items aggregated to more than $2 million in third quarter year-over-year cost pressure. Given these factors, we believe that labor-related availability and inefficiencies will be an ongoing challenge.
Overall, our third quarter 2022 net sales decreased $3.9 million, or (1.7)%, compared to third quarter 2021. Sales increased within our Specialty Products segment as a result of increased industrial demand and higher oil-field activity in North America. Sales also increased as a result of recent acquisitions in our Packaging and Aerospace segments, as well as from sales of products used in food and beverage markets within our Packaging segment. These factors were more than offset primarily by an abrupt reduction in demand for personal care and home care products in our Packaging segment, as well as unfavorable currency exchange.

The most significant drivers affecting our financial results in third quarter 2022 compared with third quarter 2021, other than as directly impacted by sales changes or as a result of the labor-related availability and and inefficiencies, were the impact of our recent acquisitions, the impact of higher energy and other input costs, the gain on the sale of vacant land adjacent to our Tolleson, Arizona manufacturing facility within our Aerospace segment, and the settlement of our cross currency swaps.
In February 2022, we acquired Intertech Plastics LLC and related companies (collectively, "Intertech"), a manufacturer of custom injection molded products used in medical applications, as well as products and assemblies for consumer and industrial applications, for an aggregate amount of $64.1 million, net of cash acquired. Intertech, which is reported in the Company's Packaging segment, has two manufacturing facilities located in the Denver, Colorado area. Intertech contributed $8.8 million of net sales during third quarter 2022.
In December 2021, we completed the acquisition of Omega Plastics ("Omega"), which specializes in manufacturing custom components and devices for drug delivery, diagnostic and orthopedic medical applications, as well as components for industrial applications, for an aggregate amount of $22.5 million, net of cash acquired. Omega, which is reported in the Company's Packaging segment, is located in Clinton Township, Michigan. Omega contributed $2.7 million of net sales during third quarter 2022.
In December 2021, we acquired TFI Aerospace ("TFI"), a manufacturer and supplier of specialty fasteners used in a variety of applications, predominately for the aerospace end market, for an aggregate amount of $11.8 million, with additional contingent consideration ranging from zero to $12.0 million to be paid based on 2023 and 2024 earnings per the purchase agreement. TFI, which is reported in the Company's Aerospace segment, is located near Toronto, Canada. TFI contributed $1.3 million of net sales during third quarter 2022.
We also experienced a significant increase in the cost of energy, primarily in our Europe-based operations, as well as for other input costs in third quarter 2022 compared with third quarter 2021. Energy costs began to rise during late 2021, and have further increased into 2022, which we believe is primarily due to geopolitical tensions associated with the Russia-Ukraine conflict, as well as realized and expected energy supply constraints. Energy costs were more than $2 million and $5 million higher in the three and nine months ended September 30, 2022 than the three and nine months ended September 30, 2021, respectively. We expect there could be additional cost and supply chain pressures going forward as a result of the uncertainty surrounding the conflict in Eastern Europe.
In third quarter 2022, we completed the sale of vacant land adjacent to our Tolleson, Arizona manufacturing facility and recognized a pre-tax gain of $4.8 million within our Aerospace segment. We received pre-tax net cash proceeds of $5.0 million in October 2022.
In third quarter 2022, we terminated our existing cross-currency swap agreements, de-designating the swaps as net investment hedges and received $26.2 million of cash. The cross-currency swap agreements had notional amounts totaling $250.0 million, which declined to $25.0 million over various contract periods ending between October 15, 2023 and October 15, 2027.
On a year-to-date basis, there were three additional significant drivers of change in our year-over-year results of operations.
Beginning in second quarter 2020, we have been executing certain realignment actions in response to current and expected future end market demand following the onset of the COVID-19 pandemic, as well as for the move to our new Packaging facility in New Albany, Ohio. We recorded pre-tax facility move/consolidation and employee-related costs of $2.5 million and $1.8 million, respectively, in the nine months ended September 30, 2022. In the nine months ended September 30, 2021, we recorded pre-tax facility consolidation and employee separation costs of $2.7 million and $6.1 million, respectively.
In March 2021, we refinanced our long-term debt, issuing $400 million principal amount of 4.125% senior unsecured notes due April 15, 2029 ("2029 Senior Notes") at par value in a private placement offering, and amending our existing credit agreement ("Credit Agreement"), extending the maturity to March 2026. We used the proceeds from the 2029 Senior Notes offering to pay fees and expenses of $5.1 million related to the offering and $1.1 million related to amending the Credit Agreement. The remaining cash proceeds from the 2029 Senior Notes were used for general corporate purposes, including repaying all outstanding revolving credit facility borrowings. In April 2021, we completed the refinancing, redeeming all of our outstanding senior notes due October 2025 ("2025 Senior Notes"), paying cash for the entire $300.0 million outstanding principal amount plus $7.3 million as a redemption premium. The $5.1 million of fees and expenses related to the 2029 Senior Notes were capitalized as debt issuance costs, while the $7.3 million redemption premium as well as $3.0 million of unamortized debt issuance costs associated with the 2025 Senior Notes were expensed in the second quarter of 2021.
Our effective tax rate for the nine months ended September 30, 2022 and 2021 was 25.0% and 19.2%, respectively. The rate for the nine months ended September 30, 2022 is higher primarily as a result of the recognition of $3.0 million of deferred tax benefits in Italy during the nine months ended September 30, 2021, the majority of which related to a reduction in deferred tax liabilities in connection with certain tax incentives.

Additional Key Risks that May Affect Our Reported Results
We have executed significant realignment actions since the onset of the COVID-19 pandemic, primarily in our Aerospace and Specialty Products segments, and also in certain Packaging product areas where demand has fallen. We will continue to assess further actions if required. However, as a result of the current period of macroeconomic inflation and uncertainty, the continued impact of the COVID-19 pandemic, and the potential impact of such factors to our future results of operations, as well if there is an impact to TriMas' market capitalization, we may record additional cash and non-cash charges related to incremental realignment actions, asset impairments as well as for uncollectible customer account balances, excess inventory and idle production equipment.
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

We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In 2020, our Board of Directors increased the authorization of share repurchases to a cumulative amount of $250 million. During third quarter 2022, we purchased 76,167 shares of our outstanding common stock for an aggregate purchase price of $2.1 million. As of September 30, 2022, we had $112.7 million remaining under the repurchase authorization.
In addition, in third quarter 2022, we declared dividends of $0.04 per share of common stock and paid dividends of $1.7 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, as well as dividends, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	Three months ended September 30,
	2022	As a Percentage of Net Sales	2021	As a Percentage of Net Sales
Net Sales
Packaging	$129,700	59.3%	$138,010	62.1%
Aerospace	45,420	20.8%	46,510	20.9%
Specialty Products	43,410	19.9%	37,900	17.0%
Total	$218,530	100.0%	$222,420	100.0%
Gross Profit
Packaging	$31,210	24.1%	$39,410	28.6%
Aerospace	8,110	17.9%	10,150	21.8%
Specialty Products	9,010	20.8%	8,880	23.4%
Total	$48,330	22.1%	$58,440	26.3%
Selling, General and Administrative Expenses
Packaging	$13,570	10.5%	$12,070	8.7%
Aerospace	8,220	18.1%	6,160	13.2%
Specialty Products	2,240	5.2%	2,230	5.9%
Corporate	8,080	N/A	7,160	N/A
Total	$32,110	14.7%	$27,620	12.4%
Operating Profit (Loss)
Packaging	$17,590	13.6%	$27,340	19.8%
Aerospace	4,710	10.4%	3,980	8.6%
Specialty Products	6,760	15.6%	6,660	17.6%
Corporate	(8,080)	N/A	(7,160)	N/A
Total	$20,980	9.6%	$30,820	13.9%
Depreciation
Packaging	$5,490	4.2%	$5,280	3.8%
Aerospace	1,820	4.0%	1,670	3.6%
Specialty Products	850	2.0%	930	2.5%
Corporate	30	N/A	30	N/A
Total	$8,190	3.7%	$7,910	3.6%
Amortization
Packaging	$1,440	1.1%	$2,380	1.7%
Aerospace	3,010	6.6%	2,870	6.2%
Specialty Products	110	0.3%	120	0.3%
Corporate	—	N/A	—	N/A
Total	$4,560	2.1%	$5,370	2.4%

The following table summarizes financial information for our reportable segments for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Nine months ended September 30,
	2022	As a Percentage of Net Sales	2021	As a Percentage of Net Sales
Net Sales
Packaging	416,540	61.2%	409,730	63.2%
Aerospace	137,330	20.2%	135,680	21.0%
Specialty Products	126,650	18.6%	102,730	15.8%
Total	$680,520	100.0%	$648,140	100.0%
Gross Profit
Packaging	109,350	26.3%	113,770	27.8%
Aerospace	25,760	18.8%	30,430	22.4%
Specialty Products	27,610	21.8%	23,600	23.0%
Total	$162,720	23.9%	$167,800	25.9%
Selling, General and Administrative Expenses
Packaging	42,400	10.2%	37,090	9.1%
Aerospace	21,270	15.5%	19,840	14.6%
Specialty Products	6,800	5.4%	6,460	6.3%
Corporate	24,010	N/A	26,780	N/A
Total	$94,480	13.9%	$90,170	13.9%
Operating Profit (Loss)
Packaging	66,720	16.0%	76,490	18.7%
Aerospace	9,300	6.8%	10,600	7.8%
Specialty Products	20,770	16.4%	17,190	16.7%
Corporate	(24,010)	N/A	(26,780)	N/A
Total	$72,780	10.7%	$77,500	12.0%
Depreciation
Packaging	16,690	4.0%	15,680	3.8%
Aerospace	5,730	4.2%	5,260	3.9%
Specialty Products	2,820	2.2%	2,710	2.6%
Corporate	100	N/A	90	N/A
Total	$25,340	3.7%	$23,740	3.7%
Amortization
Packaging	5,230	1.3%	7,180	1.8%
Aerospace	9,030	6.6%	8,630	6.4%
Specialty Products	340	0.3%	340	0.3%
Corporate	—	N/A	—	N/A
Total	$14,600	2.1%	$16,150	2.5%

Results of Operations
The principal factors impacting us during the three months ended September 30, 2022, compared with the three months ended September 30, 2021, were:
•the impact on global business activity of the COVID-19 pandemic, as well as volatility and inflationary pressure on input costs, supply chain and labor availability;
•an abrupt reduction in demand for beauty and personal care and home care products in our Packaging segment;
•the impact of recent acquisitions, primarily Omega and TFI in December 2021, and Intertech in February 2022;
•the sale of vacant land in Tolleson, Arizona and the related pre-tax gain recognized in our Aerospace segment.
•the impact of higher energy costs; and
•the termination of our existing cross-currency swaps.

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Overall, net sales decreased $3.9 million, or 1.7%, to $218.5 million for the three months ended September 30, 2022, as compared with $222.4 million in the three months ended September 30, 2021. Our Intertech, Omega and TFI acquisitions collectively added $12.8 million of sales for third quarter 2022. Organic sales, excluding the impact of currency exchange and acquisitions, decreased $10.6 million, as increases in our Specialty Products segment as well as for food and beverage in our Packaging segment were partially offset by declines of industrial products and dispensing products that help fight the spread of germs in our Packaging segment and the expected reduction in sales of customers' stocking orders for highly-engineered fasteners in our Aerospace segment. In addition, net sales decreased by $6.1 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of a strengthening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 22.1% and 26.3% for the three months ended September 30, 2022 and 2021, respectively. Gross profit margin decreased due to a less favorable sales mix, primarily as a result of lower sales of Aerospace segment customers' stocking orders for highly-engineered fasteners, as well as production inefficiencies resulting from supply chain constraints and volatility in labor availability during the three months ended September 30, 2022. In addition, improved recovery of resin costs in our Packaging segment was more than offset by higher energy costs, primarily in our Packaging segment's European facilities, higher steel costs in our Specialty Products segment, and unfavorable currency exchange.
Operating profit margin (operating profit as a percentage of sales) approximated 9.6% and 13.9% for the three months ended September 30, 2022 and 2021, respectively. Operating profit decreased $9.8 million to $21.0 million in the three months ended September 30, 2022, from $30.8 million for the three months ended September 30, 2021, primarily due to lower sales levels, a less favorable product sales mix, higher energy and steel costs, increased production inefficiencies resulting from supply chain constraints and volatility in labor availability, as well as unfavorable currency exchange, all partially offset by a pre-tax gain of $4.8 million within our Aerospace segment for the sale of vacant land adjacent to our Tolleson, Arizona manufacturing facility.
Interest expense increased $0.2 million, to $3.6 million for the three months ended September 30, 2022, compared to $3.4 million for the three months ended September 30, 2021, due to a higher effective interest rate as a result of lower notional amounts of cross-currency swaps.
Other income (expense) increased $1.4 million to $0.9 million of income for the three months ended September 30, 2022, as compared to $0.5 million of expense for the three months ended September 30, 2021, primarily due to an increase in foreign currency transaction gains.
The effective income tax rate for the three months ended September 30, 2022 and 2021 was 27.1% and 27.0%, respectively. We recorded income tax expense of $4.9 million and $7.3 million for the three months ended September 30, 2022 and 2021, respectively.
Net income decreased $6.3 million, to $13.3 million for the three months ended September 30, 2022, as compared to $19.6 million for the three months ended September 30, 2021. The decrease was primarily the result of a decrease in operating profit of $9.8 million and an increase in interest expense of $0.2 million, partially offset by a decrease in income tax expense of $2.3 million and an increase in other income of $1.4 million.
See below for a discussion of operating results by segment.
Packaging. Net sales decreased $8.3 million, or 6.0%, to $129.7 million in the three months ended September 30, 2022, as compared to $138.0 million in the three months ended September 30, 2021. Our recent Intertech and Omega acquisitions collectively contributed $11.5 million of sales during the three months ended September 30, 2022. Sales of products used in food and beverage markets increased by $0.9 million, primarily due to strong demand for closures, dispensers and flexible packaging as the hospitality sector continues to rebound from prior COVID-19 pandemic-related shutdowns. Sales of products used in industrial markets decreased by $2.2 million, primarily as a result of lower demand for drum closure products in North America. Sales of dispensing products used in beauty and personal care, as well as home care, applications that help fight the spread of germs decreased by $13.7 million, primarily due to a reduction in demand from our large consumer goods customers that are choosing to rebalance on-hand inventory levels given the current macro-economic environment. Net sales decreased by $6.1 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of the strengthening U.S. dollar relative to foreign currencies, as compared to third quarter 2021.

Gross profit decreased $8.2 million to $31.2 million, or 24.1% of sales, in the three months ended September 30, 2022, as compared to $39.4 million, or 28.6% of sales, in the three months ended September 30, 2021. During third quarter 2021, we were impacted by $3 million of higher resin costs than we were able to recover via commercial actions, while in third quarter 2022, we were generally able to recover current resin costs. Gross profit declined in third quarter 2022 due to lower sales levels, $2.2 million of higher energy costs, primarily in our European manufacturing facilities, and $1.6 million of unfavorable currency exchange, as our reported results in U.S. dollars were impacted as a result of the strengthening U.S. dollar relative to foreign currencies. Gross profit margin was also adversely impacted by a less favorable product sales mix.
Selling, general and administrative expenses increased $1.5 million to $13.6 million, or 10.5% of sales, in the three months ended September 30, 2022, as compared to $12.1 million, or 8.7% of sales, in the three months ended September 30, 2021, primarily due to higher ongoing selling, general and administrative costs associated with our acquisitions as we continue to integrate them into our portfolio. Selling, general and administrative expenses would have been approximately flat year-over-year in third quarter without consideration of the Omega and Intertech expenses.
Operating profit decreased $9.8 million to $17.6 million, or 13.6% of sales, in the three months ended September 30, 2022, as compared to $27.3 million, or 19.8% of sales, in the three months ended September 30, 2021, as the impact of improved recovery of material costs was offset by lower sales levels, a less favorable product sales mix, higher energy costs, higher selling, general and administrative expenses and the impact of $0.7 million of unfavorable currency exchange.
Aerospace.    Net sales for the three months ended September 30, 2022 decreased $1.1 million, or 2.3%, to $45.4 million, as compared to $46.5 million in the three months ended September 30, 2021. Our December 2021 acquisition of TFI contributed $1.3 million in sales. Sales of our fasteners products decreased by $2.5 million, as increases in demand for fasteners used in new aircraft builds plus market share gains were more than offset by the expected loss of more than $6 million of third quarter 2021 sales of customers' stocking orders for highly-engineered fasteners. Sales of our engineered components products increased by $0.1 million.
Gross profit decreased $2.0 million to $8.1 million, or 17.9% of sales, in the three months ended September 30, 2022, from $10.2 million, or 21.8% of sales, in the three months ended September 30, 2021, primarily due to a less favorable product sales mix in third quarter 2022, with lower sales of the customers' stocking orders for highly-engineered fasteners, as well as production inefficiencies resulting from supply chain constraints and volatility in labor availability.
Selling, general and administrative expenses increased $2.1 million to $8.2 million, or 18.1% of sales, in the three months ended September 30, 2022, as compared to $6.2 million, or 13.2% of sales, in the three months ended September 30, 2021, primarily due to higher ongoing selling, general and administrative costs associated with our acquisition of TFI and due to higher employee-related costs.
Operating profit increased $0.7 million to $4.7 million, or 10.4% of sales, in the three months ended September 30, 2022, as compared to $4.0 million, or 8.6% of sales, in the three months ended September 30, 2021, primarily due to a $4.8 million pre-tax gain on the sale of vacant land adjacent to our Tolleson, Arizona manufacturing facility in third quarter 2022, which was largely offset by a less favorable product sales mix, production inefficiencies resulting from supply chain constraints and volatility in labor availability and higher employee-related costs.
Specialty Products.   Net sales for the three months ended September 30, 2022 increased $5.5 million, or 14.5%, to $43.4 million, as compared to $37.9 million in the three months ended September 30, 2021. Sales of our cylinder products increased $2.2 million due to higher demand for steel cylinders in North America, as industrial activity continues to increase from depressed levels as a result of the COVID-19 pandemic. Sales of engines, compressors and related parts used in stationary power generation and assistance applications for natural gas and crude oil extraction increased by $3.3 million, primarily as a result of higher oil-field activity in North America.
Gross profit increased $0.1 million to $9.0 million, or 20.8% of sales, in the three months ended September 30, 2022, as compared to $8.9 million, or 23.4% of sales, in the three months ended September 30, 2021. Gross profit increased in the third quarter of 2022 due to higher sales levels, while margins decreased due to higher steel costs as well as a less favorable product sales mix.
Selling, general and administrative expenses stayed relatively flat at $2.2 million, or 5.2% of sales, in the three months ended September 30, 2022, as compared to $2.2 million, or 5.9% of sales, in the three months ended September 30, 2021.
Operating profit increased $0.1 million to $6.8 million, or 15.6% of sales, in the three months ended September 30, 2022, as compared to $6.7 million, or 17.6% of sales, in the three months ended September 30, 2021, primarily due to increased sales levels which were partially offset by higher steel costs as well as a less favorable product sales mix.

Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended September 30,
	2022	2021
Corporate operating expenses	$5.5	$5.5
Non-cash stock compensation	2.4	1.6
Legacy expenses	0.2	0.1
Corporate expenses	$8.1	$7.2
Corporate expenses increased $0.9 million to $8.1 million for the three months ended September 30, 2022, from $7.2 million for the three months ended September 30, 2021, primarily as a result of an increase in non-cash stock compensation due to timing differences in expense recognition as well as higher estimated attainment of awards in three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Overall, net sales increased $32.4 million, or 5.0%, to $680.5 million for the nine months ended September 30, 2022, as compared with $648.1 million in the nine months ended September 30, 2021, primarily as a result of our Intertech, Omega and TFI acquisitions, which collectively added $37.6 million of sales. Organic sales, excluding the impact of currency exchange and acquisitions, increased $8.1 million, as increases of industrial products in our Specialty Products segment as well as for food and beverage and industrial products in our Packaging segment were partially offset by declines in dispensing products that help fight the spread of germs in our Packaging segment, as demand for these products abated from peak levels following the pandemic, as well as the expected loss of sales of customers' stocking orders for highly-engineered fasteners in our Aerospace segment. In addition, net sales decreased by $13.4 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of a strengthening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 23.9% and 25.9% for the nine months ended September 30, 2022 and 2021, respectively. Gross profit margin decreased primarily due to a less favorable sales mix, primarily as a result of lower sales of Aerospace segment customers' stocking orders for highly-engineered fasteners, as well as due to production inefficiencies resulting from supply chain constraints and volatility in labor availability during the nine months ended September 30, 2022. In addition, higher sales and improved recovery of resin costs in our Packaging segment was offset by higher energy costs, primarily in our European Packaging segment facilities, higher steel costs in our Specialty Products segment, and unfavorable currency exchange.
Operating profit margin (operating profit as a percentage of sales) approximated 10.7% and 12.0% for the nine months ended September 30, 2022 and 2021, respectively. Operating profit decreased $4.7 million, to $72.8 million, for the nine months ended September 30, 2022, compared to $77.5 million for the nine months ended September 30, 2021, primarily due to a less favorable product sales mix, production inefficiencies resulting from supply chain constraints and volatility in labor availability and unfavorable currency exchange, partially offset by improved recovery of resin costs, $4.4 million of lower realignment costs and a pre-tax gain of $4.8 million within our Aerospace segment for the sale of vacant land adjacent to our Tolleson, Arizona manufacturing facility.
Interest expense decreased $0.6 million, to $10.5 million, for the nine months ended September 30, 2022, as compared to $11.1 million for the nine months ended September 30, 2021, due to a lower effective interest rate and a decrease in our weighted average borrowings.
In the nine months ended September 30, 2021, we incurred $10.5 million of debt financing and related expenses, of which $10.3 million related to expenses associated with the redemption of our 2025 Senior Notes and $0.2 million related to the write-off of previously capitalized deferred financing fees associated with our Credit Agreement.
Other income (expense) increased $1.7 million to $0.9 million of income for the nine months ended September 30, 2022, as compared to $0.8 million of expense for the nine months ended September 30, 2021, primarily due to an increase in foreign currency transaction gains.

The effective income tax rate for the nine months ended September 30, 2022 and 2021 was 25.0% and 19.2%, respectively. We recorded tax expense of $15.8 million for the nine months ended September 30, 2022 as compared to $10.6 million for the nine months ended September 30, 2021. The rate for the nine months ended September 30, 2022 is higher than in the prior year as the effective tax rate for the nine months ended September 30, 2021 was impacted by the recognition of $3.0 million of deferred tax benefits in Italy, the majority of which related to a reduction in deferred tax liabilities in connection with certain tax incentives.
Net income increased by $2.8 million, to $47.3 million for the nine months ended September 30, 2022, compared to $44.5 million for the nine months ended September 30, 2021. The increase was primarily the result of a decrease in debt financing and related expenses of $10.5 million, an increase in other income of $1.7 million and a decrease in interest expense of $0.6 million, partially offset by a decrease in operating profit of $4.7 million and an increase in income tax expense of $5.2 million.
See below for a discussion of operating results by segment.
Packaging.   Net sales increased $6.8 million, or 1.7%, to $416.5 million in the nine months ended September 30, 2022, as compared to $409.7 million in the nine months ended September 30, 2021. Our recent Intertech and Omega acquisitions collectively contributed $33.5 million of sales during the nine months ended September 30, 2022. Sales of products used in food and beverage markets increased by $21.1 million, primarily due to strong demand for closures, dispensers and flexible packaging as the hospitality sector continues to rebound from prior COVID-19 pandemic-related shutdowns. Sales of products used in industrial markets increased by $4.8 million, primarily as a result of higher demand for closure products in North America. Sales of dispensing products used in beauty and personal care, as well as home care, applications that help fight the spread of germs decreased by $37.6 million, as COVID-19-related demand levels have abated for these products from the peak levels, as well as more recently due to further lower demand from large consumer goods customers who have communicated they are rebalancing on-hand inventory levels given the current macro-economic environment. Net sales decreased by $13.2 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of the strengthening U.S. dollar relative to foreign currencies, as compared to the nine months ended 2021.
Packaging's gross profit decreased $4.4 million to $109.4 million, or 26.3% of sales, in the nine months ended September 30, 2022, as compared to $113.8 million, or 27.8% of sales, in the nine months ended September 30, 2021. During the first nine months of 2021, we were impacted by $9 million of higher resin costs than we were able to recover via commercial actions. We have generally been able to recover such costs during the first nine months of 2022, as market prices have generally stabilized. The increase in gross profit from higher sales levels and improved material cost recovery was more than offset by $5.2 million of higher energy costs, primarily in our European manufacturing facilities, as well as $3.4 million of currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of the strengthening U.S. dollar relative to foreign currencies. In addition, gross profit margin declined as a result of a less favorable product sales mix.
Packaging's selling, general and administrative expenses increased $5.3 million to $42.4 million, or 10.2% of sales, in the nine months ended September 30, 2022, as compared to $37.1 million, or 9.1% of sales, in the nine months ended September 30, 2021, primarily due to higher ongoing selling, general and administrative costs associated with our acquisitions as we integrate them into our portfolio, as well as higher employee-related expenses as a result of our realignment actions, partially offset by lower intangible asset amortization expense due to certain assets becoming fully amortized.
Packaging's operating profit decreased $9.8 million to $66.7 million, or 16.0% of sales, in the nine months ended September 30, 2022, as compared to $76.5 million, or 18.7% of sales, in the nine months ended September 30, 2021, as the impact of higher sales levels and improved recovery of material costs was offset by a less favorable product sales mix, higher energy costs, higher selling, general and administrative expenses and the impact of $1.7 million of unfavorable currency exchange.
Aerospace.    Net sales for the nine months ended September 30, 2022 increased $1.7 million, or 1.2%, to $137.3 million, as compared to $135.7 million in the nine months ended September 30, 2021. Our December 2021 acquisition of TFI contributed $4.1 million in sales. Sales of our fasteners products decreased by $1.8 million, as increases in demand for fasteners used in new aircraft builds plus market share gains was more than offset by the expected loss of sales of customers' stocking orders for highly-engineered fasteners that were predominantly fulfilled throughout 2021. Sales of our engineered components products decreased by $0.6 million, primarily due to lower end market demand.
Gross profit within Aerospace decreased $4.7 million to $25.8 million, or 18.8% of sales, in the nine months ended September 30, 2022, from $30.4 million, or 22.4% of sales, in the nine months ended September 30, 2021, primarily due to a less favorable product sales mix in the first nine months of 2022, with lower sales of the customers' stocking orders for highly-engineered fasteners, as well as production inefficiencies resulting from supply chain constraints and volatility in labor availability.

Selling, general and administrative expenses increased $1.4 million to $21.3 million, or 15.5% of sales, in the nine months ended September 30, 2022, as compared to $19.8 million, or 14.6% of sales, in the nine months ended September 30, 2021, primarily due to higher ongoing selling, general and administrative costs associated with our acquisition of TFI and higher employee-related costs, partially offset by lower third-party expenses.
Operating profit within Aerospace decreased $1.3 million to $9.3 million, or 6.8% of sales, in the nine months ended September 30, 2022, as compared to $10.6 million, or 7.8% of sales, in the nine months ended September 30, 2021, as the impact of a $4.8 million pre-tax gain on the sale of vacant land adjacent to our Tolleson, Arizona manufacturing facility in third quarter 2022 and higher sales levels was more than offset by a less favorable product sales mix, production inefficiencies resulting from supply chain constraints and volatility in labor availability and higher selling, general and administrative expenses.
Specialty Products.    Net sales for the nine months ended September 30, 2022 increased $23.9 million, or 23.3%, to $126.7 million, as compared to $102.7 million in the nine months ended September 30, 2021. Sales of our cylinder products increased $15.1 million, due to higher demand for steel cylinders in North America as industrial activity continues to increase from depressed levels as a result of the COVID-19 pandemic. Sales of engines, compressors and related parts used in stationary power generation and assistance applications for natural gas and crude oil extraction increased by $8.8 million, primarily as a result of higher oil-field activity in North America.
Gross profit within Specialty Products increased $4.0 million to $27.6 million, or 21.8% of sales, in the nine months ended September 30, 2022, as compared to $23.6 million, or 23.0% of sales, in the nine months ended September 30, 2021. Gross profit increased due to higher sales levels, while margins decreased due to higher steel costs.
Selling, general and administrative expenses within Specialty Products increased $0.3 million to $6.8 million, or 5.4% of sales, in the nine months ended September 30, 2022, as compared to $6.5 million, or 6.3% of sales, in the nine months ended September 30, 2021, primarily due to higher employment and spending levels in support of the increase in sales levels.
Operating profit within Specialty Products increased $3.6 million to $20.8 million, or 16.4% of sales, in the nine months ended September 30, 2022, as compared to $17.2 million, or 16.7% of sales, in the nine months ended September 30, 2021, primarily due to increased sales levels.
Corporate.    Corporate expenses, net consist of the following (dollars in millions):

	Nine months ended September 30,
	2022	2021
Corporate operating expenses	$15.9	$18.5
Non-cash stock compensation	7.7	7.3
Legacy expenses	0.4	1.0
Corporate expenses	$24.0	$26.8
Corporate expenses decreased $2.8 million to $24.0 million for the nine months ended September 30, 2022, from $26.8 million for the nine months ended September 30, 2021, primarily as a result of the realignment charges related to the corporate office legal and finance groups in the nine months ended September 30, 2021.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were $46.6 million for the nine months ended September 30, 2022, as compared to $77.7 million for the nine months ended September 30, 2021. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:
•For the nine months ended September 30, 2022, the Company generated $88.5 million in cash flows, based on the reported net income of $47.3 million and after considering the effects of non-cash items related to depreciation, amortization, (gain) loss on dispositions of assets, changes in deferred income taxes, stock-based compensation and other operating activities. For the nine months ended September 30, 2021, the Company generated $110.2 million in cash flows based on the reported net income of $44.5 million and after considering the effects of similar non-cash items and debt financing and related expenses.
•Increases in accounts receivable resulted in a use of cash of $14.8 million and $23.3 million for the nine months ended September 30, 2022 and 2021, respectively. The increased use of cash for each of the nine month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables increased by four days through the nine months ended September 30, 2022, and increased by two days through the nine months ended September 30, 2021.
•We increased our investment in inventory by $19.0 million and $5.9 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in 2022 is primarily a result of proactively investing in certain raw materials and purchased components to protect against supply chain disruptions and potential cost increases.
•Increases in prepaid expenses and other assets resulted in a use of cash of $1.2 million and $3.8 million for the nine months ended September 30, 2022 and 2021, respectively. These changes were primarily a result of the timing of payments made for income taxes and certain operating expenses.
•A decrease in accounts payable and accrued liabilities resulted in a use of cash of $6.9 million for the nine months ended September 30, 2022, while an increase in accounts payable and accrued liabilities resulted in a source of cash of $0.5 million for the nine months ended September 30, 2021. Days accounts payable on hand remained consistent through the nine months ended September 30, 2022 and 2021. Our days accounts payable on hand fluctuate primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms.
Net cash used for investing activities for the nine months ended September 30, 2022 and 2021 was $69.5 million and $29.7 million, respectively. During the first nine months of 2022, we invested $31.8 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects, paid $64.1 million, net of cash acquired, to acquire Intertech, and received proceeds of $26.2 million from the termination of our cross-currency swap agreements. During the first nine months of 2021, we invested $29.9 million in capital expenditures. While we sold the land adjacent to our Tolleson, Arizona manufacturing facility during third quarter 2022, we did not receive the cash proceeds until October 2022.
Net cash used for financing activities for the nine months ended September 30, 2022 was $37.5 million, while net cash provided by financing activities was $15.0 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we purchased $30.0 million of outstanding common stock, used a net cash amount of $2.4 million related to our stock compensation arrangements and paid dividends of $5.2 million. During the nine months ended September 30, 2021, we issued $400.0 million principal amount of the 2029 Senior Notes, made net repayments of $48.6 million on our revolving credit facilities, and redeemed $300.0 million principal amount of the 2025 Senior Notes. In connection with refinancing our long-term debt, we paid $13.6 million of debt financing fees and redemption premium. We also purchased $18.2 million of outstanding common stock and used a net cash amount of $4.7 million related to our stock compensation arrangements.

Our Debt and Other Commitments
In March 2021, we issued the 2029 Senior Notes in a private placement under Rule 144A of the Securities Act of 1933, as amended. We used the proceeds from the 2029 Senior Notes offering to pay fees and expenses of $5.1 million related to the offering and pay fees and expenses of $1.1 million related to amending our Credit Agreement. In connection with the issuance, we completed the redemption of our 2025 Senior Notes, paying $300.0 million to retire the outstanding principal amount plus $7.3 million as a redemption premium. The remaining cash proceeds from the 2029 Senior Notes were used for general corporate purposes, including repaying all outstanding revolving credit facility borrowings. The $5.1 million of fees and expenses related to the 2029 Senior Notes were capitalized as debt issuance costs, while the $7.3 million redemption premium, as well as $3.0 million of unamortized debt issuance costs associated with the 2025 Senior Notes were recorded as expense within debt financing and related expenses in the accompanying consolidated statement of income.
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
For the nine months ended September 30, 2022, our consolidated subsidiaries that do not guarantee the 2029 Senior Notes represented 25% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented 36% and 12% of the total guarantor and non-guarantor assets and liabilities, respectively, as of September 30, 2022, treating the guarantor and non-guarantor subsidiaries each as a consolidated group.
In March 2021, we amended our Credit Agreement in connection with the issuance of the 2029 Senior Notes to extend the maturity date. We incurred fees and expenses of $1.1 million related to the amendment, all of which were capitalized as debt issuance costs. We also recorded $0.2 million of non-cash expense related to the write-off of previously capitalized deferred financing fees. The Credit Agreement consists of a $300.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies, subject to a $125.0 million sub limit, maturing on March 29, 2026.
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

Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of September 30, 2022. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 2.00 to 1.00 at September 30, 2022. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of September 30, 2022. Our actual interest expense coverage ratio was 13.07 to 1.00 at September 30, 2022. At September 30, 2022, we were in compliance with our financial covenants.
The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended September 30, 2022 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended September 30, 2022
Net income	$60,150
Bank stipulated adjustments:
Interest expense	13,910
Income tax expense	17,260
Depreciation and amortization	53,500
Non-cash compensation expense(1)	9,860
Other non-cash expenses or losses	660
Non-recurring expenses or costs(2)	11,290
Extraordinary, non-recurring or unusual gains or losses	1,450
Effects of purchase accounting adjustments	1,160
Business and asset dispositions	(4,540)
Net losses on early extinguishment of debt	—
Permitted acquisitions	2,800
Currency gains and losses	(960)
Consolidated Bank EBITDA, as defined	$166,540

	September 30, 2022
Total Indebtedness, as defined(3)	$333,130
Consolidated Bank EBITDA, as defined	166,540
Total net leverage ratio	2.00	x
Covenant requirement	4.00	x

Twelve Months Ended September 30, 2022
Interest expense	$13,910
Bank stipulated adjustments:
Interest income	(270)
Non-cash amounts attributable to amortization of financing costs	(900)
Total Consolidated Cash Interest Expense, as defined	$12,740

	September 30, 2022
Consolidated Bank EBITDA, as defined	$166,540
Total Consolidated Cash Interest Expense, as defined	12,740
Actual interest expense coverage ratio	13.07	x
Covenant requirement	3.00	x
_____________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to diligence and transaction costs, purchase accounting costs, severance, relocation, restructuring and curtailment expenses.
(3)        Includes $3.5 million of acquisition related contingent consideration as of September 30, 2022.
Our revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. As of December 31, 2021, we placed restricted cash on deposit with a financial institution to be held as cash collateral for our outstanding letters of credit; therefore, as of December 31, 2021, we had no letters of credit issued against our revolving credit facility. At September 30, 2022, we had no amounts outstanding under our revolving credit facility and had $293.9 million potentially available after giving effect to $6.1 million of letters of credit issued and outstanding. At December 31, 2021, we had no amounts outstanding under our revolving credit facility and had $300.0 million potentially available. Our letters of credit, or corresponding restricted cash deposits, are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Our borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of September 30, 2022 and December 31, 2021.
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
Our weighted average borrowings during the first nine months of 2022 approximated $400.1 million, compared to $402.5 million during the first nine months of 2021, primarily due to a higher aggregate principal balance on our senior notes due to the issuance of the 2029 Senior Notes and the redemption of the 2025 Senior Notes during the first half of 2021.
In May 2021, we, through one of our non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings on this loan facility as of September 30, 2022.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.
More than half of our cash on hand as of September 30, 2022 is located within the U.S., and given available funding under our revolving credit facility of $300.0 million at September 30, 2022 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future, as well as dividends and share repurchases.

We are subject to variable interest rates on our revolving credit facility, which is subject to a benchmark interest rate determined based on the currency denomination of borrowings. At September 30, 2022, we had no amounts outstanding on our revolving credit facility and, therefore, no variable rate-based borrowings outstanding.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases, and annual rent expense for continuing operations related thereto approximated $11.0 million in 2021. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
In March 2020, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $250 million in the aggregate, an increase of $100 million from the prior authorization.  In the three and nine months ended September 30, 2022, we purchased 76,167 and 1,004,154 shares of our outstanding common stock for an aggregate purchase price of $2.1 million and $30.0 million, respectively. Since the initial authorization through September 30, 2022, we have purchased 4,854,969 shares of our outstanding common stock for an aggregate purchase price of $137.3 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock and the payment of dividends, depending on market conditions, including the potential impact of the COVID-19 pandemic, and other factors.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of September 30, 2022, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of $130.4 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 11, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
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
Outlook
Looking forward, we believe there will be a continued period of uncertainty related to demand levels for our products, whether it be the timing of when our large consumer goods customers increase their orders for beauty and personal care and home care products given their current inventory levels and end-consumer demand, if production rates for new aircraft builds continue to increase as expected, or whether general industrial activity will continue to its upward trajectory or begin to level-off given the current macro-economic environment. No matter the outcome of these factors, we expect to continue to mitigate, as much as practical, the impact of the most challenged end markets, executing realignment actions as necessary and taking other proactive actions where possible such as monetizing non-core properties so we maintain our strong balance sheet and are positioned to gain operating leverage when these end markets recover. We believe we remain well positioned to capitalize on the recovery of the aerospace market, just as we have with the improvement in the industrial markets, as well as capture available market growth opportunities.

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
During the quarter ended September 30, 2022, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2021.

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
Evaluation of disclosure controls and procedures
As of September 30, 2022, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite this change, there have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize any impact it may have on their design and operating effectiveness.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2022 to July 31, 2022	70,167	$26.95	70,167	$112,834,146
August 1, 2022 to August 31, 2022	6,000	$29.38	6,000	$112,657,888
September 1, 2022 to September 30, 2022	—	$—	—	$112,657,888
Total	76,167	$27.14	76,167	$112,657,888
__________________________
(1)     In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate from its previous authorization of $150 million. The increased authorization includes the value of shares already purchased under the previous authorization. Pursuant to this share repurchase program, during the three months ended September 30, 2022, the Company repurchased 76,167 shares of its common stock at a cost of $2.1 million. The share repurchase program is effective and has no expiration date.
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

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101	The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ SCOTT A. MELL

Date:	October 27, 2022	By:	Scott A. Mell Chief Financial Officer