Form 10-Q
period 2023-03-31
TRIMAS CORP
filed 2023-04-27
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	March 31, 2023
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 20, 2023, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 41,496,268 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to: general economic and currency conditions; the severity and duration of the ongoing coronavirus (“COVID-19”) pandemic; competitive factors; market demand; our ability to realize our business strategies; our ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; pressures on our supply chain, including availability of raw materials and inflationary pressures on raw material and energy costs, and customers; the performance of our subcontractors and suppliers; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; risks associated with a concentrated customer base; information technology and other cyber-related risks; risks related to our international operations, including, but not limited to, risks relating to rising tensions between the United States and China; government and regulatory actions, including, without limitation, climate change legislation and other environmental regulations, as well as the impact of tariffs, quotas and surcharges; changes to fiscal and tax policies; intellectual property factors; uncertainties associated with our ability to meet customers’ and suppliers’ sustainability and environmental, social and governance (“ESG”) goals and achieve our sustainability and ESG goals in alignment with our own announced targets; litigation; contingent liabilities relating to acquisition activities; interest rate volatility; our leverage; liabilities imposed by our debt instruments; labor disputes and shortages; the disruption of operations from catastrophic or extraordinary events, including, but not limited to, natural disasters, geopolitical conflicts and public health crises, such as the ongoing coronavirus pandemic; the amount and timing of future dividends and/or share repurchases, which remain subject to Board approval and depend on market and other conditions; our future prospects; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this report. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	March 31, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$51,890	$112,090
Receivables, net of reserves of $1.7 million as of March 31, 2023 and December 31, 2022	149,580	132,370
Inventories	171,750	163,360
Prepaid expenses and other current assets	18,020	14,840
Total current assets	391,240	422,660
Property and equipment, net	295,220	277,750
Operating lease right-of-use assets	47,040	47,280
Goodwill	361,590	339,810
Other intangibles, net	194,840	188,110
Deferred income taxes	9,100	9,400
Other assets	20,340	19,990
Total assets	$1,319,370	$1,305,000
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$85,770	$85,210
Accrued liabilities	53,930	46,660
Lease liabilities, current portion	9,040	8,280
Total current liabilities	148,740	140,150
Long-term debt, net	394,960	394,730
Lease liabilities	42,190	41,010
Deferred income taxes	26,080	20,940
Other long-term liabilities	58,640	56,340
Total liabilities	670,610	653,170
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 41,509,463 shares at March 31, 2023 and 41,724,762 shares at December 31, 2022	420	420
Paid-in capital	684,730	696,160
Accumulated deficit	(31,220)	(36,130)
Accumulated other comprehensive income (loss)	(5,170)	(8,620)
Total shareholders' equity	648,760	651,830
Total liabilities and shareholders' equity	$1,319,370	$1,305,000

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended March 31,
	2023	2022
Net sales	$215,460	$224,310
Cost of sales	(167,770)	(170,600)
Gross profit	47,690	53,710
Selling, general and administrative expenses	(37,700)	(31,780)
Operating profit	9,990	21,930
Other expense, net:
Interest expense	(3,700)	(3,410)
Other income (expense), net	(70)	(280)
Other expense, net	(3,770)	(3,690)
Income before income tax expense	6,220	18,240
Income tax expense	(1,310)	(4,070)
Net income	$4,910	$14,170
Basic earnings per share:
Net income per share	$0.12	$0.33
Weighted average common shares—basic	41,543,625	42,799,206
Diluted earnings per share:
Net income per share	$0.12	$0.33
Weighted average common shares—diluted	41,802,037	43,109,693

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2023	2022
Net income	$4,910	$14,170
Other comprehensive income (loss):
Defined benefit plans (Note 16)	20	240
Foreign currency translation	5,290	(4,040)
Derivative instruments (Note 9)	(1,860)	1,560
Total other comprehensive income (loss)	3,450	(2,240)
Total comprehensive income	$8,360	$11,930

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$4,910	$14,170
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
(Gain) loss on dispositions of assets	(10)	20
Depreciation	8,760	8,470
Amortization of intangible assets	4,590	5,290
Amortization of debt issue costs	230	220
Deferred income taxes	2,070	3,000
Non-cash compensation expense	2,940	2,820
Increase in receivables	(11,850)	(22,330)
Increase in inventories	(1,590)	(910)
Decrease (increase) in prepaid expenses and other assets	1,490	(680)
Decrease in accounts payable and accrued liabilities	(2,360)	(5,210)
Other operating activities	510	810
Net cash provided by operating activities, net of acquisition impact	9,690	5,670
Cash Flows from Investing Activities:
Capital expenditures	(14,790)	(11,890)
Acquisition of businesses, net of cash acquired	(37,790)	(63,950)
Net proceeds from disposition of property and equipment	10	20
Net cash used for investing activities	(52,570)	(75,820)
Cash Flows from Financing Activities:
Proceeds from borrowings on revolving credit facilities	10,840	—
Repayments of borrowings on revolving credit facilities	(10,840)	—
Payments to purchase common stock	(10,400)	(9,060)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(2,310)	(970)
Dividends paid	(1,660)	(1,740)
Other financing activities	(2,950)	—
Net cash used for financing activities	(17,320)	(11,770)
Cash and Cash Equivalents:
Decrease for the period	(60,200)	(81,920)
At beginning of period	112,090	140,740
At end of period	$51,890	$58,820
Supplemental disclosure of cash flow information:
Cash paid for interest	$210	$310
Cash paid for taxes	$1,780	$620

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Three Months Ended March 31, 2023 and 2022
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2022	$420	$696,160	$(36,130)	$(8,620)	$651,830
Net income	—	—	4,910	—	4,910
Other comprehensive income	—	—	—	3,450	3,450
Purchase of common stock	—	(10,400)	—	—	(10,400)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,310)	—	—	(2,310)
Non-cash compensation expense	—	2,940	—	—	2,940
Dividends declared	—	(1,660)	—	—	(1,660)
Balances, March 31, 2023	$420	$684,730	$(31,220)	$(5,170)	$648,760

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2021	$430	$732,490	$(102,300)	$230	$630,850
Net income	—	—	14,170	—	14,170
Other comprehensive loss	—	—	—	(2,240)	(2,240)
Purchase of common stock	—	(9,060)	—	—	(9,060)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(970)	—	—	(970)
Non-cash compensation expense	—	2,820	—	—	2,820
Dividends declared	—	(1,740)	—	—	(1,740)
Balances, March 31, 2022	$430	$723,540	$(88,130)	$(2,010)	$633,830

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
Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2022 Annual Report on Form 10-K.
2. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Three months ended March 31,
Customer Markets	2023	2022
Consumer Products	$95,290	$107,560
Aerospace & Defense	49,990	44,520
Industrial	70,180	72,230
Total net sales	$215,460	$224,310
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
3. Realignment Actions
2022 Realignment Actions
During the three months ended March 31, 2022, the Company incurred realignment charges in its Packaging segment related to adjusting its labor force in facilities with lower demand, finalizing its Indianapolis, Indiana facility consolidation, costs incurred to reorganize its benefit plans in the United Kingdom, and for costs incurred as part of the Company's start-up and relocation to a new, larger facility in New Albany, Ohio. The Company also completed the Aerospace segment footprint realignment which began in 2021. In connection with these actions, the Company recorded pre-tax realignment charges of $2.3 million, of which $1.4 million were for employee-related costs and $0.9 million related to facility move and consolidation costs. For the three months ended March 31, 2022, $0.9 million and $1.4 million of these charges were included in cost of sales and selling, general and administrative expenses, respectively, in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. Acquisitions
2023 Acquisitions
On February 1, 2023, the Company acquired Aarts Packaging B.V. ("Aarts"), a luxury packaging solutions provider for beauty and lifestyle brands, as well as for customers in the food and life sciences end markets, for a purchase price of $37.8 million, net of cash acquired. The fair value of assets acquired and liabilities assumed included $20.4 million of goodwill, $10.9 million of intangible assets, $8.5 million of property and equipment, $7.4 million of net working capital, $3.9 million of net deferred tax liabilities and $5.5 million of other liabilities. Aarts, which is reported in the Company's Packaging segment, is located in Waalwijk, The Netherlands and historically generated €23 million in annual revenue.
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
5. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2023 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2022	$263,550	$69,700	$6,560	$339,810
Goodwill from acquisitions	20,420	—	—	20,420
Foreign currency translation and other	1,340	20	—	1,360
Balance, March 31, 2023	$285,310	$69,720	$6,560	$361,590
Other Intangible Assets
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of March 31, 2023		As of December 31, 2022
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$140,720	$(82,380)	$131,660	$(80,000)
Customer relationships, 15 – 25 years	129,670	(75,930)	129,650	(74,380)
Total customer relationships	270,390	(158,310)	261,310	(154,380)
Technology and other, 1 – 15 years	56,910	(39,710)	56,860	(38,990)
Technology and other, 17 – 30 years	43,300	(40,430)	43,300	(40,330)
Total technology and other	100,210	(80,140)	100,160	(79,320)
Indefinite-lived intangible assets:
Trademark/Trade names	62,690	—	60,340	—
Total other intangible assets	$433,290	$(238,450)	$421,810	$(233,700)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended March 31,
	2023	2022
Technology and other, included in cost of sales	$810	$900
Customer relationships, included in selling, general and administrative expenses	3,780	4,390
Total amortization expense	$4,590	$5,290
6. Inventories
Inventories consist of the following components (dollars in thousands):

	March 31, 2023	December 31, 2022
Finished goods	$76,980	$74,280
Work in process	40,990	38,090
Raw materials	53,780	50,990
Total inventories	$171,750	$163,360
7. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	March 31, 2023	December 31, 2022
Land and land improvements	$19,850	$15,220
Buildings	96,030	90,910
Machinery and equipment	478,720	461,480
	594,600	567,610
Less: Accumulated depreciation	299,380	289,860
Property and equipment, net	$295,220	$277,750
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended March 31,
	2023	2022
Depreciation expense, included in cost of sales	$8,560	$8,170
Depreciation expense, included in selling, general and administrative expenses	200	300
Total depreciation expense	$8,760	$8,470

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	March 31, 2023	December 31, 2022
4.125% Senior Notes due April 2029	$400,000	$400,000
Debt issuance costs	(5,040)	(5,270)
Long-term debt, net	$394,960	$394,730
Senior Notes
In March 2021, the Company issued $400.0 million aggregate principal amount of 4.125% senior notes due April 15, 2029 ("Senior Notes") at par value in a private placement under Rule 144A of the Securities Act of 1933, as amended ("Securities Act"). The Senior Notes accrue interest at a rate of 4.125% per annum, payable semi-annually in arrears on April 15 and October 15. The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis, by certain subsidiaries of the Company. The Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and effectively subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
Prior to April 15, 2024, the Company may redeem up to 40% of the principal amount of the Senior Notes at a redemption price of 104.125% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of one or more equity offerings provided that each such redemption occurs within 90 days of the date of closing of each such equity offering. In addition, prior to April 15, 2024, the Company may redeem all or part of the Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus a "make whole" premium. On or after April 15, 2024, the Company may redeem all or part of the Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

Year	Percentage
2024	102.063%
2025	101.031%
2026 and thereafter	100.000%
Credit Agreement
The Company is a party to a credit agreement ("Credit Agreement") consisting of a $300.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies, subject to a $125.0 million sub limit, maturing on March 29, 2026. The Credit Agreement is subject to benchmark interest rates determined based on the currency denomination of borrowings, with British pound sterling borrowings subject to the Sterling Overnight Index Average ("SONIA") and Euro borrowings to the Euro InterBank Offered Rate (“EURIBOR”), both plus a spread of 1.625%, and U.S. dollar borrowings subject to the Secured Overnight Financing Rate ("SOFR") plus a spread of 1.725%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date. The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
At March 31, 2023 and December 31, 2022, the Company had no amounts outstanding under its revolving credit facility and had $293.9 million potentially available after giving effect to $6.1 million of letters of credit issued and outstanding. After consideration of leverage restrictions contained in the Credit Agreement, as of March 31, 2023, the Company had $246.8 million of borrowing capacity available for general corporate purposes. The Company's borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of December 31, 2022.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At March 31, 2023, the Company was in compliance with its financial covenants contained in the Credit Agreement.
Other Revolving Loan Facility
In May 2021, the Company, through one of its non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings outstanding on this loan facility as of March 31, 2023 and December 31, 2022.
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.125% Senior Notes due April 2029	$400,000	$353,000	$400,000	$344,000
9. Derivative Instruments
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of March 31, 2023 and December 31, 2022, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	March 31, 2023	December 31, 2022
Net Investment Hedges
Cross-currency swaps	Other long-term liabilities	(9,590)	(7,090)
The following table summarizes the income recognized in accumulated other comprehensive income (loss) ("AOCI") on derivative contracts designated as hedging instruments as of March 31, 2023 and December 31, 2022, and the amounts reclassified from AOCI into earnings for the three and three months ended March 31, 2023 and 2022 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
				Three months ended March 31,
	As of March 31, 2023	As of December 31, 2022	Location of Income Reclassified from AOCI into Earnings (Effective Portion)	2023	2022
Net Investment Hedges
Cross-currency swaps	$13,460	$15,320	Other income (expense), net	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.
Derivatives Not Designated as Hedging Instruments
As of March 31, 2023, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of $185.7 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, Canadian dollar, Chinese yuan, and the Mexican peso, as well as between the Euro and British pound, and have various settlement dates through September 2023. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of income.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of income (dollars in thousands):

		Amount of Income (Loss) Recognized in Earnings on Derivatives
		Three months ended March 31,
	Location of Income (Loss) Recognized in Earnings on Derivatives	2023	2022
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(760)	$810

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Cross-currency swaps	Recurring	$(9,590)	$—	$(9,590)	$—
Foreign exchange contracts	Recurring	$(2,200)	$—	$(2,200)	$—
December 31, 2022
Cross-currency swaps	Recurring	$(7,090)	$—	$(7,090)	$—
Foreign exchange contracts	Recurring	$(1,790)	$—	$(1,790)	$—
10. Leases
The majority of the Company's lease obligations are non-cancelable operating leases for certain equipment and facilities. The Company's finance leases are for certain equipment as part of the Company's acquisition of Aarts. Leases with an initial term of 12 months or less are not recorded on the balance sheet; expense related to these leases is recognized on a straight-line basis over the lease term.
Supplemental balance sheet information related to the Company's leases are shown below (dollars in thousands):

	Balance Sheet Location	March 31, 2023	December 31, 2022
Assets
Operating leases	Operating lease right-of-use assets	$47,040	$47,280
Finance leases	Property and equipment, net (a)	2,580	—
Total lease assets		$49,620	$47,280
Liabilities
Current:
Operating leases	Lease liabilities, current portion	$8,550	$8,280
Finance leases	Lease liabilities, current portion	490	—
Long-term:
Operating leases	Lease liabilities	40,150	41,010
Finance leases	Lease liabilities	2,040	—
Total lease liabilities		$51,230	$49,290
__________________________
(a)     Finance leases were recorded net of accumulated depreciation of $0.1 million as of March 31, 2023.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The components of lease expense are as follows (dollars in thousands):

		Three months ended March 31,
	Statement of Income Location	2023	2022
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$2,580	$2,310
Finance lease cost:
Depreciation of lease assets	Cost of sales	40	—
Interest on lease liabilities	Interest expense	10	—
Short-term, variable and other lease costs	Cost of sales and Selling, general and administrative expenses	640	690
Total lease cost		$3,270	$3,000
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)	Finance Leases(a)
2023 (excluding the three months ended March 31, 2023)	$7,830	$410
2024	9,610	530
2025	8,200	520
2026	7,920	600
2027	6,820	690
Thereafter	14,830	—
Total lease payments	55,210	2,750
Less: Imputed interest	(6,510)	(220)
Present value of lease liabilities	$48,700	$2,530
__________________________
(a)     The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
Other information related to the Company's leases are as follows (dollars in thousands):

	Three months ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,590	$2,270
Operating cash flows from finance leases	10	—
Financing cash flows from finance leases	80	—
Lease assets obtained in exchange for new lease liabilities:
Operating leases	4,780	4,750
Finance leases	2,620	—
The weighted-average remaining lease term of the Company's operating leases and finance leases as of March 31, 2023 is 6.6 years and 4.3 years, respectively. The weighted-average discount rate for the operating leases and finance leases as of March 31, 2023 is 3.9% and 2.6%, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11. Other long-term liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	March 31, 2023	December 31, 2022
Non-current asbestos-related liabilities	$25,870	$26,370
Other long-term liabilities	32,770	29,970
Total other long-term liabilities	$58,640	$56,340
12. Commitments and Contingencies
Asbestos
As of March 31, 2023, the Company was a party to 434 pending cases involving an aggregate of 4,817 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by its former Lamons division and certain other related subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Three Months Ended March 31, 2023	4,798	71	43	9	4,817	$27,500	$420,000
Fiscal Year Ended December 31, 2022	4,754	236	168	24	4,798	$79,869	$2,180,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,817 claims pending at March 31, 2023, 40 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At March 31, 2023, of the 40 claims that set forth specific amounts, there were zero claims seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	3	37
Relatively few claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 30 years ago, have been $12.7 million. All relief sought in the asbestos cases is monetary in nature. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company records a liability for asbestos-related claims, which includes both known and unknown claims, based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity.
In the fourth quarter of 2022, the Company commissioned its actuary to update the study, based on data as of September 30, 2022, which yielded a range of possible future liability of $29.6 million to $39.5 million. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore recorded a non-cash, pre-tax charge of $5.6 million to increase the liability estimate to $29.6 million, at the low-end of the range. As of March 31, 2023, the Company’s total asbestos-related liability is $28.6 million, and is included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.
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
Packaging – TriMas' Packaging segment consists primarily of the Rieke®, Affaba & Ferrari™, Taplast™, Rapak®, Plastic Srl, Aarts Packaging, Intertech and Omega brands. TriMas Packaging develops and manufactures a broad array of dispensing products (such as foaming pumps, lotion and hand soaps and sanitizer pumps, beverage dispensers, perfume sprayers, nasal sprayers and trigger sprayers), polymeric and steel caps and closures (such as food lids, flip-top closures, child resistance caps, beverage closures, fragrance and cosmetic caps, drum and pail closures, and flexible spouts), polymeric jar products, fully integrated dispensers for fill-ready bag-in-box applications, and consumable vascular delivery and diagnostic test components, all for a variety of consumer products submarkets including, but not limited to, beauty and personal care, food and beverage, home care, and life sciences, including but not limited to pharmaceutical, nutraceutical, and medical, as well as industrial markets (including agricultural).
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Specialty Products – TriMas' Specialty Products segment, which includes the Norris Cylinder™ and Arrow® Engine brands, designs, manufactures and distributes highly-engineered steel cylinders, wellhead engines and compression systems for use within industrial markets.
Segment activity is as follows (dollars in thousands):

	Three months ended March 31,
	2023	2022
Net Sales
Packaging	$116,220	$138,490
Aerospace	49,990	44,520
Specialty Products	49,250	41,300
Total	$215,460	$224,310
Operating Profit (Loss)
Packaging	$14,390	$21,330
Aerospace	1,430	1,840
Specialty Products	9,750	7,240
Corporate	(15,580)	(8,480)
Total	$9,990	$21,930
14. Equity Awards
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the three months ended March 31, 2023:
•granted 250,625 RSUs to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company;
•granted 27,560 RSUs to its non-employee independent directors, which fully vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date; and
•issued 31 RSUs to certain employees related to dividend equivalent rights on existing equity awards.
During 2023, the Company also awarded 95,017 performance-based RSUs to certain Company key employees which vest three years from the grant date as long as the employee remains with the Company. These awards are initially earned 50% based upon the Company's achievement of an earnings per share compound annual growth rate ("EPS CAGR") metric and 50% based upon the Company's cash return on net assets ("Cash RONA") metric over a period beginning January 1, 2023 and ending December 31, 2025. The total EPS CAGR and Cash RONA performance-based RSUs initially earned shall be subject to modification based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group, measured over the performance period. TSR is calculated as the Company's average closing stock price for the 20 trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20 trading days prior to the start of the performance period. The Company estimates the grant-date fair value subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk-free rate of 4.36% and annualized volatility of 33.9%. Depending on the performance achieved for these two metrics, the amount of shares earned, if any, can vary for each metric from 0% of the target award to a maximum of 250% of the target.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During 2020, the Company awarded performance-based RSUs to certain Company key employees which were earned 50% based upon the Company's achievement of earnings per share compound annual growth rate metric over a period beginning January 1, 2020 and ending December 31, 2022. The remaining 50% of the awards were earned based on the Company's total shareholder return relative to the TSR of the common stock of a pre-defined industry peer-group, measured over the performance period. The Company attained 62.7% of the target on a weighted average basis, resulting in a decrease of 32,430 shares during the three months ended March 31, 2023.
During 2020, the Company awarded performance-based RSUs to certain Company key employees which were earned based upon the Company's stock price performance over the period beginning January 1, 2020 and ending December 31, 2022. The stock price achievement was calculated based on the Company's average closing stock price for each quarter end for the 20 trading days up to and including March 31, June 30, September 30 and December 31, 2022, respectively. The Company did not meet the minimum performance threshold resulting in a decrease of 86,275 shares during the three months ended March 31, 2023.
Information related to RSUs at March 31, 2023 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	719,449	$28.40
Granted	373,233	29.62
Vested	(237,865)	27.85
Cancelled	(137,661)	18.33
Outstanding at March 31, 2023	717,156	$31.16	1.7	$19,979,966
As of March 31, 2023, there was $13.6 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 1.8 years.
The Company recognized stock-based compensation expense related to RSUs of $2.9 million and $2.8 million during the three months ended March 31, 2023 and 2022, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
15. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to RSUs. The following table summarizes the dilutive effect of RSUs to purchase common stock for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Weighted average common shares—basic	41,543,625	42,799,206
Dilutive effect of restricted stock units	258,412	310,487
Weighted average common shares—diluted	41,802,037	43,109,693
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate. This announcement represented the most recent update from the initial authorization, approved in November 2015, of up to $50 million of purchases in the aggregate of its common stock. In the three months ended March 31, 2023, the Company purchased 350,862 shares of its outstanding common stock for $10.4 million. During the three months ended March 31, 2022, the Company purchased 282,003 shares of its outstanding common stock for $9.1 million. As of March 31, 2023, the Company has $95.3 million remaining under the repurchase authorization.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Holders of common stock are entitled to dividends at the discretion of the Company's Board of Directors. In 2021, the Company's Board of Directors declared the first dividend since the Company's initial public offering in 2007. During the three months ended March 31, 2023 and 2022, the Company's cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.7 million.
16. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost (income) are as follows (dollars in thousands):

	Three months ended March 31,
	2023	2022
Service costs	$120	$200
Interest costs	320	230
Expected return on plan assets	(530)	(410)
Settlement/curtailment loss	—	150
Amortization of net loss	30	140
Net periodic benefit cost (income)	$(60)	$310
The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of income.
During the three months ended March 31, 2022, the Company recorded a non-cash curtailment expense of $0.2 million, as it transitioned certain active employees previously participating in a defined benefit plan in the United Kingdom to a defined contribution plan, thereby eliminating future service cost accruals for all employees under this defined benefit plan.
The Company contributed $0.3 million to its defined benefit pension plans during the three months ended March 31, 2023. The Company expects to contribute $1.2 million to its defined benefit pension plans for the full year 2023.
17. Other Comprehensive Income (Loss)
Changes in AOCI by component for the three months ended March 31, 2023 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2022	$(5,380)	$15,320	$(18,560)	$(8,620)
Net unrealized gains (losses) arising during the period (a)	—	(1,860)	5,290	3,430
Less: Net realized losses reclassified to net income	(20)	—	—	(20)
Net current-period other comprehensive income (loss)	20	(1,860)	5,290	3,450
Balance, March 31, 2023	$(5,360)	$13,460	$(13,270)	$(5,170)
__________________________
(a)     Derivative instruments, net of income tax of $0.6 million. See Note 9, "Derivative Instruments," for further details.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
(b)     Defined benefit plans, net of income tax of $0.1 million. See Note 16, "Defined Benefit Plans," for further details.
18. Subsequent Events
On April 20, 2023, the Company announced that its Board of Directors had declared a cash dividend of $0.04 per share of TriMas Corporation common stock, which will be payable on May 11, 2023 to shareholders of record as of the close of business on May 4, 2023.
On April 21, 2023, the Company acquired the operating net assets of Weldmac Manufacturing Company (“Weldmac”) for an initial purchase price of $35.7 million. The acquisition is subject to customary closing conditions, as well as additional contingent consideration of up to $10.0 million to be paid based on achievement of earnings targets, as defined in the purchase agreement. Weldmac is a leading designer and manufacturer of high-performance, complex metal fabricated components and assemblies for the aerospace, defense and space launch end markets with annual net sales of $33 million. Weldmac will become part of the Aerospace reportable segment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward-Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2022.

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
Our results of operations have been materially impacted over the past few years by macro-economic factors, first by the onset and proliferation of the coronavirus ("COVID-19") pandemic, then further from increased energy costs and supply chain disruptions from the Russia-Ukraine conflict, and more recently by cost inflation (raw materials, wage rates and freight) and a lack of material availability. These factors significantly affected each of our businesses and how we operate, albeit in different ways and magnitudes. Sales in our Packaging segment for dispensing and closure products used in applications to help fight the spread of germs have experienced extreme volatility in demand, with demand spiking to record highs after the onset of the pandemic, demand abating as expected from those high levels, and for the last three quarters demand abruptly falling as a result of some of our larger customers' choices to rebalance on-hand inventory levels given the current macro-economic environment. Sales of certain of our industrial and aerospace-related products were significantly depressed from historical levels following the onset of the pandemic, but demand has significantly increased in recent quarters, to where the industrial demand in our Specialty Products segment has rebounded to pre-pandemic levels, while demand in our Aerospace segment continues to increase (and more quickly than expected) as air travel has picked-up and new aircraft build rates improve. Altogether, this significant level of volatility in demand levels, input and transportation costs and material and labor availability have pressured our ability to operate efficiently and at historical margin levels.
Overall, our first quarter 2023 net sales decreased $8.9 million, or 3.9%, compared to first quarter 2022. We experienced sales growth from acquisitions in our Packaging segment as well as sales increases within our Specialty Products and Aerospace segments as a result of increased demand levels in North America. We also believe that supply constraints, specifically the availability of certain specialized metallic raw materials, impacted our ability to capture additional sales in the quarter within TriMas Aerospace. These factors were more than offset by reduced demand for dispensers and closures used in consumer products and industrial applications within our Packaging segment, which we believe declined primarily due to initiatives by several of our larger customers to rebalance their inventory levels as well as a result of continued weaker consumer sentiment.
The most significant drivers affecting our financial results in first quarter 2023 compared with first quarter 2022, other than as directly impacted by sales changes, were the impact of our recent acquisitions and $3.9 million higher third party business diligence and consulting expenses in our corporate office in support of prospective streamlining actions and growth initiatives.
In February 2023, we acquired Aarts Packaging B.V. ("Aarts"), a luxury packaging solutions provider for beauty and lifestyle brands, as well as for customers in the food and life sciences end markets, for a purchase price of $37.8 million, net of cash acquired. Aarts, which is reported in the Company's Packaging segment, is located in Waalwijk, The Netherlands and contributed $4.3 million of net sales during first quarter 2023.

Additional Key Risks that May Affect Our Reported Results
We have executed significant realignment actions over the past few years, primarily in our Aerospace and Specialty Products segments, and also in certain Packaging product areas where demand has fallen. We will continue to assess further actions if required. However, as a result of the current period of macroeconomic inflation and uncertainty, the impact of the COVID-19 pandemic, and the potential impact of such factors to our future results of operations, as well if there is an impact to TriMas' market capitalization, we may record additional cash and non-cash charges related to incremental realignment actions, asset impairments as well as for uncollectible customer account balances, excess inventory and idle production equipment.
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
We are sensitive to price movements and availability of our raw materials supply. Our largest raw material purchases are for resins (such as polypropylene and polyethylene), steel, aluminum and other oil and metal-based purchased components, the costs for each of which have been somewhat volatile over the past couple of years. There has been some volatility over the past two years as a direct and indirect result of foreign trade policy, where tariffs on certain of our commodity-based products sourced from Asia have been instituted, and certain North American suppliers have opportunistically increased their prices. We will continue to take actions to mitigate such increases, including implementing commercial pricing adjustments, resourcing to alternate suppliers and insourcing of previously sourced products to better leverage our global manufacturing footprint. Although we believe we are generally able to mitigate the impact of higher commodity costs over time, we may experience additional material costs and disruptions in supply in the future and may not be able to pass along higher costs to our customers in the form of price increases or otherwise mitigate the impacts to our operating results.
Although we have escalator/de-escalator clauses in commercial contracts with certain of our customers, or can modify prices based on market conditions to recover higher costs, our price increases generally lag the underlying material cost increase, and we cannot be assured of full cost recovery in the open market. If input costs increase at rapid rates, our ability to recover cost increases on a timely basis is made more difficult by the lag nature of these contracts.
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
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In 2020, our Board of Directors increased the authorization of share repurchases to a cumulative amount of $250 million. During first quarter 2023, we purchased 350,862 shares of our outstanding common stock for an aggregate purchase price of $10.4 million. As of March 31, 2023, we had $95.3 million remaining under the repurchase authorization.
In addition, in first quarter 2023, we declared dividends of $0.04 per share of common stock and paid dividends of $1.7 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, as well as dividends, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three months ended March 31,
	2023	As a Percentage of Net Sales	2022	As a Percentage of Net Sales
Net Sales
Packaging	$116,220	53.9%	$138,490	61.8%
Aerospace	49,990	23.2%	44,520	19.8%
Specialty Products	49,250	22.9%	41,300	18.4%
Total	$215,460	100.0%	$224,310	100.0%
Gross Profit
Packaging	$27,240	23.4%	$36,360	26.3%
Aerospace	8,580	17.2%	8,030	18.0%
Specialty Products	11,870	24.1%	9,320	22.6%
Total	$47,690	22.1%	$53,710	23.9%
Selling, General and Administrative Expenses
Packaging	$12,850	11.1%	$15,030	10.9%
Aerospace	7,150	14.3%	6,190	13.9%
Specialty Products	2,120	4.3%	2,080	5.0%
Corporate	15,580	N/A	8,480	N/A
Total	$37,700	17.5%	$31,780	14.2%
Operating Profit (Loss)
Packaging	$14,390	12.4%	$21,330	15.4%
Aerospace	1,430	2.9%	1,840	4.1%
Specialty Products	9,750	19.8%	7,240	17.5%
Corporate	(15,580)	N/A	(8,480)	N/A
Total	$9,990	4.6%	$21,930	9.8%
Depreciation
Packaging	$5,950	5.1%	$5,540	4.0%
Aerospace	1,860	3.7%	1,900	4.3%
Specialty Products	920	1.9%	990	2.4%
Corporate	30	N/A	40	N/A
Total	$8,760	4.1%	$8,470	3.8%
Amortization
Packaging	$1,560	1.3%	$2,170	1.6%
Aerospace	2,910	5.8%	3,010	6.8%
Specialty Products	120	0.2%	110	0.3%
Corporate	—	N/A	—	N/A
Total	$4,590	2.1%	$5,290	2.4%

Results of Operations
The principal factors impacting us during the three months ended March 31, 2023, compared with the three months ended March 31, 2022, were:
•reductions in demand for products in certain end markets due to significant customer inventory rebalancing;
•the impact of recent acquisitions, primarily Intertech and Aarts;
•significant demand increases in our Aerospace and Specialty Products segments; and
•higher business diligence and consulting fees in support of our growth initiatives.

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Overall, net sales decreased $8.9 million, or 3.9%, to $215.5 million for the three months ended March 31, 2023, as compared with $224.3 million in the three months ended March 31, 2022. Acquisition-related sales growth was $9.5 million, comprised of $5.2 million resulting from the January through February 2023 sales of our February 2022 acquisition of Intertech and $4.3 million from our February 2023 acquisition of Aarts. Organic sales, excluding the impact of currency exchange and acquisitions, decreased $15.9 million, as increases in our Specialty Products and Aerospace segments driven by end market demand improvements were more than offset by decreases in the Packaging segment due to lower market demand, primarily as a result of several of our larger customers' choices to rebalance their inventory levels. In addition, net sales decreased by $2.6 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of a strengthening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 22.1% and 23.9% for the three months ended March 31, 2023 and 2022, respectively. Gross profit margin decreased due to lower sales and lower absorption of fixed costs within the Packaging segment, a less favorable product sales mix and inefficiencies driven by material availability delays within the Aerospace segment, partially offset by margin improvement within the Specialty Products segment due to higher sales leveraged across our existing fixed costs.
Operating profit margin (operating profit as a percentage of sales) approximated 4.6% and 9.8% for the three months ended March 31, 2023 and 2022, respectively. Operating profit decreased $11.9 million to $10.0 million in the three months ended March 31, 2023, from $21.9 million for the three months ended March 31, 2022, primarily due to lower sales levels and lower absorption of fixed costs within our Packaging segment, a less favorable product sales mix, inefficiencies resulting from material availability delays in our Aerospace segment, and higher selling, general and administrative expenses in our Aerospace segment, and an increase in professional fees, partially offset by higher sales levels and a favorable product sales mix within our Specialty Products segment.
Interest expense increased $0.3 million, to $3.7 million for the three months ended March 31, 2023, compared to $3.4 million for the three months ended March 31, 2022, due to a higher effective interest rate as a result of lower notional amounts of cross-currency swaps.
Other income (expense) decreased $0.2 million to $0.1 million of expense for the three months ended March 31, 2023, as compared to $0.3 million of expense for the three months ended March 31, 2022, primarily due to a decrease in losses on transactions denominated in foreign currencies.
The effective income tax rate for the three months ended March 31, 2023 and 2022 was 21.1% and 22.3%, respectively. We recorded income tax expense of $1.3 million and $4.1 million for the three months ended March 31, 2023 and 2022, respectively.
Net income decreased $9.3 million, to $4.9 million for the three months ended March 31, 2023, as compared to $14.2 million for the three months ended March 31, 2022. The decrease was primarily the result of a decrease in operating profit of $11.9 million and an increase in interest expense of $0.3 million, partially offset by a decrease in income tax expense of $2.8 million and a decrease in other expense of $0.2 million.
See below for a discussion of operating results by segment.

Packaging. Net sales decreased $22.3 million, or 16.1%, to $116.2 million in the three months ended March 31, 2023, as compared to $138.5 million in the three months ended March 31, 2022. Acquisition-related sales growth was $9.5 million, comprised of $5.2 million resulting from the January through February 2023 sales of our February 2022 acquisition of Intertech and $4.3 million from our February 2023 acquisition of Aarts. Sales of products used in food and beverage markets decreased by $9.8 million, primarily due to lower demand for closures and dispensers. Sales of products used in industrial markets decreased by $9.8 million, primarily as a result of lower demand for drum closure products in North America. Sales of dispensing products used in beauty and personal care, as well as home care, applications decreased by $9.7 million. We believe that the decrease in sales in each of these categories reflects ongoing actions by many of our customers to work-down elevated inventory positions and closely manage their order activity given continuing uncertainty around consumer sentiment as a result of the inflationary environment. Net sales decreased by $2.5 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of the strengthening U.S. dollar relative to foreign currencies, as compared to first quarter 2022.
Gross profit decreased $9.1 million to $27.2 million, or 23.4% of sales, in the three months ended March 31, 2023, as compared to $36.4 million, or 26.3% of sales, in the three months ended March 31, 2022, primarily due to lower sales and resulting lower absorption of fixed costs. Gross profit further declined in first quarter 2023 due to $0.8 million of unfavorable currency exchange, as our reported results in U.S. dollars were impacted as a result of the strengthening U.S. dollar relative to foreign currencies. The decrease in gross profit was partially offset by $1.2 million of lower energy costs compared with the spike in costs in first quarter 2022, primarily in the Europe-based operations.
Selling, general and administrative expenses decreased $2.2 million to $12.9 million, or 11.1% of sales, in the three months ended March 31, 2023, as compared to $15.0 million, or 10.9% of sales, in the three months ended March 31, 2022, primarily due to $1.3 million of employee-related costs associated with our realignment actions in first quarter of 2022, that did not repeat in first quarter of 2023. In addition, we incurred lower intangible asset amortization expense due to certain assets becoming fully amortized, as well as lowered overall spending levels in first quarter 2023, consistent with current lower demand levels. These decreases offset the higher ongoing selling, general and administrative costs associated with our acquisitions.
Operating profit decreased $6.9 million to $14.4 million, or 12.4% of sales, in the three months ended March 31, 2023, as compared to $21.3 million, or 15.4% of sales, in the three months ended March 31, 2022, as the impact of lower selling, general and administrative expenses and energy costs was more than offset by lower sales levels, lower absorption of fixed costs and the impact of $0.3 million of unfavorable currency exchange.
Aerospace.    Net sales for the three months ended March 31, 2023 increased $5.5 million, or 12.3%, to $50.0 million, as compared to $44.5 million in the three months ended March 31, 2022. Sales of our fasteners products increased by $3.5 million due to increases in demand for fasteners used in new aircraft builds plus market share gains. Sales of our engineered components products increased by $2.0 million due to higher end market demand.
Gross profit increased $0.6 million to $8.6 million, or 17.2% of sales, in the three months ended March 31, 2023, from $8.0 million, or 18.0% of sales, in the three months ended March 31, 2022. Gross profit dollars increased primarily due to higher sales levels, while gross profit margin declined due to a less favorable product sales mix and inefficiencies driven by material availability constraints and delays.
Selling, general and administrative expenses increased $1.0 million to $7.2 million, or 14.3% of sales, in the three months ended March 31, 2023, as compared to $6.2 million, or 13.9% of sales, in the three months ended March 31, 2022, primarily due to higher employee-related costs in support of the increased sales levels.
Operating profit decreased $0.4 million to $1.4 million, or 2.9% of sales, in the three months ended March 31, 2023, as compared to $1.8 million, or 4.1% of sales, in the three months ended March 31, 2022, as the impact of higher sales was offset by a less favorable product sales mix, inefficiencies resulting from material availability delays, and higher selling, general and administrative expenses.
Specialty Products.   Net sales for the three months ended March 31, 2023 increased $8.0 million, or 19.2%, to $49.3 million, as compared to $41.3 million in the three months ended March 31, 2022. Sales of our cylinder products increased $3.5 million due to higher demand for steel cylinders in North America. Sales of engines, compressors and related parts used in stationary power generation and assistance applications for natural gas and crude oil extraction increased by $4.5 million, primarily as a result of higher oil-field activity in North America.
Gross profit increased $2.6 million to $11.9 million, or 24.1% of sales, in the three months ended March 31, 2023, as compared to $9.3 million, or 22.6% of sales, in the three months ended March 31, 2022. Gross profit increased in the first quarter of 2023 primarily as a result of higher sales levels, while margin also improved due to leveraging the higher sales levels with the existing cost footprint.

Selling, general and administrative expenses were flat at $2.1 million, or 4.3% of sales, in the three months ended March 31, 2023, as compared to $2.1 million, or 5.0% of sales, in the three months ended March 31, 2022, as the business leveraged the higher sales levels without need for incremental spending.
Operating profit increased $2.5 million to $9.8 million, or 19.8% of sales, in the three months ended March 31, 2023, as compared to $7.2 million, or 17.5% of sales, in the three months ended March 31, 2022, primarily due to higher sales levels.
Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended March 31,
	2023	2022
Corporate operating expenses	$12.5	$5.5
Non-cash stock compensation	2.9	2.8
Legacy expenses	0.2	0.2
Corporate expenses	$15.6	$8.5
Corporate expenses increased $7.1 million to $15.6 million for the three months ended March 31, 2023, from $8.5 million for the three months ended March 31, 2022, due to $3.9 million higher professional fees primarily for business diligence and consulting as well as $0.6 million increased incentive compensation expense in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, in addition to $1.5 million of costs now reported as corporate operating expenses related to centralizing certain of our information technology costs in the three months ended March 31, 2023.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were $9.7 million for the three months ended March 31, 2023, as compared to $5.7 million for the three months ended March 31, 2022. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:
•For the three months ended March 31, 2023, the Company generated $24.0 million in cash flows, based on the reported net income of $4.9 million and after considering the effects of non-cash items related to depreciation, amortization, (gain) loss on dispositions of assets, changes in deferred income taxes, stock-based compensation and other operating activities. For the three months ended March 31, 2022, the Company generated $34.8 million in cash flows based on the reported net income of $14.2 million and after considering the effects of similar non-cash items.
•Increases in accounts receivable resulted in a use of cash of $11.9 million and $22.3 million for the three months ended March 31, 2023 and 2022, respectively. The increased use of cash for each of the three month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables increased by three days through the three months ended March 31, 2023, and increased by six days through the three months ended March 31, 2022.
•We increased our investment in inventory by $1.6 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. Our days sales in inventory decreased by two days through the three months ended March 31, 2023, and decreased by three days through the three months ended March 31, 2022, as we continue to moderate inventory levels in line with sales levels.
•A decrease in prepaid expenses and other assets resulted in a source of cash of $1.5 million for the three months ended March 31, 2023, while an increase in prepaid expenses and other assets resulted in a use of cash of $0.7 million for the three months ended March 31, 2022. These changes were primarily a result of the timing of payments made for income taxes and certain operating expenses.
•Decreases in accounts payable and accrued liabilities resulted in a use of cash of $2.4 million and $5.2 million for the three months ended March 31, 2023 and 2022, respectively. Days accounts payable on hand decreased by three days through the three months ended March 31, 2023 while remaining consistent through the three months ended March 31, 2022. Our days accounts payable on hand fluctuate primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms.
Net cash used for investing activities for the three months ended March 31, 2023 and 2022 was $52.6 million and $75.8 million, respectively. During the first three months of 2023, we invested $14.8 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects, and paid $37.8 million, net of cash acquired, to acquire Aarts. During the first three months of 2022, we invested $11.9 million in capital expenditures and paid $64.0 million, net of cash acquired, to acquire Intertech.
Net cash used for financing activities for the three months ended March 31, 2023 and 2022 was $17.3 million and $11.8 million, respectively. During the three months ended March 31, 2023, we purchased $10.4 million of outstanding common stock, used a net cash amount of $2.3 million related to our stock compensation arrangements, paid dividends of $1.7 million and paid $3.0 million related to liabilities assumed in our acquisition of Aarts. During the three months ended March 31, 2022, we purchased $9.1 million of outstanding common stock, used a net cash amount of $1.0 million related to our stock compensation arrangements, and paid dividends of $1.7 million.
Our Debt and Other Commitments
In March 2021, we issued $400.0 million aggregate principal amount of 4.125% senior notes due April 15, 2029 ("Senior Notes") at par value in a private placement under Rule 144A of the Securities Act of 1933, as amended ("Securities Act"). The Senior Notes accrues interest at a rate of 4.125% per annum, payable semi-annually in arrears on April 15 and October 15. The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis, by certain subsidiaries of the Company. The Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and effectively subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Prior to April 15, 2024, we may redeem up to 40% of the principal amount of the Senior Notes at a redemption price of 104.125% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of one or more equity offerings provided that each such redemption occurs within 90 days of the date of closing of each such equity offering. In addition, prior to April 15, 2024, we may redeem all or part of the Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus a "make whole" premium.
For the three months ended March 31, 2023, our consolidated subsidiaries that do not guarantee the Senior Notes represented 29% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented 38% and 14% of the total guarantor and non-guarantor assets and liabilities, respectively, as of March 31, 2023, treating the guarantor and non-guarantor subsidiaries each as a consolidated group.
We are party to a credit agreement ("Credit Agreement") consisting of a $300.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies, subject to a $125.0 million sub limit, maturing on March 29, 2026. The Credit Agreement is subject to benchmark interest rates determined based on the currency denomination of borrowings, with British pound sterling borrowings subject to the Sterling Overnight Index Average ("SONIA") and Euro borrowings to the Euro InterBank Offered Rate (“EURIBOR”), both plus a spread of 1.625%, and U.S. dollar borrowings subject to the Secured Overnight Financing Rate ("SOFR") plus a spread of 1.725%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date. Our revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate.
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
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of March 31, 2023. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 2.37 to 1.00 at March 31, 2023. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of March 31, 2023. Our actual interest expense coverage ratio was 11.97 to 1.00 at March 31, 2023. At March 31, 2023, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended March 31, 2023 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended March 31, 2023
Net income	$56,910
Bank stipulated adjustments:
Interest expense	14,400
Income tax expense	18,740
Depreciation and amortization	52,810
Non-cash compensation expense(1)	9,960
Other non-cash expenses or losses	460
Non-recurring expenses or costs(2)	11,740
Extraordinary, non-recurring or unusual gains or losses	5,590
Effects of purchase accounting adjustments	840
Business and asset dispositions	(21,970)
Permitted acquisitions	3,140
Currency gains and losses	(770)
Consolidated Bank EBITDA, as defined	$151,850

	March 31, 2023
Total Indebtedness, as defined(3)	$360,640
Consolidated Bank EBITDA, as defined	151,850
Total net leverage ratio	2.37	x
Covenant requirement	4.00	x

Twelve Months Ended March 31, 2023
Interest expense	$14,400
Bank stipulated adjustments:
Interest income	(800)
Non-cash amounts attributable to amortization of financing costs	(910)
Total Consolidated Cash Interest Expense, as defined	$12,690

	March 31, 2023
Consolidated Bank EBITDA, as defined	$151,850
Total Consolidated Cash Interest Expense, as defined	12,690
Actual interest expense coverage ratio	11.97	x
Covenant requirement	3.00	x
_____________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to diligence and transaction costs, purchase accounting costs, severance, relocation, restructuring and curtailment expenses.
(3)        Includes $2.5 million of finance leases as of March 31, 2023.

At March 31, 2023 and December 31, 2022, we had no amounts outstanding under our revolving credit facility and had $293.9 million potentially available after giving effect to $6.1 million of letters of credit issued and outstanding. Our letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of leverage restrictions contained in the Credit Agreement, as of March 31, 2023, we had $246.8 million of borrowing capacity available for general corporate purposes. Our borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of December 31, 2022.
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
Our weighted average borrowings during the first three months of 2023 approximated $403.0 million, compared to $400.0 million during the first three months of 2022, primarily due to borrowings made on our revolving credit facility.
In May 2021, we, through one of our non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings on this loan facility as of March 31, 2023.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.
While more than half of our cash on hand as of March 31, 2023 is located outside of the U.S., given available funding under our revolving credit facility of $246.8 million at March 31, 2023 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future, as well as dividends and share repurchases.
We are subject to variable interest rates on our revolving credit facility, which is subject to a benchmark interest rate determined based on the currency denomination of borrowings. At March 31, 2023, we had no amounts outstanding on our revolving credit facility and, therefore, no variable rate-based borrowings outstanding.
In addition to our long-term debt, we have other cash commitments related to leases. The majority of our lease transactions are accounted for as operating leases, and annual rent expense for continuing operations related thereto approximated $13.9 million in 2022. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
As part of our first quarter 2023 acquisition of Aarts, we assumed a $2.9 million liability to a bank related to the advance funding of certain accounts receivable invoices. We terminated this arrangement, and repaid the outstanding balance, in March 2023.
In March 2020, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $250 million in the aggregate, an increase of $100 million from the prior authorization.  In the three months ended March 31, 2023, we purchased 350,862 shares of our outstanding common stock for an aggregate purchase price of and $10.4 million, respectively. Since the initial authorization through March 31, 2023, we have purchased 5,465,765 shares of our outstanding common stock for an aggregate purchase price of $154.7 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock and the payment of dividends, depending on market conditions, including the potential impact of the COVID-19 pandemic, and other factors.
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

We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of March 31, 2023, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of $185.7 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 9, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
We are also subject to interest risk as it relates to our long-term debt. See Note 8, "Long-term Debt," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
Common Stock
TriMas is listed in the NASDAQ Global Select Market. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On March 31, 2023, Moody's affirmed a Ba3 rating to our Senior Notes. See Note 8, "Long-term Debt" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also affirmed a Ba2 Corporate Family Rating and maintained its outlook as stable. On May 12, 2022, Standard & Poor's affirmed a BB- rating to our Senior Notes. Standard & Poor also affirmed a BB corporate credit rating and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
We expect that the current macro-economic and global market uncertainties will persist in 2023, making it a challenging environment to effectively and efficiently transact business in the end markets we serve. We continue to experience volatility in our customers' order patterns, inflationary pressures for certain input costs (raw materials and wage rates in particular), with supply chain disruptions limiting material availability for certain products, and with labor availability remaining at lower levels than prior to the pandemic. While our Specialty Products segment continues to grow to meet higher industrial demand, and is converting that demand at near record-level margins, the macro-economic impacts are more challenging in our Packaging segment, primarily due to significantly elevated inventory positions and uncertainty regarding future consumer sentiment in the current inflationary environment, all of which have reduced current demand levels, and in our Aerospace segment, which is experiencing strong order intake but is challenged with material constraints. No matter the outcome of these factors, we expect to continue to mitigate, as much as practical, the impact of these challenges, executing on streamlining actions and taking other steps as necessary, to maintain our strong balance sheet and generate cash in support of our capital allocation strategy.
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
Impact of New Accounting Standards
There were no new accounting pronouncements issued or effective as of March 31, 2023 that are expected to have a material impact on our consolidated financial statements.

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
During the quarter ended March 31, 2023, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2022.

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
Evaluation of disclosure controls and procedures
As of March 31, 2023, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 12, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2022 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1, 2023 to January 31, 2023	190,040	$29.39	190,040	$100,108,531
February 1, 2023 to February 28, 2023	105,405	$30.80	105,405	$96,861,569
March 1, 2023 to March 31, 2023	55,417	$28.38	55,417	$95,289,038
Total	350,862	$29.66	350,862	$95,289,038
__________________________
(1)     In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate from its previous authorization of $150 million. The increased authorization includes the value of shares already purchased under the previous authorization. Pursuant to this share repurchase program, during the three months ended March 31, 2023, the Company repurchased 350,862 shares of its common stock at a cost of $10.4 million. The share repurchase program is effective and has no expiration date.
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

10.1	Form of Performance Stock Units Agreement - 2023 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.2	Form of Restricted Stock Units Agreement (Three-Year Vest) - 2023 LTI - under the 2017 Equity and Incentive Compensation Plan.*
10.3	Form of Restricted Stock Units Agreement (Board Of Directors) (One-Year Vest) - 2023 LTI - under the 2017 Equity and Incentive Compensation Plan.*
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101	The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contracts and compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ SCOTT A. MELL

Date:	April 27, 2023	By:	Scott A. Mell Chief Financial Officer