Form 10-Q
period 2023-06-30
TRIMAS CORP
filed 2023-07-27
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	June 30, 2023
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 20, 2023, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 41,425,673 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$41,900	$112,090
Receivables, net of reserves of $2.0 million and $1.7 million as of June 30, 2023 and December 31, 2022, respectively	164,800	132,370
Inventories	182,520	163,360
Prepaid expenses and other current assets	20,720	14,840
Total current assets	409,940	422,660
Property and equipment, net	318,630	277,750
Operating lease right-of-use assets	44,620	47,280
Goodwill	362,800	339,810
Other intangibles, net	190,680	188,110
Deferred income taxes	8,800	9,400
Other assets	20,890	19,990
Total assets	$1,356,360	$1,305,000
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$83,780	$85,210
Accrued liabilities	58,930	46,660
Lease liabilities, current portion	8,910	8,280
Total current liabilities	151,620	140,150
Long-term debt, net	417,020	394,730
Lease liabilities	39,850	41,010
Deferred income taxes	26,880	20,940
Other long-term liabilities	58,630	56,340
Total liabilities	694,000	653,170
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 41,421,248 shares at June 30, 2023 and 41,724,762 shares at December 31, 2022	410	420
Paid-in capital	683,330	696,160
Accumulated deficit	(20,200)	(36,130)
Accumulated other comprehensive income (loss)	(1,180)	(8,620)
Total shareholders' equity	662,360	651,830
Total liabilities and shareholders' equity	$1,356,360	$1,305,000

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net sales	$233,190	$237,680	$448,650	$461,990
Cost of sales	(178,660)	(177,000)	(346,430)	(347,600)
Gross profit	54,530	60,680	102,220	114,390
Selling, general and administrative expenses	(34,470)	(30,810)	(72,170)	(62,590)
Operating profit	20,060	29,870	30,050	51,800
Other expense, net:
Interest expense	(3,970)	(3,500)	(7,670)	(6,910)
Other income (expense), net	160	270	90	(10)
Other expense, net	(3,810)	(3,230)	(7,580)	(6,920)
Income before income tax expense	16,250	26,640	22,470	44,880
Income tax expense	(5,230)	(6,780)	(6,540)	(10,850)
Net income	$11,020	$19,860	$15,930	$34,030
Basic earnings per share:
Net income per share	$0.27	$0.47	$0.38	$0.80
Weighted average common shares—basic	41,462,452	42,297,525	41,503,039	42,548,366
Diluted earnings per share:
Net income per share	$0.26	$0.47	$0.38	$0.80
Weighted average common shares—diluted	41,645,184	42,481,199	41,723,611	42,795,446

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$11,020	$19,860	$15,930	$34,030
Other comprehensive income (loss):
Defined benefit plans (Note 16)	750	90	770	330
Foreign currency translation	4,130	(13,730)	9,420	(17,770)
Derivative instruments (Note 9)	(890)	10,110	(2,750)	11,670
Total other comprehensive income (loss)	3,990	(3,530)	7,440	(5,770)
Total comprehensive income	$15,010	$16,330	$23,370	$28,260

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Six months ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$15,930	$34,030
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Loss on dispositions of assets	50	210
Depreciation	20,540	17,150
Amortization of intangible assets	9,200	10,040
Amortization of debt issue costs	460	450
Deferred income taxes	3,420	3,320
Non-cash compensation expense	6,180	5,300
Increase in receivables	(20,050)	(29,430)
Decrease (increase) in inventories	2,500	(7,940)
Decrease in prepaid expenses and other assets	1,210	790
Decrease in accounts payable and accrued liabilities	(14,060)	(8,870)
Other operating activities	810	2,640
Net cash provided by operating activities, net of acquisition impact	26,190	27,690
Cash Flows from Investing Activities:
Capital expenditures	(24,930)	(21,720)
Acquisition of businesses, net of cash acquired	(71,840)	(64,100)
Net proceeds from disposition of property and equipment	250	110
Net cash used for investing activities	(96,520)	(85,710)
Cash Flows from Financing Activities:
Proceeds from borrowings on revolving credit facilities	59,410	12,000
Repayments of borrowings on revolving credit facilities	(37,180)	(12,000)
Payments to purchase common stock	(13,090)	(27,890)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(2,590)	(2,280)
Dividends paid	(3,340)	(3,460)
Other financing activities	(3,070)	—
Net cash provided by (used for) financing activities	140	(33,630)
Cash and Cash Equivalents:
Decrease for the period	(70,190)	(91,650)
At beginning of period	112,090	140,740
At end of period	$41,900	$49,090
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,050	$6,330
Cash paid for taxes	$8,120	$1,120

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Six Months Ended June 30, 2023 and 2022
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2022	$420	$696,160	$(36,130)	$(8,620)	$651,830
Net income	—	—	4,910	—	4,910
Other comprehensive income	—	—	—	3,450	3,450
Purchase of common stock	—	(10,400)	—	—	(10,400)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,310)	—	—	(2,310)
Non-cash compensation expense	—	2,940	—	—	2,940
Dividends declared	—	(1,660)	—	—	(1,660)
Balances, March 31, 2023	$420	$684,730	$(31,220)	$(5,170)	$648,760
Net income	—	—	11,020	—	11,020
Other comprehensive income	—	—	—	3,990	3,990
Purchase of common stock	(10)	(2,680)	—	—	(2,690)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(280)	—	—	(280)
Non-cash compensation expense	—	3,240	—	—	3,240
Dividends declared	—	(1,680)	—	—	(1,680)
Balances, June 30, 2023	$410	$683,330	$(20,200)	$(1,180)	$662,360

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2021	$430	$732,490	$(102,300)	$230	$630,850
Net income	—	—	14,170	—	14,170
Other comprehensive loss	—	—	—	(2,240)	(2,240)
Purchase of common stock	—	(9,060)	—	—	(9,060)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(970)	—	—	(970)
Non-cash compensation expense	—	2,820	—	—	2,820
Dividends declared	—	(1,740)	—	—	(1,740)
Balances, March 31, 2022	$430	$723,540	$(88,130)	$(2,010)	$633,830
Net income	—	—	19,860	—	19,860
Other comprehensive loss	—	—	—	(3,530)	(3,530)
Purchase of common stock	(10)	(18,820)	—	—	(18,830)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,310)	—	—	(1,310)
Non-cash compensation expense	—	2,480	—	—	2,480
Dividends declared	—	(1,720)	—	—	(1,720)
Balances, June 30, 2022	$420	$704,170	$(68,270)	$(5,540)	$630,780

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
2. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
Customer Markets	2023	2022	2023	2022
Consumer Products	$96,220	$119,830	$191,510	$227,390
Aerospace & Defense	59,800	47,390	109,790	91,910
Industrial	77,170	70,460	147,350	142,690
Total net sales	$233,190	$237,680	$448,650	$461,990
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
3. Realignment Actions
2023 Realignment Actions
During the six months ended June 30, 2023, the Company incurred realignment charges in its Packaging segment, primarily related to the closure and consolidation of two manufacturing facilities located in China into one new, larger facility in the Haining region. In connection with these actions, the Company recorded pre-tax realignment charges of $3.7 million during the three and six months ended June 30, 2023, of which $2.2 million related to charges to accelerate the depreciation of certain fixed assets, $1.3 million related to employee separation costs and $0.2 million related to other facility move and consolidation costs. For the three and six months ended June 30, 2023, $3.3 million and $0.4 million of these charges were included in cost of sales and selling, general and administrative expenses, respectively, in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2022 Realignment Actions
During the six months ended June 30, 2022, the Company incurred realignment charges in its Packaging segment related to adjusting its labor force in facilities with lower demand, finalizing its Indianapolis, Indiana facility consolidation, costs incurred to reorganize its benefit plans in the United Kingdom, and for costs incurred as part of the Company's start-up and relocation to a new, larger facility in New Albany, Ohio. The Company also completed the Aerospace segment footprint realignment which began in 2021. In connection with these actions, the Company recorded pre-tax realignment charges of $1.5 million and $3.8 million during the three and six months ended June 30, 2022, respectively, of which $1.4 million and $2.2 million, respectively, related to facility move and consolidation costs and $0.1 million and $1.6 million, respectively, were for employee-related costs. For the three and six months ended June 30, 2022, $1.4 million and $2.3 million, respectively, of these charges were included in cost of sales and $0.1 million and $1.5 million, respectively, of these charges were included in selling, general and administrative expenses in the accompanying consolidated statement of income.
4. Acquisitions
2023 Acquisitions
On April 21, 2023, the Company acquired the operating net assets of Weldmac Manufacturing Company (“Weldmac”) for a purchase price of $34.0 million, with additional contingent consideration ranging from zero to $10 million based on achievement of earnings targets, as defined in the purchase agreement. Based on a preliminary purchase price allocation, the fair value of assets acquired and liabilities assumed included $23.7 million of property and equipment, $20.3 million of net working capital, and $10.0 million of contingent consideration liability, with such estimate representing the Company's best estimate of fair value of contingent consideration based on Level 3 inputs under the fair value hierarchy, as defined. The final purchase price and related allocation remains subject to an adjustment for net working capital as defined in the purchase agreement. Located in El Cajon, California, and reported in the Company's Aerospace segment, Weldmac is a designer and manufacturer of complex metal fabricated components and assemblies for the aerospace, defense and space launch end markets and historically generated $33 million in annual revenue.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2023 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2022	$263,550	$69,700	$6,560	$339,810
Goodwill from acquisitions	20,420	—	—	20,420
Foreign currency translation and other	2,410	160	—	2,570
Balance, June 30, 2023	$286,380	$69,860	$6,560	$362,800
Other Intangible Assets
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of June 30, 2023		As of December 31, 2022
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$140,940	$(84,690)	$131,660	$(80,000)
Customer relationships, 15 – 25 years	129,830	(77,500)	129,650	(74,380)
Total customer relationships	270,770	(162,190)	261,310	(154,380)
Technology and other, 1 – 15 years	56,940	(40,430)	56,860	(38,990)
Technology and other, 17 – 30 years	43,300	(40,530)	43,300	(40,330)
Total technology and other	100,240	(80,960)	100,160	(79,320)
Indefinite-lived intangible assets:
Trademark/Trade names	62,820	—	60,340	—
Total other intangible assets	$433,830	$(243,150)	$421,810	$(233,700)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Technology and other, included in cost of sales	$800	$810	$1,610	$1,710
Customer relationships, included in selling, general and administrative expenses	3,810	3,940	7,590	8,330
Total amortization expense	$4,610	$4,750	$9,200	$10,040

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. Inventories
Inventories consist of the following components (dollars in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$77,660	$74,280
Work in process	51,570	38,090
Raw materials	53,290	50,990
Total inventories	$182,520	$163,360
7. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	June 30, 2023	December 31, 2022
Land and land improvements	$32,780	$15,220
Buildings	103,180	90,910
Machinery and equipment	491,000	461,480
	626,960	567,610
Less: Accumulated depreciation	308,330	289,860
Property and equipment, net	$318,630	$277,750
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Depreciation expense, included in cost of sales	$11,510	$8,400	$20,070	$16,570
Depreciation expense, included in selling, general and administrative expenses	270	280	470	580
Total depreciation expense	$11,780	$8,680	$20,540	$17,150
8. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	June 30, 2023	December 31, 2022
4.125% Senior Notes due April 2029	$400,000	$400,000
Credit Agreement	21,830	—
Debt issuance costs	(4,810)	(5,270)
Long-term debt, net	$417,020	$394,730

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
At June 30, 2023, the Company had $21.8 million outstanding under its revolving credit facility and had $272.2 million potentially available after giving effect to $6.0 million of letters of credit issued and outstanding. At December 31, 2022, the Company had no amounts outstanding under its revolving credit facility and had $293.9 million potentially available after giving effect to $6.1 million of letters of credit issued and outstanding. After consideration of leverage restrictions contained in the Credit Agreement, as of June 30, 2023, the Company had $211.5 million of borrowing capacity available for general corporate purposes. The Company's borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of December 31, 2022.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At June 30, 2023, the Company was in compliance with its financial covenants contained in the Credit Agreement.
Other Revolving Loan Facility
In May 2021, the Company, through one of its non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings outstanding on this loan facility as of June 30, 2023 and December 31, 2022.
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.125% Senior Notes due April 2029	$400,000	$351,000	$400,000	$344,000
Revolving credit facility	21,830	21,830	—	—
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of June 30, 2023 and December 31, 2022, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	June 30, 2023	December 31, 2022
Net Investment Hedges
Cross-currency swaps	Other long-term liabilities	(10,780)	(7,090)
The following table summarizes the income recognized in accumulated other comprehensive income (loss) ("AOCI") on derivative contracts designated as hedging instruments as of June 30, 2023 and December 31, 2022, and the amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
				Three months ended June 30,		Six months ended June 30,
	As of June 30, 2023	As of December 31, 2022	Location of Income Reclassified from AOCI into Earnings (Effective Portion)	2023	2022	2023	2022
Net Investment Hedges
Cross-currency swaps	$12,570	$15,320	Other income (expense), net	$—	$—	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.
Derivatives Not Designated as Hedging Instruments
As of June 30, 2023, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of $158.8 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, Canadian dollar, Chinese yuan, and the Mexican peso, as well as between the Euro and British pound, and have various settlement dates through December 2023. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of income.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of income (dollars in thousands):

		Amount of Income (Loss) Recognized in Earnings on Derivatives
		Three months ended June 30,		Six months ended June 30,
	Location of Income (Loss) Recognized in Earnings on Derivatives	2023	2022	2023	2022
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(50)	$2,500	$(810)	$3,310

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Cross-currency swaps	Recurring	$(10,780)	$—	$(10,780)	$—
Foreign exchange contracts	Recurring	$(540)	$—	$(540)	$—
December 31, 2022
Cross-currency swaps	Recurring	$(7,090)	$—	$(7,090)	$—
Foreign exchange contracts	Recurring	$(1,790)	$—	$(1,790)	$—
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
Supplemental balance sheet information related to the Company's leases are shown below (dollars in thousands):

	Balance Sheet Location	June 30, 2023	December 31, 2022
Assets
Operating leases	Operating lease right-of-use assets	$44,620	$47,280
Finance leases	Property and equipment, net (a)	2,570	—
Total lease assets		$47,190	$47,280
Liabilities
Current:
Operating leases	Lease liabilities, current portion	$8,420	$8,280
Finance leases	Lease liabilities, current portion	490	—
Long-term:
Operating leases	Lease liabilities	37,930	41,010
Finance leases	Lease liabilities	1,920	—
Total lease liabilities		$48,760	$49,290
__________________________
(a)     Finance leases were recorded net of accumulated depreciation of $0.1 million as of June 30, 2023.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The components of lease expense are as follows (dollars in thousands):

		Three months ended June 30,		Six months ended June 30,
	Statement of Income Location	2023	2022	2023	2022
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$3,140	$2,690	$5,720	$5,330
Finance lease cost:
Depreciation of lease assets	Cost of sales	60	—	100	—
Interest on lease liabilities	Interest expense	20	—	30	—
Short-term, variable and other lease costs	Cost of sales and Selling, general and administrative expenses	840	730	1,480	1,420
Total lease cost		$4,060	$3,420	$7,330	$6,750
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)	Finance Leases(a)
2023 (excluding the six months ended June 30, 2023)	$5,120	$280
2024	9,560	530
2025	8,140	520
2026	7,910	600
2027	6,830	700
Thereafter	14,850	—
Total lease payments	52,410	2,630
Less: Imputed interest	(6,060)	(220)
Present value of lease liabilities	$46,350	$2,410
__________________________
(a)     The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
Other information related to the Company's leases are as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,630	2,550	$5,220	$4,820
Operating cash flows from finance leases	20	—	30	—
Financing cash flows from finance leases	120	—	200	—
Lease assets obtained in exchange for new lease liabilities:
Operating leases	—	—	4,780	4,750
Finance leases	—	—	2,620	—
The weighted-average remaining lease term of the Company's operating leases and finance leases as of June 30, 2023 is 6.5 years and 4 years, respectively. The weighted-average discount rate for the operating leases and finance leases as of June 30, 2023 is 3.9% and 2.6%, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11. Other long-term liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	June 30, 2023	December 31, 2022
Non-current asbestos-related liabilities	$25,110	$26,370
Other long-term liabilities	33,520	29,970
Total other long-term liabilities	$58,630	$56,340
12. Commitments and Contingencies
Asbestos
As of June 30, 2023, the Company was a party to 443 pending cases involving an aggregate of 4,836 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by its former Lamons division and certain other related subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Six Months Ended June 30, 2023	4,798	140	87	15	4,836	$21,367	$940,000
Fiscal Year Ended December 31, 2022	4,754	236	168	24	4,798	$79,869	$2,180,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,836 claims pending at June 30, 2023, 49 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At June 30, 2023, of the 49 claims that set forth specific amounts, there were no claims seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	3	46
Relatively few claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 30 years ago, have been $12.8 million. All relief sought in the asbestos cases is monetary in nature. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company records a liability for asbestos-related claims, which includes both known and unknown claims, based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity.
In the fourth quarter of 2022, the Company commissioned its actuary to update the study, based on data as of September 30, 2022, which yielded a range of possible future liability of $29.6 million to $39.5 million. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore recorded a non-cash, pre-tax charge of $5.6 million to increase the liability estimate to $29.6 million, at the low-end of the range. As of June 30, 2023, the Company’s total asbestos-related liability is $27.8 million, and is included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.
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
Aerospace – TriMas' Aerospace segment, which includes the Monogram Aerospace Fasteners™, Allfast Fastening Systems®, Mac Fasteners™, TFI Aerospace, RSA Engineered Products, Martinic Engineering, and Weldmac Manufacturing brands, develops, qualifies and manufactures highly-engineered, precision fasteners, tubular products and assemblies for fluid conveyance, and machined products and assemblies to serve the aerospace and defense market.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Specialty Products – TriMas' Specialty Products segment, which includes the Norris Cylinder™ and Arrow® Engine brands, designs, manufactures and distributes highly-engineered steel cylinders, wellhead engines and compression systems for use within industrial markets.
Segment activity is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net Sales
Packaging	$117,320	$148,350	$233,540	$286,840
Aerospace	59,800	47,390	109,790	91,910
Specialty Products	56,070	41,940	105,320	83,240
Total	$233,190	$237,680	$448,650	$461,990
Operating Profit (Loss)
Packaging	$17,280	$27,800	$31,670	$49,130
Aerospace	2,630	2,750	4,060	4,590
Specialty Products	12,100	6,770	21,850	14,010
Corporate	(11,950)	(7,450)	(27,530)	(15,930)
Total	$20,060	$29,870	$30,050	$51,800
14. Equity Awards
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the six months ended June 30, 2023:
•granted 250,625 RSUs to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company;
•granted 27,560 RSUs to its non-employee independent directors, which fully vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date; and
•issued 77 RSUs to certain employees related to dividend equivalent rights on existing equity awards.
•issued 1,062 RSUs related to director fee deferrals as certain of the Company's directors elected to defer all or a portion of their director fees and to receive the amount in Company common stock at a future date.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During 2020, the Company awarded performance-based RSUs to certain Company key employees which were earned 50% based upon the Company's achievement of earnings per share compound annual growth rate metric over a period beginning January 1, 2020 and ending December 31, 2022. The remaining 50% of the awards were earned based on the Company's total shareholder return relative to the TSR of the common stock of a pre-defined industry peer-group, measured over the performance period. The Company attained 62.7% of the target on a weighted average basis, resulting in a decrease of 32,430 shares during the six months ended June 30, 2023.
During 2020, the Company awarded performance-based RSUs to certain Company key employees which were earned based upon the Company's stock price performance over the period beginning January 1, 2020 and ending December 31, 2022. The stock price achievement was calculated based on the Company's average closing stock price for each quarter end for the 20 trading days up to and including March 31, June 30, September 30 and December 31, 2022, respectively. The Company did not meet the minimum performance threshold resulting in a decrease of 86,275 shares during the six months ended June 30, 2023.
Information related to RSUs at June 30, 2023 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	719,449	$28.40
Granted	374,341	29.61
Vested	(244,542)	27.90
Cancelled	(156,118)	19.80
Outstanding at June 30, 2023	693,130	$31.17	1.5	$19,054,144
As of June 30, 2023, there was $9.3 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 1.8 years.
The Company recognized stock-based compensation expense related to RSUs of $3.2 million and $2.5 million during the three months ended June 30, 2023 and 2022, respectively, and $6.2 million and $5.3 million during the six months ended June 30, 2023 and 2022, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
15. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to RSUs. The following table summarizes the dilutive effect of RSUs to purchase common stock for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Weighted average common shares—basic	41,462,452	42,297,525	41,503,039	42,548,366
Dilutive effect of restricted stock units	182,732	183,674	220,572	247,080
Weighted average common shares—diluted	41,645,184	42,481,199	41,723,611	42,795,446
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate. This announcement represented the most recent update from the initial authorization, approved in November 2015, of up to $50 million of purchases in the aggregate of its common stock. In the three and six months ended June 30, 2023, the Company purchased 101,020 and 451,882 shares of its outstanding common stock for $2.7 million and $13.1 million, respectively. During the three and six months ended June 30, 2022, the Company purchased 645,984 and 927,987 shares of its outstanding common stock for $18.8 million and $27.9 million, respectively. As of June 30, 2023, the Company had $92.6 million remaining under the repurchase authorization.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Holders of common stock are entitled to dividends at the discretion of the Company's Board of Directors. In 2021, the Company's Board of Directors declared the first dividend since the Company's initial public offering in 2007. During the three and six months ended June 30, 2023, the Company's cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.7 million and $3.3 million, respectively. In the three and six months ended June 30, 2022, the Company's cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.7 million and $3.5 million, respectively.
16. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost (income) are as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Service costs	$120	$160	$240	$360
Interest costs	310	230	630	460
Expected return on plan assets	(520)	(420)	(1,050)	(830)
Settlement and curtailment losses	1,020	—	1,020	150
Amortization of net loss	40	150	70	290
Net periodic benefit cost	$970	$120	$910	$430
The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of income.
During the three and six months ended June 30, 2023, the Company recognized a one-time, pre-tax settlement charge of $1.0 million related to the purchase of an annuity contract to transfer the Company's Canadian defined benefit obligations to an insurance company.
During the six months ended June 30, 2022, the Company recorded a non-cash curtailment expense of $0.2 million, as it transitioned certain active employees previously participating in a defined benefit plan in the United Kingdom to a defined contribution plan, thereby eliminating future service cost accruals for all employees under this defined benefit plan.
The Company contributed $0.4 million and $0.7 million to its defined benefit pension plans during the three and six months ended June 30, 2023, respectively. The Company expects to contribute $1.2 million to its defined benefit pension plans for the full year 2023.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
17. Other Comprehensive Income (Loss)
Changes in AOCI by component for the six months ended June 30, 2023 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2022	$(5,380)	$15,320	$(18,560)	$(8,620)
Net unrealized gains (losses) arising during the period (a)	—	(2,750)	9,420	6,670
Less: Net realized losses reclassified to net income (b)	(770)	—	—	(770)
Net current-period other comprehensive income (loss)	770	(2,750)	9,420	7,440
Balance, June 30, 2023	$(4,610)	$12,570	$(9,140)	$(1,180)
__________________________
(a)     Derivative instruments, net of income tax of $0.9 million. See Note 9, "Derivative Instruments," for further details.
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
__________________________
(a)     Derivative instruments, net of income tax of $3.8 million. See Note 9, "Derivative Instruments," for further details.
(b)     Defined benefit plans, net of income tax of $0.1 million. See Note 16, "Defined Benefit Plans," for further details.
18. Income Taxes
The effective income tax rate for the three months ended June 30, 2023 and 2022 was 32.2% and 25.5%, respectively. We recorded income tax expense of $5.2 million and $6.8 million for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate for the three months ended June 30, 2023 is higher than in the prior year primarily due to increased losses in jurisdictions where we do not recognize a tax benefit.

The effective income tax rate for the six months ended June 30, 2023 and 2022 was 29.1% and 24.2%, respectively. We recorded tax expense of $6.5 million for the six months ended June 30, 2023 as compared to $10.9 million for the six months ended June 30, 2022. The effect tax rate for the six months ended June 30, 2023 is higher than in the prior year primarily due to increased losses in jurisdictions where we do not recognize a tax benefit.
19. Subsequent Events
On July 20, 2023, the Company announced that its Board of Directors had declared a cash dividend of $0.04 per share of TriMas Corporation common stock, which will be payable on August 10, 2023 to shareholders of record as of the close of business on August 3, 2023.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On July 10, 2023, the Company made a cash payment of $5.5 million as additional consideration for the purchase of Weldmac based on achievement of earnings targets, as defined in the purchase agreement. The remaining possible contingent consideration ranges from zero to $4.5 million, based on achievement of 2023 earnings targets, as defined in the purchase agreement. At June 30, 2023, the Company believes it is probable the maximum contingent consideration will be earned.

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
Our results of operations have been materially impacted over the past few years by macro-economic factors, first by the onset and proliferation of the coronavirus ("COVID-19") pandemic, then further from increased energy costs and supply chain disruptions from the Russia-Ukraine conflict, and more recently by cost inflation (raw materials, wage rates and freight) and a lack of material availability. These factors significantly affected each of our businesses and how we operate, albeit in different ways and magnitudes. Sales in our Packaging segment for dispensing and closure products used in applications to help fight the spread of germs have experienced extreme volatility in demand, with demand spiking to record highs after the onset of the pandemic, demand abating as expected from those high levels, and for the last several quarters demand abruptly falling as a result of some of our larger customers' choices to rebalance on-hand inventory levels and caution in current purchasing behaviors given the current inflationary macro-economic environment. Sales of certain of our industrial and aerospace-related products were significantly depressed from historical levels following the onset of the pandemic, but demand has significantly increased in recent quarters, to where the industrial demand in our Specialty Products segment has rebounded to pre-pandemic levels, while demand in our Aerospace segment continues to increase (and more quickly than expected) as air travel has picked-up and new aircraft build rates improve. Altogether, this significant level of volatility in demand levels, input and transportation costs and material and labor availability have pressured our ability to operate efficiently and at historical margin levels in our Packaging and Aerospace segments.
Overall, our second quarter 2023 net sales decreased $4.5 million, or 1.9%, compared to second quarter 2022. We experienced sales growth from acquisitions in our Packaging and Aerospace segments as well as organic sales increases within our Specialty Products and Aerospace segments as a result of increased demand levels in North America. These increases were more than offset by reduced demand for dispensers and closures used in consumer products and industrial applications within our Packaging segment, which we believe declined due to initiatives by several of our customers to rebalance their inventory levels while also closely managing their order activity given continuing uncertainty around consumer sentiment as a result of the inflationary environment.
The most significant drivers affecting our financial results in second quarter 2023 compared with second quarter 2022, other than as directly impacted by sales changes, were the impact of our recent acquisitions, realignment actions in our Packaging segment, and an increase in our effective tax rate.
In February 2023, we acquired Aarts Packaging B.V. ("Aarts"), a luxury packaging solutions provider for beauty and lifestyle brands, as well as for customers in the food and life sciences end markets, for a purchase price of $37.8 million, net of cash acquired. Aarts, which is reported in our Packaging segment, is located in Waalwijk, The Netherlands. Aarts contributed $7.5 million of net sales during second quarter 2023.

In April 2023, we acquired the operating net assets of Weldmac Manufacturing Company (“Weldmac”), a designer and manufacturer of complex metal fabricated components and assemblies for the aerospace, defense and space launch end markets for a purchase price of $34.0 million, with additional contingent consideration ranging from zero to $10 million based on achievement of earnings targets. Weldmac, which is reported in our Aerospace segment, is located in El Cajon, California. Weldmac contributed $7.3 million of net sales during second quarter 2023. We recognized $0.8 million of purchase accounting non-cash charge related to the step-up of Weldmac's inventory to fair value and subsequent amortization during second quarter 2023.
Over the past few years, we have been executing certain realignment actions in response to current and expected future end market demand as we are affected by certain macro-economic factors. We recorded pre-tax realignment charges of $3.7 million in second quarter 2023, primarily related to the closure and consolidation of two Packaging segment manufacturing facilities located in China into one new, larger facility in the Haining region. These charges consisted of $2.2 million to accelerate the depreciation of certain fixed assets, $1.3 million employee-related costs, and $0.2 million related to other facility move and consolidation costs. We recorded pre-tax realignment charges of $1.5 million in the second quarter 2022, of which $1.4 million related to facility move and consolidation costs and $0.1 million were for employee related costs.
The effective income tax rate for second quarter 2023 was 32.2% as compared to 25.5% for second quarter 2022. The effective tax rate for second quarter 2023 is higher than in the prior year primarily due to increased losses in jurisdictions where we do not recognize a tax benefit.
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
We are sensitive to price movements and availability of our raw materials supply. Our largest raw material purchases are for resins (such as polypropylene and polyethylene), steel, aluminum and other oil and metal-based purchased components, the costs for each of which have experienced recent volatility. There has also been some volatility over the past two years as a direct and indirect result of foreign trade policy, where tariffs on certain of our commodity-based products sourced from Asia have been instituted, and certain North American suppliers have opportunistically increased their prices. We will continue to take actions to mitigate such increases, including implementing commercial pricing adjustments, resourcing to alternate suppliers and insourcing of previously sourced products to better leverage our global manufacturing footprint. Although we believe we are generally able to mitigate the impact of higher commodity costs over time, we may experience additional material costs and disruptions in supply in the future and may not be able to pass along higher costs to our customers in the form of price increases or otherwise mitigate the impacts to our operating results.

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
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In 2020, our Board of Directors increased the authorization of share repurchases to a cumulative amount of $250 million. During second quarter 2023, we purchased 101,020 shares of our outstanding common stock for an aggregate purchase price of $2.7 million. As of June 30, 2023, we had $92.6 million remaining under the repurchase authorization.
In addition, in second quarter 2023, we declared dividends of $0.04 per share of common stock and paid dividends of $1.7 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, as well as dividends, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	Three months ended June 30,
	2023	As a Percentage of Net Sales	2022	As a Percentage of Net Sales
Net Sales
Packaging	$117,320	50.3%	$148,350	62.5%
Aerospace	59,800	25.6%	47,390	19.9%
Specialty Products	56,070	24.1%	41,940	17.6%
Total	$233,190	100.0%	$237,680	100.0%
Gross Profit
Packaging	$29,120	24.8%	$41,780	28.2%
Aerospace	10,920	18.3%	9,620	20.3%
Specialty Products	14,490	25.8%	9,280	22.1%
Total	$54,530	23.4%	$60,680	25.5%
Selling, General and Administrative Expenses
Packaging	$11,840	10.1%	$13,980	9.4%
Aerospace	8,290	13.9%	6,870	14.5%
Specialty Products	2,390	4.3%	2,510	6.0%
Corporate	11,950	N/A	7,450	N/A
Total	$34,470	14.8%	$30,810	13.0%
Operating Profit (Loss)
Packaging	$17,280	14.7%	$27,800	18.7%
Aerospace	2,630	4.4%	2,750	5.8%
Specialty Products	12,100	21.6%	6,770	16.1%
Corporate	(11,950)	N/A	(7,450)	N/A
Total	$20,060	8.6%	$29,870	12.6%
Depreciation
Packaging	$8,710	7.4%	$5,660	3.8%
Aerospace	2,090	3.5%	2,010	4.2%
Specialty Products	950	1.7%	980	2.3%
Corporate	30	N/A	30	N/A
Total	$11,780	5.1%	$8,680	3.7%
Amortization
Packaging	$1,620	1.4%	$1,620	1.1%
Aerospace	2,880	4.8%	3,010	6.4%
Specialty Products	110	0.2%	120	0.3%
Corporate	—	N/A	—	N/A
Total	$4,610	2.0%	$4,750	2.0%

The following table summarizes financial information for our reportable segments for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six months ended June 30,
	2023	As a Percentage of Net Sales	2022	As a Percentage of Net Sales
Net Sales
Packaging	233,540	52.0%	286,840	62.1%
Aerospace	109,790	24.5%	91,910	19.9%
Specialty Products	105,320	23.5%	83,240	18.0%
Total	$448,650	100.0%	$461,990	100.0%
Gross Profit
Packaging	56,360	24.1%	78,140	27.2%
Aerospace	19,500	17.8%	17,650	19.2%
Specialty Products	26,360	25.0%	18,600	22.3%
Total	$102,220	22.8%	$114,390	24.8%
Selling, General and Administrative Expenses
Packaging	24,690	10.6%	29,010	10.1%
Aerospace	15,440	14.1%	13,060	14.2%
Specialty Products	4,510	4.3%	4,590	5.5%
Corporate	27,530	N/A	15,930	N/A
Total	$72,170	16.1%	$62,590	13.5%
Operating Profit (Loss)
Packaging	31,670	13.6%	49,130	17.1%
Aerospace	4,060	3.7%	4,590	5.0%
Specialty Products	21,850	20.7%	14,010	16.8%
Corporate	(27,530)	N/A	(15,930)	N/A
Total	$30,050	6.7%	$51,800	11.2%
Depreciation
Packaging	14,660	6.3%	11,200	3.9%
Aerospace	3,950	3.6%	3,910	4.3%
Specialty Products	1,870	1.8%	1,970	2.4%
Corporate	60	N/A	70	N/A
Total	$20,540	4.6%	$17,150	3.7%
Amortization
Packaging	3,180	1.4%	3,790	1.3%
Aerospace	5,790	5.3%	6,020	6.5%
Specialty Products	230	0.2%	230	0.3%
Corporate	—	N/A	—	N/A
Total	$9,200	2.1%	$10,040	2.2%

Results of Operations
The principal factors impacting us during the three months ended June 30, 2023, compared with the three months ended June 30, 2022, were:
•reductions in demand for products in certain end markets within our Packaging segment;
•the impact of recent acquisitions, primarily Aarts and Weldmac;
•significant demand increases in our Aerospace and Specialty Products segments;
•realignment expenses in response to changes in end market demand; and
•an increase in our effective tax rate in second quarter 2023 compared with second quarter 2022.

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Overall, net sales decreased $4.5 million, or 1.9%, to $233.2 million for the three months ended June 30, 2023, as compared with $237.7 million in the three months ended June 30, 2022. Acquisition-related sales growth was $14.8 million, comprised of $7.5 million from our February 2023 acquisition of Aarts and $7.3 million from our April 2023 acquisition of Weldmac. Organic sales, excluding the impact of currency exchange and acquisitions, decreased $19.3 million, as increases in our Specialty Products and Aerospace segments driven by end market demand improvements were more than offset by decreases in the Packaging segment due to lower market demand, primarily as a result of ongoing actions by many of our customers to rebalance their inventory levels and closely manage their order activity given continuing uncertainty around consumer sentiment as a result of the inflationary environment.
Gross profit margin (gross profit as a percentage of sales) approximated 23.4% and 25.5% for the three months ended June 30, 2023 and 2022, respectively. Gross profit margin decreased due to lower sales and lower absorption of fixed costs as well as higher realignment costs associated with our actions to close and consolidate production facilities in China all within our Packaging segment, inefficiencies driven by material availability delays and a non-cash charge related to the step-up of Weldmac's inventory to fair value and subsequent amortization within our Aerospace segment, partially offset by margin improvement within the Specialty Products segment due to higher sales leveraged across our existing fixed costs.
Operating profit margin (operating profit as a percentage of sales) approximated 8.6% and 12.6% for the three months ended June 30, 2023 and 2022, respectively. Operating profit decreased $9.8 million to $20.1 million in the three months ended June 30, 2023, from $29.9 million for the three months ended June 30, 2022, primarily due to lower sales levels and lower absorption of fixed costs as well as higher realignment costs within our Packaging segment, inefficiencies resulting from material availability delays, recognition of a non-cash charge related to Weldmac purchase accounting, and higher selling, general and administrative expenses in our Aerospace segment, and an increase in professional fees, partially offset by higher sales levels within our Specialty Products segment.
Interest expense increased $0.5 million, to $4.0 million for the three months ended June 30, 2023, compared to $3.5 million for the three months ended June 30, 2022, due to an increase in our weighted average borrowings and a higher effective interest rate as a result of lower notional amounts of cross-currency swaps.
Other income (expense) decreased $0.1 million to $0.2 million of income for the three months ended June 30, 2023, as compared to $0.3 million of income for the three months ended June 30, 2022, primarily due to a non-cash settlement charge for our Canadian defined benefit obligations partially offset by an increase in other income for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
The effective income tax rate for the three months ended June 30, 2023 and 2022 was 32.2% and 25.5%, respectively. We recorded income tax expense of $5.2 million and $6.8 million for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate increased primarily due to increased losses in jurisdictions where we do not recognize a tax benefit.
Net income decreased $8.8 million, to $11.0 million for the three months ended June 30, 2023, as compared to $19.9 million for the three months ended June 30, 2022. The decrease was primarily the result of a decrease in operating profit of $9.8 million, an increase in interest expense of $0.5 million, and a decrease in other income of $0.1 million, partially offset by a decrease in income tax expense of $1.6 million.
See below for a discussion of operating results by segment.
Packaging. Net sales decreased $31.0 million, or 20.9%, to $117.3 million in the three months ended June 30, 2023, as compared to $148.4 million in the three months ended June 30, 2022. Acquisition-related sales growth from our February 2023 acquisition of Aarts was $7.5 million. Sales of dispensing products used in beauty and personal care, as well as home care, applications decreased by $16.7 million. Sales of products used in food and beverage markets decreased by $11.6 million, primarily due to lower demand for closures and dispensers. Sales of products used in industrial markets decreased by $7.6 million, primarily as a result of lower demand for drum closure products in North America. We believe that the decrease in sales in each of these categories reflects ongoing actions by many of our customers to closely manage their order activity given continuing uncertainty around consumer sentiment as a result of the inflationary environment.
Gross profit decreased $12.7 million to $29.1 million, or 24.8% of sales, in the three months ended June 30, 2023, as compared to $41.8 million, or 28.2% of sales, in the three months ended June 30, 2022, primarily due to lower sales and resulting lower absorption of fixed costs. Gross profit further declined in second quarter 2023 due to $2.5 million of higher realignment expenses, primarily associated with our actions to close and consolidate production facilities in China, and purchase accounting expenses.

Selling, general and administrative expenses decreased $2.1 million to $11.8 million, or 10.1% of sales, in the three months ended June 30, 2023, as compared to $14.0 million, or 9.4% of sales, in the three months ended June 30, 2022, primarily due lower employee-related costs and overall spending levels in second quarter 2023, consistent with current lower demand levels. These decreases offset the higher ongoing selling, general and administrative costs associated with our acquisition of Aarts as well as higher costs related to our realignment actions in second quarter of 2023.
Operating profit decreased $10.5 million to $17.3 million, or 14.7% of sales, in the three months ended June 30, 2023, as compared to $27.8 million, or 18.7% of sales, in the three months ended June 30, 2022, as the impact of lower selling, general and administrative expenses was more than offset by lower sales levels, lower absorption of fixed costs and higher realignment costs.
Aerospace.    Net sales for the three months ended June 30, 2023 increased $12.4 million, or 26.2%, to $59.8 million, as compared to $47.4 million in the three months ended June 30, 2022. Acquisition-related sales growth from our April 2023 acquisition of Weldmac was $7.3 million. Sales of our fasteners products increased by $2.7 million due to increases in demand for fasteners used in new aircraft builds plus market share gains. Sales of our engineered components products increased by $2.4 million due to higher end market demand.
Gross profit increased $1.3 million to $10.9 million, or 18.3% of sales, in the three months ended June 30, 2023, from $9.6 million, or 20.3% of sales, in the three months ended June 30, 2022. Gross profit dollars increased primarily due to higher sales levels, while gross profit margin declined due to inefficiencies driven by material availability constraints and delays as well as due to a $0.8 million purchase accounting non-cash charge related to the step-up of Weldmac's inventory to fair value and subsequent amortization.
Selling, general and administrative expenses increased $1.4 million to $8.3 million, or 13.9% of sales, in the three months ended June 30, 2023, as compared to $6.9 million, or 14.5% of sales, in the three months ended June 30, 2022, primarily due to higher ongoing selling, general and administrative costs associated with our acquisition of Weldmac, higher legal costs and higher employee-related costs in support of the increased sales levels.
Operating profit decreased $0.1 million to $2.6 million, or 4.4% of sales, in the three months ended June 30, 2023, as compared to $2.8 million, or 5.8% of sales, in the three months ended June 30, 2022, as the impact of higher sales was offset by inefficiencies resulting from material availability delays, the recognition of the purchase accounting adjustment related to Weldmac's inventory step-up to fair value and subsequent amortization, and higher selling, general and administrative expenses.
Specialty Products.   Net sales for the three months ended June 30, 2023 increased $14.1 million, or 33.7%, to $56.1 million, as compared to $41.9 million in the three months ended June 30, 2022. Sales of our cylinder products increased $8.7 million due to higher demand for steel cylinders for packaged gas applications in North America. Sales of engines, compressors and related parts used in stationary power generation and assistance applications for natural gas and crude oil extraction increased by $5.4 million, primarily as a result of higher compression package sales.
Gross profit increased $5.2 million to $14.5 million, or 25.8% of sales, in the three months ended June 30, 2023, as compared to $9.3 million, or 22.1% of sales, in the three months ended June 30, 2022. Gross profit increased in the second quarter of 2023 primarily as a result of higher sales levels, while margin also improved due to leveraging the higher sales levels with the existing cost footprint.
Selling, general and administrative expenses decreased $0.1 million to $2.4 million, or 4.3% of sales, in the three months ended June 30, 2023, as compared to $2.5 million, or 6.0% of sales, in the three months ended June 30, 2022, as the business leveraged the higher sales levels without need for incremental spending.
Operating profit increased $5.3 million to $12.1 million, or 21.6% of sales, in the three months ended June 30, 2023, as compared to $6.8 million, or 16.1% of sales, in the three months ended June 30, 2022, primarily due to higher sales levels.

Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended June 30,
	2023	2022
Corporate operating expenses	$8.8	$4.9
Non-cash stock compensation	3.3	2.5
Legacy expenses	(0.1)	0.1
Corporate expenses	$12.0	$7.5
Corporate expenses increased $4.5 million to $12.0 million for the three months ended June 30, 2023, from $7.5 million for the three months ended June 30, 2022, primarily due to $1.2 million higher professional fees primarily for business diligence and strategic consulting, a $0.8 million increase in non-cash stock compensation due to timing and estimated attainment of existing awards, the addition of $1.8 million of costs now reported as corporate operating expenses related to centralizing certain of our information technology costs in 2023, and higher employee-related costs.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Overall, net sales decreased $13.3 million, or 2.9%, to $448.7 million for the six months ended June 30, 2023, as compared with $462.0 million in the six months ended June 30, 2022. Acquisition-related sales growth was $24.3 million, comprised of comprised of $5.3 million resulting from the January through February 2023 sales of our February 2022 acquisition of Intertech Plastics LLC and related companies (collectively, "Intertech"), $11.7 million from our February 2023 acquisition of Aarts, and $7.3 million from our April 2023 acquisition of Weldmac. Organic sales, excluding the impact of currency exchange and acquisitions, decreased $35.1 million, as increases of industrial products in our Specialty Products segment and Aerospace segment, driven by higher demand and gains in market shares, were more than offset by lower sales contributed by the Packaging segment due to lower market demand, primarily as a result of ongoing actions by many of our customers to rebalance their inventory levels and closely manage their order activity given continuing uncertainty around consumer sentiment as a result of the inflationary environment. In addition, net sales decreased by $2.5 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of a strengthening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 22.8% and 24.8% for the six months ended June 30, 2023 and 2022, respectively. Gross profit margin decreased primarily due to lower sales and lower absorption of fixed costs as well as higher realignment costs associated with our actions to close and consolidate production facilities in China within our Packaging segment, offset by $1.4 million of lower energy costs compared with the spike in costs in the first half of 2022, primarily in our Europe-based operations. Gross profit margin in our Aerospace segment declined due to inefficiencies driven by material availability constraints and delays as well as due to a $0.8 million purchase accounting non-cash charge related to the step-up of Weldmac's inventory to fair value and subsequent amortization. Gross profit also decreased due to unfavorable currency exchange, as our reported results in U.S. dollars were impacted as a result of the strengthening U.S. dollar relative to foreign currencies. These declines were partially offset by margin improvement in our Specialty Products segment due to higher sales leveraged across our existing fixed costs.
Operating profit margin (operating profit as a percentage of sales) approximated 6.7% and 11.2% for the six months ended June 30, 2023 and 2022, respectively. Operating profit decreased $21.8 million, to $30.1 million, for the six months ended June 30, 2023, compared to $51.8 million for the six months ended June 30, 2022, primarily due to lower sales levels and lower absorption of fixed costs as well as higher realignment costs within our Packaging segment. The impact of higher sales within our Aerospace segment was more than offset by inefficiencies resulting from material availability constraints, recognition of a non-cash charge related to Weldmac purchase accounting, and higher selling, general and administrative expenses. Our professional fees also increased for the six months ended June 30, 2023. These decreases in operating profit were partially offset by higher sales levels and a favorable product sales mix within our Specialty Products segment.
Interest expense increased $0.8 million, to $7.7 million, for the six months ended June 30, 2023, as compared to $6.9 million for the six months ended June 30, 2022, due to an increase in our weighted average borrowings and a higher effective interest rate as a result of lower notional amounts of cross-currency swaps.

Other income (expense) increased $0.1 million to $0.1 million of income for the six months ended June 30, 2023, as compared to a de minimus amount of expense for the six months ended June 30, 2022, primarily due to a decrease in losses on transactions denominated in foreign currencies and an increase in other income, partially offset by a non-cash settlement charge for our Canadian defined benefit obligations during the six months ended June 30, 2023.
The effective income tax rate for the six months ended June 30, 2023 and 2022 was 29.1% and 24.2%, respectively. We recorded tax expense of $6.5 million for the six months ended June 30, 2023 as compared to $10.9 million for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 is higher than in the prior year primarily due to increased losses in jurisdictions where we do not recognize a tax benefit.

Net income decreased by $18.1 million, to $15.9 million for the six months ended June 30, 2023, compared to $34.0 million for the six months ended June 30, 2022. The decrease was primarily the result of a decrease in operating profit of $21.8 million and an increase in interest expense of $0.8 million, partially offset by a decrease in income tax expense of $4.3 million and an increase in other income of $0.1 million.
See below for a discussion of operating results by segment.
Packaging.   Net sales decreased $53.3 million, or 18.6%, to $233.5 million in the six months ended June 30, 2023, as compared to $286.8 million in the six months ended June 30, 2022. Acquisition-related sales growth was $17.0 million, comprised of $5.3 million resulting from the January through February 2023 sales of our February 2022 acquisition of Intertech and $11.7 million from our February 2023 acquisition of Aarts. Sales of dispensing products used in beauty and personal care, as well as home care, applications decreased by $26.4 million. Sales of products used in food and beverage markets decreased by $21.3 million, primarily due to lower demand for closures and dispensers. Sales of products used in industrial markets decreased by $17.5 million, primarily as a result of lower demand for drum closure products in North America. We believe that the decrease in sales in each of these categories reflects ongoing actions by many of our customers to work-down elevated inventory positions and closely manage their order activity given continuing uncertainty around consumer sentiment as a result of the inflationary environment. Net sales decreased by $2.3 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of the strengthening U.S. dollar relative to foreign currencies, as compared to first half 2022.
Packaging's gross profit decreased $21.8 million to $56.4 million, or 24.1% of sales, in the six months ended June 30, 2023, as compared to $78.1 million, or 27.2% of sales, in the six months ended June 30, 2022, primarily due to lower sales and resulting lower absorption of fixed costs. Gross profit further declined in the first half of 2023 due to $2.1 million of higher realignment costs, primarily associated with our actions to close and consolidate production facilities in China, as well as by $0.8 million of unfavorable currency exchange, as our reported results in U.S. dollars were impacted as a result of the strengthening U.S. dollar relative to foreign currencies. The decrease in gross profit was partially offset by $1.4 million of lower energy costs compared with the spike in costs in the first half of 2022, primarily in our Europe-based operations.
Packaging's selling, general and administrative expenses decreased $4.3 million to $24.7 million, or 10.6% of sales, in the six months ended June 30, 2023, as compared to $29.0 million, or 10.1% of sales, in the six months ended June 30, 2022, primarily due to lower overall spending levels in the first half of 2023, consistent with current lower demand levels, as well as $1.0 million of lower employee-related costs associated with realignment actions. In addition, we incurred lower intangible asset amortization expense due to certain assets becoming fully amortized. These decreases offset the higher ongoing selling, general and administrative costs associated with our acquisitions.
Packaging's operating profit decreased $17.5 million to $31.7 million, or 13.6% of sales, in the six months ended June 30, 2023, as compared to $49.1 million, or 17.1% of sales, in the six months ended June 30, 2022, as the impact of lower selling, general and administrative expenses and energy costs was more than offset by lower sales levels, lower absorption of fixed costs, higher realignment costs and the impact of $0.4 million of unfavorable currency exchange.
Aerospace.    Net sales for the six months ended June 30, 2023 increased $17.9 million, or 19.5%, to $109.8 million, as compared to $91.9 million in the six months ended June 30, 2022. Acquisition-related sales growth from our April 2023 acquisition of Weldmac was $7.3 million. Sales of our fasteners products increased by $6.1 million due to increases in demand for fasteners used in new aircraft builds plus market share gains. Sales of our engineered components products increased by $4.5 million due to higher end market demand.
Gross profit within Aerospace increased $1.9 million to $19.5 million, or 17.8% of sales, in the six months ended June 30, 2023, from $17.7 million, or 19.2% of sales, in the six months ended June 30, 2022. Gross profit dollars increased primarily due to higher sales levels, while gross profit margin declined due to inefficiencies driven by material availability constraints and delays as well as due to a $0.8 million purchase accounting non-cash charge related to the step-up of Weldmac's inventory to fair value and subsequent amortization.

Selling, general and administrative expenses increased $2.4 million to $15.4 million, or 14.1% of sales, in the six months ended June 30, 2023, as compared to $13.1 million, or 14.2% of sales, in the six months ended June 30, 2022, primarily due to higher ongoing selling, general and administrative costs associated with our acquisition of Weldmac, higher legal costs and higher employee-related costs in support of the increased sales levels.
Operating profit within Aerospace decreased $0.5 million to $4.1 million, or 3.7% of sales, in the six months ended June 30, 2023, as compared to $4.6 million, or 5.0% of sales, in the six months ended June 30, 2022, as the impact of higher sales was more than offset by inefficiencies resulting from material availability delays, the recognition of the purchase accounting adjustment related to Weldmac's inventory step-up to fair value and subsequent amortization, and higher selling, general and administrative expenses.
Specialty Products.    Net sales for the six months ended June 30, 2023 increased $22.1 million, or 26.5%, to $105.3 million, as compared to $83.2 million in the six months ended June 30, 2022. Sales of our cylinder products increased $12.2 million, due to higher demand for steel cylinders for packaged gas applications in North America as industrial activity continues to increase from depressed levels as a result of the COVID-19 pandemic. Sales of engines, compressors and related parts used in stationary power generation and assistance applications for natural gas and crude oil extraction increased by $9.9 million, primarily as a result of higher compression package sales.
Gross profit within Specialty Products increased $7.8 million to $26.4 million, or 25.0% of sales, in the six months ended June 30, 2023, as compared to $18.6 million, or 22.3% of sales, in the six months ended June 30, 2022. Gross profit and margin increased due to higher sales leveraged across our existing cost footprint.
Selling, general and administrative expenses within Specialty Products decreased $0.1 million to $4.5 million, or 4.3% of sales, in the six months ended June 30, 2023, as compared to $4.6 million, or 5.5% of sales, in the six months ended June 30, 2022, as we leveraged the higher sales levels without need for incremental spending.
Operating profit within Specialty Product increased $7.8 million to $21.9 million, or 20.7% of sales, in the six months ended June 30, 2023, as compared to $14.0 million, or 16.8% of sales, in the six months ended June 30, 2022, primarily due to increased sales levels.
Corporate.    Corporate expenses, net consist of the following (dollars in millions):

	Six months ended June 30,
	2023	2022
Corporate operating expenses	$21.3	$10.4
Non-cash stock compensation	6.2	5.3
Legacy expenses	—	0.2
Corporate expenses	$27.5	$15.9
Corporate expenses increased $11.6 million to $27.5 million for the six months ended June 30, 2023, from $15.9 million for the six months ended June 30, 2022, primarily due to $4.9 million higher professional fees primarily for business diligence and strategic consulting, a $0.9 million increase in non-cash stock compensation due to timing and estimated attainment of existing awards, the addition of $3.3 million of costs now reported as corporate operating expenses related to centralizing certain of our information technology costs in 2023, as well as an increase in employee-related costs.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were $26.2 million for the six months ended June 30, 2023, as compared to $27.7 million for the six months ended June 30, 2022. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:
•For the six months ended June 30, 2023, the Company generated $56.6 million in cash flows, based on the reported net income of $15.9 million and after considering the effects of non-cash items related to depreciation, amortization, (gain) loss on dispositions of assets, changes in deferred income taxes, stock-based compensation and other operating activities. For the six months ended June 30, 2022, the Company generated $73.1 million in cash flows based on the reported net income of $34.0 million and after considering the effects of similar non-cash items.
•Increases in accounts receivable resulted in a use of cash of $20.1 million and $29.4 million for the six months ended June 30, 2023 and 2022, respectively. The increased use of cash for each of the six month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables increased by four days through the six months ended June 30, 2023, and increased by four days through the six months ended June 30, 2022.
•We decreased our investment in inventory by $2.5 million for the six months ended June 30, 2023 while we increased our investment in inventory by $7.9 million for the six months ended June 30, 2022. Our days sales in inventory decreased by two days through the six months ended June 30, 2023, and decreased by three days through the six months ended June 30, 2022, as we continue to moderate inventory levels in line with sales levels.
•Decreases in prepaid expenses and other assets resulted in a source of cash of $1.2 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively. These changes were primarily a result of the timing of payments made for income taxes and certain operating expenses.
•Decreases in accounts payable and accrued liabilities resulted in a use of cash of $14.1 million and $8.9 million for the six months ended June 30, 2023 and 2022, respectively. Days accounts payable on hand decreased by seven days through the six months ended June 30, 2023 while remaining consistent through the six months ended June 30, 2022. Our days accounts payable on hand fluctuate primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms.
Net cash used for investing activities for the six months ended June 30, 2023 and 2022 was $96.5 million and $85.7 million, respectively. During the first six months of 2023, we invested $24.9 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects, and paid $71.8 million, net of cash acquired, to acquire Aarts and Weldmac. During the first six months of 2022, we invested $21.7 million in capital expenditures and paid $64.1 million, net of cash acquired, to acquire Intertech.
Net cash provided by financing activities for the six months ended June 30, 2023 was $0.1 million, while net cash used for financing activities was $33.6 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, we received net proceeds of $22.2 million from borrowings on our revolving credit facilities, purchased $13.1 million of outstanding common stock, used a net cash amount of $2.6 million related to our stock compensation arrangements, paid dividends of $3.3 million and paid $3.1 million related to liabilities assumed in our acquisition of Aarts. During the six months ended June 30, 2022, we purchased $27.9 million of outstanding common stock, used a net cash amount of $2.3 million related to our stock compensation arrangements, and paid dividends of $3.5 million.
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
For the six months ended June 30, 2023, our consolidated subsidiaries that do not guarantee the Senior Notes represented 29% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented 38% and 16% of the total guarantor and non-guarantor assets and liabilities, respectively, as of June 30, 2023, treating the guarantor and non-guarantor subsidiaries each as a consolidated group.
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
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of June 30, 2023. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 2.63 to 1.00 at June 30, 2023. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of June 30, 2023. Our actual interest expense coverage ratio was 11.89 to 1.00 at June 30, 2023. At June 30, 2023, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended June 30, 2023 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended June 30, 2023
Net income	$48,070
Bank stipulated adjustments:
Interest expense	14,870
Income tax expense	17,190
Depreciation and amortization	55,770
Non-cash compensation expense(1)	10,720
Other non-cash expenses or losses	990
Non-recurring expenses or costs(2)	13,670
Extraordinary, non-recurring or unusual gains or losses	5,590
Effects of purchase accounting adjustments	1,600
Business and asset dispositions	(22,070)
Permitted acquisitions	9,060
Currency gains and losses	(610)
Consolidated Bank EBITDA, as defined	$154,850

	June 30, 2023
Total Indebtedness, as defined(3)	$407,880
Consolidated Bank EBITDA, as defined	154,850
Total net leverage ratio	2.63	x
Covenant requirement	4.00	x

Twelve Months Ended June 30, 2023
Interest expense	$14,870
Bank stipulated adjustments:
Interest income	(930)
Non-cash amounts attributable to amortization of financing costs	(920)
Total Consolidated Cash Interest Expense, as defined	$13,020

	June 30, 2023
Consolidated Bank EBITDA, as defined	$154,850
Total Consolidated Cash Interest Expense, as defined	13,020
Actual interest expense coverage ratio	11.89	x
Covenant requirement	3.00	x
_____________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to diligence and transaction costs, purchase accounting costs, severance, relocation, restructuring and curtailment expenses.
(3)    Includes $10.0 million of acquisition-related contingent consideration, $5.5 million of derivative liabilities and $2.4 million of finance leases as of June 30, 2023.

At June 30, 2023, we had $21.8 million outstanding under our revolving credit facility and had $272.2 million potentially available after giving effect to $6.0 million of letters of credit issued and outstanding. At December 31, 2022, we had no amounts outstanding under our revolving credit facility and had $293.9 million potentially available after giving effect to $6.1 million of letters of credit issued and outstanding. Our letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of leverage restrictions contained in the Credit Agreement, as of June 30, 2023, we had $211.5 million of borrowing capacity available for general corporate purposes. Our borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of December 31, 2022.
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
Our weighted average borrowings during the first six months of 2023 approximated $432.0 million, compared to $400.1 million during the first six months of 2022, primarily due to borrowings made on our revolving credit facility.
In May 2021, we, through one of our non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings on this loan facility as of June 30, 2023.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.
While the majority of our cash on hand as of June 30, 2023 is located outside of the U.S., given available funding under our revolving credit facility of $211.5 million at June 30, 2023 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future, as well as dividends and share repurchases.
We are subject to variable interest rates on our revolving credit facility, which is subject to a benchmark interest rate determined based on the currency denomination of borrowings. At June 30, 2023, 1-Month EURIBOR approximated 3.4%. Based on our variable rate-based borrowings outstanding at June 30, 2023, a 1% increase in the per annum interest rate would increase our interest expense by $0.2 million annually.
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
In March 2020, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $250 million in the aggregate, an increase of $100 million from the prior authorization.  In the three and six months ended June 30, 2023, we purchased 101,020 and 451,882 shares of our outstanding common stock for an aggregate purchase price of $2.7 million and $13.1 million, respectively. Since the initial authorization through June 30, 2023, we have purchased 5,566,785 shares of our outstanding common stock for an aggregate purchase price of $157.4 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock and the payment of dividends, depending on market conditions, including the potential impact of the COVID-19 pandemic, and other factors.
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

We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of June 30, 2023, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of $158.8 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 9, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
We are also subject to interest risk as it relates to our long-term debt. See Note 8, "Long-term Debt," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
Common Stock
TriMas is listed in the NASDAQ Global Select Market. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On March 31, 2023, Moody's affirmed a Ba3 rating to our Senior Notes. See Note 8, "Long-term Debt" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also affirmed a Ba2 Corporate Family Rating and maintained its outlook as stable. On May 22, 2023, Standard & Poor's affirmed a BB- rating to our Senior Notes. Standard & Poor's also affirmed a BB corporate credit rating and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
We expect that the current macro-economic and global market uncertainties will persist in 2023, making it a challenging environment to effectively and efficiently transact business in the end markets we serve. We continue to experience volatility in our customers' order patterns, inflationary pressures for certain input costs (raw materials and wage rates in particular), with supply chain disruptions limiting material availability for certain products, and with labor availability remaining at lower levels than prior to the pandemic. While our Specialty Products segment continues to grow to meet higher industrial demand, and is converting that demand at record-level margins, the macro-economic impacts are more challenging in our Packaging segment, primarily due to customer inventory rebalancing and uncertainty regarding future consumer sentiment in the current inflationary environment, all of which have reduced current demand levels, and in our Aerospace segment, which is experiencing strong order intake but is challenged with supply chain volatility. No matter the outcome of these factors, we expect to continue to mitigate, as much as practical, the impact of these challenges, executing on streamlining actions and taking other steps as necessary, to maintain our strong balance sheet and generate cash in support of our capital allocation strategy.
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
Impact of New Accounting Standards
There were no new accounting pronouncements issued or effective as of June 30, 2023 that are expected to have a material impact on our consolidated financial statements.

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
During the quarter ended June 30, 2023, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2022.

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
Evaluation of disclosure controls and procedures
As of June 30, 2023, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1, 2023 to April 30, 2023	38,000	$27.24	38,000	$94,253,841
May 1, 2023 to May 31, 2023	45,020	$25.80	45,020	$93,092,148
June 1, 2023 to June 30, 2023	18,000	$27.16	18,000	$92,603,261
Total	101,020	$26.59	101,020	$92,603,261
__________________________
(1)     In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate from its previous authorization of $150 million. The increased authorization includes the value of shares already purchased under the previous authorization. Pursuant to this share repurchase program, during the three months ended June 30, 2023, the Company repurchased 101,020 shares of its common stock at a cost of $2.7 million. The share repurchase program is effective and has no expiration date.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the quarter ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

10.1
Seventh Amendment to the Credit Agreement, dated as of April 7, 2023, by and among TriMas Corporation, TriMas Company LLC and JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lenders from time to time thereto.**

10.2	TriMas Corporation 2023 Equity and Incentive Compensation Plan (Incorporated by reference to the Exhibits filed with TriMas Corporation’s Current Report on Form 8-K filed on May 11, 2023).*
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101	The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TRIMAS CORPORATION (Registrant)

/s/ SCOTT A. MELL

Date:	July 27, 2023	By:	Scott A. Mell Chief Financial Officer