Form 10-K
period 2023-12-31
TRIMAS CORP
filed 2024-02-29
CIK 842633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 30, 2023 was approximately $1.1 billion, based upon the closing sales price of the Registrant's common stock, $0.01 par value, reported for such date on the NASDAQ Global Select Market. For purposes of this calculation only, directors, executive officers and the principal controlling shareholder or entities controlled by such controlling shareholder are deemed to be affiliates of the Registrant.
As of February 22, 2024, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 41,028,045 shares.
Portions of the Registrant's Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

TRIMAS CORPORATION INDEX

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about our financial condition, results of operations and business. These forward-looking statements can be identified by the use of forward-looking words, such as "may," "could," "should," "estimate," "project," "forecast," "intend," "expect," "anticipate," "believe," "target," "plan" or other comparable words, or by discussions of strategy that may involve risks and uncertainties.
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to: general economic and currency conditions; competitive factors; market demand; our ability to realize our business strategies; our ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; pressures on our supply chain, including availability of raw materials and inflationary pressures on raw material and energy costs, and customers; the performance of our subcontractors and suppliers; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; risks associated with a concentrated customer base; information technology and other cyber-related risks; risks related to our international operations, including, but not limited to, risks relating to tensions between the United States and China; government and regulatory actions, including, without limitation, climate change legislation and other environmental regulations, as well as the impact of tariffs, quotas and surcharges; changes to fiscal and tax policies; intellectual property factors; uncertainties associated with our ability to meet customers’ and suppliers’ sustainability and environmental, social and governance ("ESG") goals and achieve our sustainability and ESG goals in alignment with our own announced targets; litigation; contingent liabilities relating to acquisition activities; interest rate volatility; our leverage; liabilities imposed by our debt instruments; labor disputes and shortages; the disruption of operations from catastrophic or extraordinary events, including, but not limited to, natural disasters, geopolitical conflicts and public health crises; the amount and timing of future dividends and/or share repurchases, which remain subject to Board approval and depend on market and other conditions; our future prospects; our ability to successfully complete the sale of our Arrow Engine business; and other risks that are discussed in Part I, Item 1A, "Risk Factors." The risks described in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
Forward-looking and other statements in this Annual Report on Form 10-K regarding our sustainability and ESG plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the Securities and Exchange Commission ("SEC"). In addition, historical, current and forward-looking sustainability- and ESG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future.
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

PART I
Item 1.    Business
Overview
TriMas designs, develops and manufactures a diverse set of products primarily for the consumer products, aerospace & defense, and industrial markets through its TriMas Packaging, TriMas Aerospace and Specialty Products groups. We believe our businesses share important and distinguishing characteristics, including: well-recognized brand names in the markets we serve; innovative product technologies and features; customer-approved processes and qualified products; strong cash flow generation; long-term growth opportunities; and a commitment to sustainability. Headquartered in Bloomfield Hills, Michigan, TriMas has approximately 3,400 employees who serve our customers from 38 manufacturing and support locations in 13 countries.
During 2023, our net sales were $893.6 million, operating profit was $65.4 million, and net cash provided by operating activities was $88.2 million. Approximately 72% of our 2023 net sales were generated from sales in North America.
Our Competitive Strengths
TriMas reports its operating activities in three segments: Packaging, Aerospace and Specialty Products. Our management team believes TriMas is uniquely positioned because of a number of competitive strengths, including:
•Well-Recognized and Established Brands. Our main Packaging brands include Rieke®, Affaba & Ferrari™, Taplast™, Rapak®, and Aarts Packaging™, and our main Life Sciences brands include Intertech™ and Omega Plastics™ (all of which make up the TriMas Packaging group and are collectively reported in the Packaging segment). Our Aerospace brands include Monogram Aerospace Fasteners®, Allfast® Fastening Systems, Mac Fasteners™, RSA Engineered Products™, Weldmac Manufacturing Company™, Martinic Engineering™ and TFI Aerospace™ (all of which make up the TriMas Aerospace™ group and are collectively reported in the Aerospace segment). Norris Cylinder™ and Arrow® Engine Company are the brands reported within the Specialty Products segment. We believe each of our go-to-market brands is well-recognized and firmly established in the end markets we serve. We believe our brands represent high standards and a commitment to quality and service that our customers rely on, and in many cases certify or audit, when making their sourcing decisions.
•Innovative and Proprietary Manufacturing and Product Technologies. We believe each of our businesses is well-positioned through years of refined manufacturing know-how, innovative product development, application engineering and solutions design. We believe our manufacturing footprint and operational competencies would be difficult and costly to replicate, and provide us a competitive advantage to serve our customers. We continue to place a priority on investing in innovation to enhance and protect our product designs, brand names, and manufacturing processes and competencies.
•Customer-Focused Solutions and Long-Term Customer Relationships. We work collaboratively with our customers to design new product applications that help satisfy rapidly changing preferences in the marketplace. As a recognized leader in many of our end markets, customers partner with us during the design, product development and production life cycle. These ongoing relationships, often developed over decades, coupled with our expertise in innovation and application engineering, position us to win new and replacement business with our customers when they launch new products or programs.
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

Our Strategy
Guided by our experienced management team, we are focused on the following components that comprise our core strategy:
•Leverage our TriMas Business Model. The TriMas Business Model ("TBM") serves as the platform to manage our diverse set of businesses under a common set of standards focused on driving long-term exceptional performance. Through the TBM, we set near- and long-term performance objectives, and utilize a reliable communication and escalation process that provides for flexibility and adjustments if market expectations change. A key tenet of the TBM is our commitment to operational excellence and continuous improvement. We believe our operating performance will continue to benefit from the use of Kaizen as a means to drive our decision-making and investment processes. In addition to continuous improvement and goal setting, the TBM is also focused on environmental, health and safety, talent development, and flawless new product and process launches.
•Invest in Innovation. We continue to invest in organic growth in our most compelling end markets with the highest long-term return potential. We intend to leverage our brands, expand our product offerings to current and new customers and geographic regions, and introduce innovative products to meet our customers' needs and help solve their challenges. We operate under a disciplined approach to defend and expand our product offerings, and grow our business over the longer term. In addition to product innovation, we also value process innovation and believe we can solidify our customer relationships using new innovative processes and manufacturing "know-how" to improve our quality, speed to develop and commercialize, sustainability and overall competitiveness, increasing customer satisfaction, as well as our performance.
•Accelerate Growth with Strategic Acquisitions. We believe TriMas, through its relatively low financial leverage and its strong free cash flow, is uniquely positioned to enhance organic growth with strategic acquisitions. Our acquisition priority is to build out the Packaging segment, with a focus in the areas of life sciences, beauty, and food & beverage applications, and increase TriMas’ weight in packaging-related end markets, which comprised 52% of consolidated net sales in 2023. We will also explore opportunities to further strategically expand our Aerospace platform with a focus in the areas of fasteners, fittings, and latches, as well as other complementary-to-existing products for commercial and defense applications. Overall, we typically seek to acquire adjacent product lines that expand our existing product offerings, gain access to new customers and end markets, expand our geographic footprint and/or capitalize on scale and cost efficiencies.
•Drive Enhanced Cash Conversion. We leverage the TBM to drive management’s decision-making processes to achieve our growth and profitability targets, as well as drive our businesses toward achieving market-leading returns and cash flow conversion. We believe establishing well-defined strategies, executing against annual goals and long-range targets, operating in a data-driven, fact-based environment, and awarding our team on annual cash flow generation will allow us to expand our free cash flow and create shareholder value. We plan to use this cash for reinvestment in our businesses, strategic acquisitions and other capital allocation actions, such as share buybacks and dividends.
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
•Focus on Sustainability. We view sustainability and ESG practices as important components of our culture and rooted in our core values representing who we are as a company. We proactively seek new ways to make progress in each of the four key areas of our sustainability strategy: Governance & Ethics, People, Environment and Products. We believe that sustainability is broader than caring for the environment, and encompasses care for our employees, as well as the communities where we live and work. It means continuously enhancing our products and our processes to make the world a better place. We strive to incorporate the concept of sustainability into our decision-making model and continue to increase the importance of sustainability in everything we do.

Our Businesses
We report the results of our operations in three segments, which had net sales and operating profit for the year ended December 31, 2023 as follows: Packaging (net sales: $463.6 million; operating profit: $60.1 million), Aerospace (net sales: $241.4 million; operating profit: $15.5 million) and Specialty Products (net sales: $188.6 million; operating profit: $36.4 million). For information pertaining to the net sales and operating profit attributed to our segments, refer to Note 20, "Segment Information," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
Each of our segments is described in more detail on the following pages.
Packaging (52% of 2023 net sales)
TriMas' Packaging segment includes the Rieke, Affaba & Ferrari, Taplast, Rapak, Aarts Packaging, Intertech and Omega Plastics brands, all of which make up the TriMas Packaging group. We believe TriMas Packaging is a leading designer, developer and manufacturer of specialty, highly-engineered polymeric and steel closure and dispensing systems for a range of end markets, including consumer packaging (beauty & personal care, food & beverage, and home care), life science and industrial markets. We manufacture high-performance, value-added products that are designed to enhance our customers’ ability to store, transport, process and dispense various products.
TriMas Packaging designs and manufactures dispensing products (including foaming pumps, lotion, hand soap and sanitizer pumps, beverage dispensers, perfume sprayers and trigger sprayers), polymeric and steel caps and closures (including food lids, flip-top closures, child resistant caps, drum and pail closures, and flexible spouts), polymeric jar products, and fully integrated dispensers for fill-ready, flexible bag-in-box applications, for a variety of consumer product markets including, but not limited to, the beauty & personal care, home care, food & beverage and industrial end markets. TriMas Packaging also manufactures airless dispensers for pharmaceutical applications, polymerase chain reaction (PCR) test kits for blood testing applications, components for vascular delivery and blood testing, and child resistant closures and containers, as part of its growing presence serving the life sciences end markets.
In February 2023, we acquired Aarts Packaging B.V. ("Aarts"), a well-established, innovative luxury packaging solutions provider for prestigious beauty and lifestyle brands, located in the Netherlands. This acquisition expanded TriMas Packaging's presence in beauty applications, a desirable end market, adding a variety of cosmetic dispenser closures, beauty packaging design solutions and highly-automated injection molding machines with robotic production and finishing capabilities including decorative metallization.
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
TriMas Packaging has the capability of manufacturing the majority of products in North America, Europe or Asia, which allows us to evaluate manufacturing location decisions based on customer needs, timing, cost and capacity.

Competitive Strengths
We believe TriMas Packaging benefits from the following competitive strengths in coordination with operating under TriMas' overarching strategy:
•Strong Product Innovation. Through a multi-layered approach to product and process innovation starting with subject matter experts, our TriMas Packaging team is focused on driving innovation across a broad range of solutions for our customers. Our New Product Development teams are also supported by our TriMas Center of Excellence, located in New Delhi, India, to enhance our technical innovation and development. TriMas Packaging has a consistent pipeline of new products and enhanced designs ready for launch, and continues to innovate to make products more appealing, sustainable and environmentally friendly. For example, TriMas Packaging's product development programs have provided innovative and proprietary product solutions, such as the patent-pending, single-polymer SingoloTM pump, made from a single material making it fully recyclable without compromising quality, aesthetics, performance or formula compatibility, and comes in a variety of dosing options. In addition, TriMas Packaging recently launched tethered caps, which are caps that remain attached to a bottle or container after opening and during use to increase ease of recycling. Other innovative offerings include a line of certified flame mitigation closures, as well as our child-resistant closures (CRC) for nutraceutical and agricultural products, which include innovative patent-pending interlocking inner/outer caps designed with less plastic, reducing our carbon footprint without compromising quality, durability or functional performance. TriMas Packaging also continues to service a variety of clients delivering high precision, innovative medical and wellness offerings; these products enable care to a scope of individuals within a range of medical testing and diagnostics. TriMas Packaging's emphasis on highly-engineered solutions and product development has yielded numerous issued and enforceable patents, with many other patent applications pending. For example, 20 patents were filed and 88 patents were issued in 2023, related to both new and existing patent families.
•Customized Solutions that Enhance Customer Relationships. A significant portion of our products have customized designs that are developed and engineered to address customer-specific technical, marketing and sustainability needs, helping to distinguish our customers' products from those of their competitors. For example, the customization of specialty plastic caps, closures and dispensers including branding, unique colors, collar sizes, lining and venting results in substantial customer loyalty. TriMas Packaging has also invested in high-quality, high-performance printing capabilities for multi-color printed logos and customized designs on flat top caps and closures. The substantial investment in flexible manufacturing cells allows us to offer both short lead-times for high volume products and customization for more moderate volume orders, which provides significant advantages to our consumer packaged goods customer base. In addition, we provide customized dispensing solutions including unique pump designs, precision metering, unique colors and special collar sizes to fit our customers' containers. TriMas Packaging collaborates with customers to develop innovative products that are more eco-friendly and easier to recycle. Based on our breadth of products, and engineering and production capabilities, we have achieved preferred supplier status with several customers.

•Global Manufacturing Footprint. TriMas Packaging maintains a global network of sales, manufacturing and distribution sites, to serve our global customer base. The majority of TriMas Packaging's manufacturing facilities around the world have advanced injection molding machines required to manufacture precision-engineered dispensing and closure components, as well as automated, high-speed assembly equipment for multi-component products. Our customers, including larger consumer products customers, often desire supply capability and a manufacturing footprint close to their end markets which results in more efficient supply chains, reduced carbon footprint and enhanced sustainability. To support these initiatives, we operate a newer, highly-automated facility in New Albany, Ohio, which began ramping up in 2022. This facility enables TriMas Packaging to shift production of a variety of products currently produced outside of the United States closer to our customers, and supports new business growth closer to our customers in North America, as needed. During 2023, as a result of temporal, significant industry-wide demand softness, TriMas Packaging took proactive actions to optimize its manufacturing footprint and better position its business to capture future operating leverage gains when end market demand recovers to more normalized levels. As a result of its flexible manufacturing footprint, TriMas Packaging was able to close a leased manufacturing facility in Rohnert Park, California, and reposition all of the production assets to other U.S. production facilities, announce the exit of a leased warehouse in Irwindale, California, and consolidate two manufacturing facilities located in China into one new facility which will provide improved efficiencies and position the business better for growth in the region. In addition to our locations in China, we also have design and manufacturing capacity and offer highly-engineered dispensing solutions through locations in India and Vietnam, and have increased our Asian market sales coverage. Our acquisitions of Affaba & Ferrari, Taplast, Aarts Packaging and Plastic Srl have provided us with additional sales, design and manufacturing capacity in Europe, with additional manufacturing facilities in the Netherlands, Italy and Slovakia. In addition, we are starting to expand our supply capabilities into South America, opening our first warehouse in Brazil in 2022. We believe TriMas Packaging's flexible footprint provides us with multiple alternatives for production to best meet customer requirements and helps mitigate the impacts of potential trade disruption.
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
TriMas Packaging's end customers include, but are not limited to, consumer packaged goods, personal care, beauty and cosmetic, medical, pharmaceutical, nutraceutical, food and beverage, industrial, agricultural, chemical, and cleaning and sanitary supply companies. We also provide products into applications used by warehouse clubs, e-retailers and quick-service restaurants. We may provide products directly to the end customer, but the end customers may also specify that our products be provided to filling or packaging intermediary customers. In addition, we also provide products to major container manufacturers, and maintain a customer service center that provides technical support, as well as other technical assistance to customers.
TriMas Packaging has manufacturing and support facilities in the United States, Mexico, Brazil, the United Kingdom, the Netherlands, Germany, Italy, Slovakia, China, India, Vietnam and Australia.
Competition
TriMas Packaging has a broad range of products in closure, dispensing and flexible packaging systems, and therefore has various competitors in each of our product offerings. We do not believe that there is a single competitor that matches our entire product offering. Depending on the product and customers served, our competitors include Aptar, Bericap, Berry Global, Comar, Greif, Mold-Rite, Phoenix Closures, Silgan, Technocraft and other smaller private companies located in Asia.

Aerospace (27% of 2023 net sales)
Our Aerospace segment is comprised of the Monogram Aerospace Fasteners (“Monogram”), Allfast Fastening Systems (“Allfast”), Mac Fasteners, RSA Engineered Products (“RSA”), Weldmac Manufacturing Company ("Weldmac"), Martinic Engineering (“Martinic”) and TFI Aerospace (“TFI”) brands, all of which make up the TriMas Aerospace group. We believe TriMas Aerospace is a leading designer and manufacturer of a diverse range of products, including, but not limited to, highly-engineered fasteners, collars, blind bolts, rivets, ducting and connectors for air management systems, and other highly-engineered machined parts and components, for use in focused markets within the aerospace and defense industry. In general, these products are customer-specific and are manufactured utilizing customer-qualified and proprietary processes. The products also satisfy rigorous customer approvals or meet unique aerospace industry standards, and as such, we believe there are a limited set of competitors. We believe our brands are well established and recognized in their markets. Each of our brands are long-term, certified suppliers of aerospace original equipment manufacturers ("OEMs") or Tier One suppliers, and have been serving the aerospace industry for decades.
We provide products for commercial, business jet, and military and defense aerospace applications and platforms with sales to OEMs, supply chain distributors, maintenance, repair and overhaul (MRO) and aftermarket providers, and Tier One suppliers. Our customer-specified and/or qualified products are used in production of significant long-term aircraft programs, including several Boeing and Airbus commercial jetliner programs.
TriMas Aerospace's product offering includes a broad line of fastener products, including permanent threaded blind bolts, solid and blind rivets, standard screws and bolts manufactured to meet NAS, MS, AN and AS standards, collars, temporary fasteners and other specialty fasteners. TriMas Aerospace also manufactures and assembles complex, highly-engineered and proprietary ducting, connectors and related products for air management systems, and other complex machine-to-print parts for aerospace applications, including auxiliary power units and electrical, hydraulic and pneumatic systems.

In April 2023, we acquired the operating assets of Weldmac, a leading designer and manufacturer of high-performance, complex metal fabricated components and assemblies for the aerospace, defense and space launch end markets. Offering numerous AS9100D and National Aerospace and Defense Contractors Accreditation Program (NADCAP) certified manufacturing services, Weldmac’s comprehensive processes include welding, stamping, punching, hydroforming, forging, laser cutting, custom tooling and machining, as well as advanced quality control inspections and complex assembly utilizing a variety of metals. In December 2021, we acquired TFI, a manufacturer and supplier of specialty fasteners used in a variety of applications, predominantly for use in the aerospace and industrial end markets.
Competitive Strengths
We believe TriMas Aerospace benefits from the following competitive strengths in coordination with operating under TriMas' overarching strategy:
•Broad Product Portfolio of Established Brands. We believe that TriMas Aerospace is a leading designer, developer and manufacturer of a broad range of engineered fasteners for the aerospace industry, as well as other complex machined components such as those used in air ducting systems. The combination of the Monogram, Allfast, Mac Fasteners and TFI brands enables TriMas Aerospace to offer a wide range of fastener products which address a broad scope of customer requirements, providing scale to customers who continue to rationalize their supply base. In several of the product categories, including rotary-actuated blind bolts and blind and solid rivets, TriMas Aerospace has a meaningful market share with well-known and established brands. The combined product sets of the Monogram, Allfast, Mac Fasteners and TFI brands uniquely position us to benefit from platform-wide supply opportunities. In addition, RSA has extensive experience in providing air ducting, connectors and flexible joints used in hot engine bleed air, anti-icing and environmental control system applications. Martinic has a reputation, with more than 40 years of experience, of specializing in the high-complexity machining of castings, forgings and bar stock for leading Tier One commercial and defense aerospace OEMs. We believe that we supply products for the majority of the new airplanes manufactured by the three largest global airplane OEMs, either directly or through a critical distribution network.

•Product Innovation. We believe that TriMas Aerospace's engineering, research and development capability and new product focus are competitive advantages. For many years, TriMas Aerospace's product development programs have provided innovative and proprietary product solutions. The close working relationship of our sales and engineering teams with our customers' engineering teams is key to developing future products desired and required by our customers. Our innovation teams add value by working directly with our customers to address assembly and manufacturing process challenges to improve productivity and efficiency, while reducing the overall installed cost. As an example, TriMas Aerospace has developed new fastener products that offer a flush break upon installation, streamlining the installation process, and continues to develop other fastener designs offering improved installation and use on composite structure applications. One of our more recent product innovations, the Composi-Lok4® fastener, provides installed weight savings helping to improve fuel efficiency, and further contributing to our sustainability objectives for TriMas and our customers. TriMas Aerospace has also designed the next generation temporary fastener Fastack® SC (Super Clamp) with a significant increase in clamping force. In addition to the new product introductions, TriMas Aerospace continues to focus on expanding its fastener offerings for the product applications on current aircraft, with expansion of collar product families used in traditional two-sided assembly. We believe our customer-focused approach to provide cost-effective technical solutions will drive the development of new products and create new growth opportunities.
•Leading Manufacturing Capabilities and Processes. We believe that TriMas Aerospace is a leading manufacturer of precision-engineered components for the aerospace industry. Given industry regulatory requirements, as well as customer requirements, these products are required to be manufactured within tight tolerances and specifications, often out of hard-to-work-with and exotic materials including titanium, Inconel and specialty steels. TriMas Aerospace is also capable of advanced precision computer numerical controlled ("CNC") milling, high performance CNC turning and assembly, working in a variety of metals including super alloys, stainless steel, aircraft steel alloys, carbon steel alloys and aluminum alloys. Many of TriMas Aerospace's products, facilities and manufacturing processes are required to be qualified and/or certified. Key certifications in TriMas Aerospace include: AS9100:2009 Revision D; ISO9001:2008; TSO; and NADCAP for non-destructive testing, heat treatment, wet processes and materials testing. While proprietary products and patents are important, having proprietary manufacturing processes and capabilities makes TriMas Aerospace's products difficult to replicate. The aerospace industry has strict requirements for quality and delivery, making process innovation and continuous improvement vital to TriMas Aerospace's success. We believe TriMas Aerospace's manufacturing processes, capabilities and quality focus create a competitive strength for the business.
Marketing, Customers and Distribution
TriMas Aerospace serves OEM, distribution and aftermarket customers on a wide variety of platforms. Given the focused nature of many of our products, TriMas Aerospace relies upon a global sales and technical team that is knowledgeable of both OEM customers and the established network of independent distributors. Although the markets for fasteners are highly competitive, we provide products and services primarily for specialized applications, and compete principally on technology, quality and service. TriMas Aerospace works directly with aircraft manufacturers to develop and test new products and improve existing products. TriMas Aerospace’s primary customers include OEMs, supply chain distributors, Tier One suppliers and the United States government.
TriMas Aerospace's manufacturing facilities are located in the United States and Canada. Given the nature of the components TriMas Aerospace manufactures, it can ship products efficiently to Europe, South America and Asia.
Competition
Depending on the product and customers served, our primary competitors include Ateliers de la Haute Garonne, Cherry Aerospace - Precision Castparts Corp., Howmet Aerospace, LISI Aerospace and Senior Aerospace, as well as a variety of aerospace and general industrial machined component manufacturers. We believe that we are a leader in one-sided installation (OSI), or blind bolt, applications with significant market share in all blind fastener product categories in which we compete.
Specialty Products (21% of 2023 net sales)
Our Specialty Products segment is comprised of our Norris Cylinder and Arrow Engine Company businesses. We believe these businesses are well-established and recognized in the end markets they serve.

TriMas' Norris Cylinder business is a leading designer, manufacturer and distributor of highly-engineered steel cylinders for use in industrial, heating, ventilation and air conditioning (HVAC), construction, health care and defense end markets. We believe that Norris Cylinder is a leading provider of a complete line of large, intermediate and small size, high and low-pressure steel cylinders for the transportation, storage and dispensing of packaged and compressed gases. Norris Cylinder's large high-pressure seamless gas cylinders are used principally for shipping, storing and dispensing oxygen, nitrogen, argon, helium and other compressed gases. In addition, Norris Cylinder offers a complete line of steel cylinders used to contain and dispense acetylene gas for the welding and cutting industries. Norris Cylinder's products meet the rigorous standards required by the U.S. Department of Transportation (DOT) or International Standards Organization (ISO), which certifies a cylinder's adequacy to perform in specific applications.
Arrow Engine is a provider of natural gas-powered engines, typically used in remote applications such as for oil field pump jacks, compressors and replacement parts, which are engineered for use in oil and natural gas production and other industrial markets. Arrow Engine distributes its products through a worldwide distribution network, primarily focused in the United States and Canada. Arrow Engine manufactures its own engine line and also offers a wide variety of spare parts for various industrial engines not manufactured by Arrow Engine. We have initiated the sales process for the Arrow Engine business, which, when completed, would facilitate an exit of our presence in the oil and gas end market.
Competitive Strengths
We believe our Specialty Products segment benefits from the following competitive strengths in coordination with operating under TriMas' overarching strategy:
•Leading Market Positions and Strong Brand Names. With more than 70 years of experience, Norris Cylinder is one of the worlds' largest manufacturers of high- and low-pressure forged steel cylinders, and the only manufacturer in the United States. In 2021, Norris Cylinder became an official "Made in the USA" designated manufacturer, which we believe allows Norris to locally address customers' needs, while maintaining more control over lead times and quality. We believe that Norris has a reputation for high-quality cylinders used in a variety of applications, including industrial gas, welding and cutting, government, medical, laboratories, food and beverage technology, breathing air, fire protection and aviation. We believe that the Arrow Engine brand is also well-known by companies that operate or own pump jacks or active wellheads for oil and natural gas extraction. Moreover, we believe larger remote power generation unit providers know the natural gas-fired Arrow Engine product offering as an input option for their larger power generation systems.
•Comprehensive Product Offering. We believe that both Norris Cylinder and Arrow Engine offer comprehensive product offerings that meets their customers' needs. Norris Cylinder offers a complete line of large, intermediate and small size, high and low-pressure steel cylinders to its customers across a variety of end markets. Arrow Engine also provides a comprehensive product offering, including engines, compressors and replacement parts to a variety of oilfield and industrial markets. In addition, utilizing the tools of Kaizen, Arrow Engine developed and launched a new reduced emission EPA-certified A54-E engine platform for stationary and off-road mobile applications.
•Established and Extensive Distribution Channels. Our Specialty Products businesses have long-standing customer relationships and distributes directly to major companies, as well as distributing to domestic buying groups, OEMs, medium and small independent companies, and independent distributors. Our long-standing supply position in these well-established networks has allowed our Specialty Products businesses to successfully navigate some of the most robust, as well as harshest, economic cycles.
•Difficult and Costly to Replicate Manufacturing Base. Our Norris Cylinder business has locations in Longview, Texas, and Huntsville, Alabama, which have numerous forging and metalworking pieces of equipment and processes. While there are other manufacturers of steel cylinders globally, the installation of manufacturing processes and adding new capacity tends to be a lengthy process and a costly investment to implement. As such, in periods of rising demand, as we have experienced in 2021 through the majority of 2023, Norris Cylinder's installed capacity and manufacturing presence in the United States provides an advantage when compared to non-U.S. suppliers dealing with logistic constraints.
Marketing, Customers and Distribution
The customers of our Specialty Products segment predominantly operate in the broader industrial end markets, and to a lesser extent, the upstream oil and gas end markets. Given the focused nature of many of our products, we rely upon a combination of a direct sales force and an established network of distributors familiar with the end-users. Norris Cylinder, for example, sells directly to customers and through distributors. Our primary customers include industrial gas producers and distributors, welding equipment distributors and equipment manufacturers.

The Norris Cylinder and Arrow Engine manufacturing facilities are located in the United States.
Competition
Norris Cylinder's competitors include Beijing Tianhai Industry Co., ENK Co., Everest Kanto Cylinder, Faber, MAT S/A Gas Cylinders and Zhejiang Jindun Pressure Vessel Co., which are all non-U.S. companies, among others. Norris Cylinder is the only remaining high pressure, forged steel cylinder manufacturer in the United States. Arrow Engine tends to compete against natural gas powered, lower horsepower, multi-cylinder engines from manufacturers such as Caterpillar and Cummins engines, as well as engines from non-U.S. manufacturers and providers of electric-powered motors.
TriMas' Acquisition Strategy
TriMas views the pursuit of strategic acquisitions as core to augmenting its organic growth and achieving our overarching corporate strategy. We believe TriMas is uniquely positioned to leverage our relatively low debt profile and strong free cash flow profile to identify and complete bolt-on acquisitions annually as part of our capital allocation strategy. TriMas' acquisition priorities are to build out our Packaging platform, which comprised 52% of our consolidated net sales in 2023, with a focus on expanding in the life sciences, beauty, and food & beverage end markets, as well as to explore unique, strategic opportunities to build out our Aerospace platform, with a priority on expanding in fastener, fitting and latch applications. We typically seek to acquire adjacent product lines that expand our existing product offerings, gain access to new customers and end markets, expand our geographic footprint and/or capitalize on scale and cost efficiencies. Between 2019 and 2023, TriMas completed ten acquisitions and one divestiture. We believe these moves will better shape our presence in growth end markets, improve our overall portfolio of businesses and augment long-term growth.
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
Human Capital Resources
As of December 31, 2023, we employed approximately 3,400 people, of which 38% were located outside the United States. We have one facility, located in Commerce, California, where our hourly employees operate under a collective bargaining agreement, and which represents 12% of our U.S. employees. We have four facilities outside of the United States where our employees are affiliated with work councils, which covers 21% of our non-U.S. employees.
We believe employee relations throughout our organization are positive and we are not aware of any present active union organizing activities at any of our facilities. We cannot predict the impact of any further unionization of our workplace. Our labor agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America at our TriMas Aerospace facility in Commerce, California, expires in August 2024 and we expect to enter into timely negotiations regarding the extension of our agreement.
TriMas focuses on several human capital resources objectives in managing its business, including our commitment to health and safety, employee engagement, diversity, equity & inclusion, and talent development. These human capital resources objectives, taken together, may be material to understanding our business under certain circumstances. These objectives are reinforced by our Code of Conduct, our global policies, including our Global Human Rights Policy, Diversity, Equity & Inclusion Statement, Supplier Code of Conduct, and Environment, Health & Safety Policy, as well as our commitment to sustainability as evidenced by our annual Sustainability Reports.

Commitment to Safety
Our first objective under the TBM is the health and safety of our employees, including anyone who conducts business on our behalf. The commitment to safety starts at the top levels of our organization, and as a result of our commitment, we updated and enhanced our Environment, Health & Safety Policy in 2022. We believe a safe and secure workplace is fundamental to our success. TriMas is committed to providing a safe and healthy workplace and complying with applicable safety and health laws, regulations and internal requirements. We are also committed to engaging our employees to continually improve health and safety by acting upon opportunities to reduce risk and improve our safety and health performance, and offer training programs on a regular basis. TriMas maintains comprehensive safety programs focused on identifying hazards and eliminating risks that can lead to work-place injuries.
Employee Engagement
At TriMas, a commitment to continuous improvement is one of our core values and imperative to our long-term success. We embrace the tools of Kaizen and work to foster a culture of employee engagement to drive performance improvements and operational excellence. We believe that employee feedback is important which is why, in 2021, 2022 and 2023, we administered employee engagement surveys globally. We continue to work on our engagement as a company, with managers actively facilitating engagement discussions with their teams and developing action plans to ensure progress and continuous improvement.
Diversity, Equity and Inclusion
We believe we are at our best when we bring together unique perspectives, experiences and ideas, and actively build diverse teams and inclusive work environments across our global locations. We believe that tapping into our employees' diverse backgrounds and experiences ensures we make better decisions and supports stronger operating performance. Our goal is to foster working environments that are fair, equitable and safe, where rights are respected, and everyone can achieve their full potential. Our policies and practices strive to assure equal employment and advancement opportunities for all qualified people. We also work to maintain appropriate standards of conduct in the workplace and to be sensitive to the concerns of our diverse group of employees. We strive to maintain workplaces that are free from discrimination or harassment on the basis of race, ethnicity, color, national origin, religion, age, gender, gender identity and expression, genetic information, sexual orientation, protected veteran status, disability or any other characteristic protected by applicable laws.
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
We are committed to a culture of Kaizen and operational excellence, and we provide employees with the opportunity to receive frequent performance feedback. On a regular basis throughout the year, employees have goal alignment, performance and career development discussions with their managers (via annual goal setting, mid-year and year-end performance and talent reviews). At these times, employees receive candid feedback on their performance against set objectives. These reviews evaluate each employee's strengths, skills and areas for opportunity, which are important for career development.
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
Current environmental laws and regulations have not had a material impact on our business, capital expenditures or financial position. However, we must comply with existing and pending climate change legislation, regulation and international treaties or accords. Future events, including those relating to climate change or greenhouse gas regulation could require us to incur expenses related to the modification or curtailment of operations, installation of pollution control equipment or investigation and cleanup of contaminated sites. In addition to environmental laws and regulations, our operations are governed by a variety of laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder. We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Intangible Assets
Our identified intangible assets, consisting of customer relationships, trademarks and trade names, and technology, are recorded at $181.0 million at December 31, 2023, net of accumulated amortization. The valuation of each of the identified intangibles was performed using broadly accepted valuation methodologies and techniques.
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
International Operations
Of our net sales for the year ended December 31, 2023, 23.8% were derived from sales by our businesses located outside of the United States, and 35.5% of our long-lived assets as of December 31, 2023 were located outside of the United States. We operate manufacturing facilities in Canada, China, Germany, India, Italy, Mexico, the Netherlands, Slovakia, the United Kingdom and Vietnam, in addition to our U.S. operations. In addition to the net sales derived from sales by our businesses located outside of the United States, we also generated $72.2 million of export sales from the United States.
Website Access to Company Reports
We use our corporate website, www.trimas.com, as a channel for routine distribution of important information, including news releases, company presentations and links to our businesses' websites, as well as reinforcing our commitment to sustainability as evidenced by our Sustainability Reports. We also provide financial information on our website and post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including our annual, quarterly, and current reports on Forms 10-K, 10-Q and 8-K, our proxy statements and any amendments to those reports or statements. All such postings and filings are available under our Investors section of the website free of charge. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

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
Our financial performance depends, in large part, on conditions in the markets that we serve in both the U.S. and globally. In the past, our operations have been exposed to volatility due to changes in general economic conditions or consumer preferences, recessions or adverse conditions in the markets we serve, including the impact of global pandemics and international conflicts. We are exposed to highly cyclical end markets for industrial goods, and to a lesser extent, aerospace and consumer products. An uncertain macro-economic and political climate could lead to reduced demand from our customers, variations in timing of sales to our customers, increased price competition for our products, increased risk of excess and obsolete inventories, uncollectible receivables, and higher overhead costs as a percentage of revenue, all of which could impact our operating margins. If our customers are adversely affected by these factors, we may experience lower product volume orders, which could have an unfavorable impact on our revenue and operating profit. For example, beginning in the back half of 2022 and continuing through 2023, demand for dispensing and closure products fell as a result of some of our larger customers' choices to rebalance on-hand inventory levels and caution in current purchasing behaviors given the current inflationary macro-economic environment. Our ability to precisely forecast the level of our customers’ orders is limited and can result in inefficiencies in scheduling our installed manufacturing capacity and result in sub-optimal business and financial results.
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
In addition, we may dispose of assets or businesses at a price or on terms that are less favorable than we had anticipated, or with the exclusion of assets that must be divested or run off separately. As we seek to sell or separate certain assets, equity interests or businesses, we may also encounter difficulty in finding buyers, managing interdependencies across multiple transactions and other Company initiatives, implementing separation plans or executing alternative exit strategies on acceptable terms, which could delay or prevent the accomplishment of our strategic and financial objectives. Moreover, the effect of dispositions over time will reduce our cash flow and earnings capacity and result in a less diversified portfolio of businesses, creating a greater dependency on remaining businesses for our financial results.

Accordingly, risks related to strategic acquisitions or dispositions may result in the disruption of our ongoing business, diversion of management's attention, the failure of such transactions to be completed, or the failure to realize the financial and strategic benefits contemplated at the time of a transaction, some or all of which could materially and adversely affect our business strategy, financial condition and results of operations.
Increases in our raw material or energy costs or the loss of critical suppliers could adversely affect our profitability and other financial results.
We are sensitive to price movements and availability of our raw materials supply. Our largest raw material purchases are for resins (such as polypropylene and polyethylene), steel, aluminum superalloys (such as titanium, A286 stainless steel and Iconcel) and other oil and metal-based purchased components, each of which have experienced recent cost volatility. Prices for these products, along with costs for transportation and energy, fluctuate with market conditions, and have generally increased over time. For example, during 2022, we experienced increased energy costs and supply chain disruptions as a result of the Russia-Ukraine conflict. In addition, we have experienced, and expect to continue to experience, the impact of cost inflationary pressure on raw materials, wage rates and freight. For 2023, material and other input costs have decreased from 2022 levels, primarily in our Packaging segment, although pressure on wage rates remain. Although we have generally been able to recover costs increases, we may be unable to offset the impact of future cost increases with price increases on a timely basis due to outstanding commitments to our customers, competitive considerations or our customers’ resistance to accepting such price increases and our financial performance could be adversely impacted. A failure by our suppliers to continue to supply us with certain raw materials, component parts, or at all, could have a material adverse effect on us. To the extent there are energy supply disruptions or material fluctuations in energy costs, our margins could be materially adversely impacted.
Our ability to deliver products that satisfy customer requirements is dependent on the performance of our subcontractors and suppliers, as well as on the availability of raw materials and other components.
We rely on other companies, including subcontractors and suppliers, to provide and produce raw materials, integrated components and sub-assemblies and production commodities included in, or used in the production of, our products. If one or more of our suppliers or subcontractors experiences delivery delays or other performance problems, we may be unable to meet commitments to our customers or incur additional costs and penalties. In some instances, we depend upon a single source of supply. Any material service disruption from one of our suppliers, either due to circumstances beyond the supplier’s control, such as geopolitical developments, including any potential impacts resulting from rising tensions between the United States and China, or logistical complications or operational disruptions due to weather, global climate change, earthquakes or other natural disasters, or as a result of performance problems or financial difficulties, could have a material adverse effect on our ability to meet commitments to our customers or increase our operating costs. In recent years we have experienced even greater uncertainties in the economic environment, including input cost inflation, supply chain disruptions with our subcontractors and suppliers, shortages in global markets for commodities, logistics and labor, all of which have resulted in labor and manufacturing inefficiencies given the challenges in production scheduling.
We have significant goodwill and intangible assets, and future impairment of our goodwill and intangible assets could have a material negative impact on our financial results.
At December 31, 2023, our goodwill and intangible assets were $544.8 million and represented 40.6% of our total assets. If we experience declines in sales and operating profit or do not meet our current and forecasted operating budget, we may be subject to goodwill and/or other intangible asset impairments in the future. While the fair value of our remaining goodwill exceeds its carrying value, significantly worse financial performance of our businesses, significantly different assumptions regarding future performance of our businesses or significant declines in our stock price could result in future impairment losses. Because of the significance of our goodwill and intangible assets, and based on the magnitude of historical impairment charges, any future impairment of these assets could have a material adverse effect on our financial results.
Our business may be exposed to risks associated with an increasingly concentrated customer base.
While no individual customer accounted for 10% or more of our consolidated net sales for 2023, 2022 or 2021, our customer base has become, and may further become, increasingly concentrated as a result of our strategy to focus on growing sales with existing customers in packaging end markets, or due to customer consolidations. In 2023, our Aerospace and Specialty Products segments each had a customer that comprised 10% or more of its segment revenue. As a result of these factors, changes to or reductions in the buying patterns of these larger customers, including our customers diversifying their supply base, may expose our business and results of operations to greater volatility. For example, in a prior period, a large commercial aircraft manufacturer announced significant production delays and/or reductions on certain of its platforms for which we provide products, which significantly impacted our sales, profit and production efficiencies compared to historical levels.

The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year, and have a significant impact on our financial condition, results of operations and cash flows. If customers do not place orders, or they substantially reduce, delay or cancel orders, we may not be able to replace the business, which may have a significant adverse impact on our results of operations and financial condition. For example, a number of our consumer packaged goods customers ordered higher levels of inventory due to concerns over capacity constraints and rising inflation in the first half of 2022, and subsequently reduced their order levels in the back-half of 2022. Sales of our consumer and industrial packaging products decreased in 2023, which we believe was due to lower customer order activity given high customer stocking levels, as well as continuing uncertainty around consumer sentiment as a result of the inflationary environment. In addition, major customers may require that we localize manufacturing and supply capacity rather than sourcing from lower cost countries, or seek pricing, payment, intellectual property-related or other commercial terms that are less favorable to us, which may have a negative impact on our business. The concentration of our customer base also increases our risks related to the financial condition of our customers, and the deterioration in financial condition of customers or the failure of customers to perform their obligations could have a material adverse effect on our results of operations and cash flows.
We are dependent on our manufacturing facilities for the production of our highly-engineered products, which subjects us to risks associated with disruptions and changing technology and manufacturing techniques that could place us at a competitive disadvantage.
If our manufacturing facilities become unavailable either temporarily or permanently due to weather, earthquakes or other natural disasters related to global climate change, or geopolitical developments, including any potential impacts resulting from tensions between the United States and China, or logistical complications or operational disruptions arising from adverse regulatory actions, acts of war, cyber-attacks, public health crises or labor disruptions, we may be unable to shift production to other facilities or to make up for lost production. For example, our Aerospace manufacturing facilities are predominately located in southern California, an area known for earthquakes, and are thus vulnerable to damage. Any new facility would need to comply with the necessary regulatory requirements, satisfy our specialized manufacturing requirements and require specialized equipment. Even though we carry business interruption insurance policies, any business interruption losses could exceed the coverage available or be excluded from our insurance policies. Any disruption of our ability to operate our business could result in a material decrease in our revenues or significant additional costs to replace, repair or insure our assets, which could have a material adverse impact on our financial condition and results of operations.
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
A major failure of our information systems could harm our business; increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks and products.
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

We have experienced cyber-attacks in the past and, while none of these cyber-attacks resulted in a material disruption to our business, we may experience additional cyber-attacks in the future. Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks, and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our networks and systems remain potentially vulnerable to advanced persistent threats. Furthermore, we may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.
A growing portion of our sales and earnings may be derived from international sources, which exposes us to certain risks which may adversely affect our financial results and impact our ability to service debt.
We have operations outside of the United States. Of our net sales for the year ended December 31, 2023, 23.8% were derived from sales by our subsidiaries located outside of the U.S. In addition, we may expand our international operations through internal growth or acquisitions. International operations, particularly sales to emerging markets and manufacturing in non-U.S. countries, are subject to risks that are not present within U.S. markets, which include, but are not limited to, the following:
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
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on sustainability and ESG considerations relating to businesses. We have announced certain areas of focus through information on our website, press statements and other communications, including through our Sustainability Reports, which include health and safety, environmental matters, climate change and greenhouse gas emissions, human capital, diversity, equity and inclusion, talent development, and innovation for sustainable products. The criteria used to evaluate sustainability and ESG practices, including goals and initiatives, may continue to evolve, which could result in greater expectations and may cause us to make investments, which may be material, to satisfy new criteria. In addition, some stakeholders may disagree with our goals and initiatives, or have very different views on where our sustainability and ESG focus should be placed, including differing views of regulators in various jurisdictions in which we operate. The increasing attention to sustainability could also result in reduced demand for certain of our products and/or reduced profits. If we are unable to respond effectively, investors may conclude that our sustainability and ESG policies and/or actions are inadequate. Any failure, or perceived failure, by us to achieve our sustainability or ESG goals and initiatives, adhere to our public statements, comply with federal, state or international laws and regulations, meet evolving and varied stakeholder expectations and standards, or accurately disclose our progress on such matters, could expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
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
We continue to monitor and evaluate legislative developments related to the Global Anti-Base Erosion Proposal ("GloBE") established by the Organization of Economic Cooperation and Development's ("OECD") Pillar Two framework. On December 12, 2022, the European Union member states agreed to implement the OECD's Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least $790,000, which would go into effect beginning in 2024. While we will continue to analyze this law to determine potential impacts, at this time, we do not expect the Pillar Two legislation to have a material impact on our consolidated financial statements.

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
We are, from time to time, subject to a variety of claims or litigation incidental to our businesses, including demands for damages arising out of use of our products, claims relating to intellectual property matters, and claims involving employment matters and commercial disputes. We currently carry insurance and maintain reserves for potential product liability claims. However, our insurance coverage may be inadequate if such claims do arise and any liability not covered by insurance could have a material adverse effect on our business. Although we have been able to obtain insurance in amounts we believe to be appropriate to cover such liability to date, our insurance premiums may increase in the future as a consequence of conditions in the insurance business generally or our situation in particular. Any such increase could result in lower operating profit or cause the need to reduce our insurance coverage. In addition, a future claim may be brought against us that could have a material adverse effect on us. Any product liability claim may also include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. Our product liability insurance policies have limits that, if exceeded, may result in material costs that could have an adverse effect on our future profitability. In addition, warranty claims are generally not covered by our product liability insurance. Further, any product liability or warranty issues may adversely affect our reputation as a manufacturer of high-quality, safe products, divert management’s attention, and could have a material adverse effect on our business.
In addition, our former Lamons business is a party to lawsuits related to asbestos contained in gaskets formerly manufactured by it or its predecessors. While we sold the Lamons business in December 2019, we retained the asbestos-related liability exposure. Some of this litigation includes claims for punitive and consequential, as well as compensatory damages. We are not able to predict the outcome of these matters given that, among other things, claims may be initially made in jurisdictions without specifying the amount sought or by simply stating the minimum or maximum permissible monetary relief, and may be amended to alter the amount sought. Of the 4,863 claims pending at December 31, 2023, 33 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). See Note 15, "Commitments and Contingencies," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K for additional information.

Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed more than 30 years ago, have been $13.1 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. The Company's primary insurance exhausted in November 2018, and the Company is solely responsible for defense costs and indemnity payments prior to the commencement of coverage under this agreement, the duration of which would be subject to the scope of damage awards and settlements paid. During this period, we may incur significant litigation costs in defending these matters. We also may be required to incur additional defense costs and pay damage awards or settlements, or become subject to equitable remedies, in the future that could adversely affect our businesses.
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
While we strive to maintain high standards, our internal controls and compliance systems may not always protect us from acts committed by our employees, agents, or business partners that would violate U.S. and/or non-U.S. laws or adequately protect our confidential information, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering, and data privacy laws, as well as the improper use of proprietary information or social media. Any such allegations, violations of law or improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties, and related shareholder lawsuits, could lead to increased costs of compliance, could damage our reputation and could have a material effect on our consolidated financial statements.
Risks Related to our Debt and Other Financial Obligations
We have debt principal and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations.
As of December 31, 2023, we have $395.7 million of outstanding long-term debt. We are subject to variable interest rates on our revolving credit facility. Such interest rates are subject to benchmark interest rates based on the currency denomination of borrowings, with British pound sterling borrowings subject to the Sterling Overnight Index Average and Euro borrowings subject to the Euro InterBank Offered Rate, both plus a spread of 1.625%, and U.S. dollar borrowings subject to the Secured Overnight Financing Rate plus a spread of 1.725%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date. We may experience increases in our interest expense as a result of general increases in interest rate levels. In addition, we could be further impacted by changes in variable interest rates. Our reference rates under our revolving credit facility may perform differently from historical rates, which may affect our net interest expense and require changes to our future risk, pricing and hedging strategies. We had no amounts outstanding under our revolving credit facility as of December 31, 2023.

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
We have significant operating and finance lease obligations and our failure to meet those obligations could adversely affect our financial condition.
We lease many of our manufacturing and distribution branch facilities, and certain capital equipment. Our rental expense in 2023 under these leases was $14.9 million. A failure to pay our rental obligations would constitute a default allowing the applicable landlord to pursue any remedy available to it under applicable law, which would include taking possession of our property and, in the case of real property, evicting us. The majority of our leases are categorized as operating leases and are not considered indebtedness for purposes of our debt instruments.

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
As of December 31, 2023, we have one facility, located in Commerce, California, where our hourly employees operate under a collective bargaining agreement, and which represents 12% of our employees located in the United States. We have four facilities outside of the United States where our employees are affiliated with state-controlled or trade unions, which covers 21% of our non-U.S. employees. In 2021 we entered a three-year collective bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America at our TriMas Aerospace facility in Commerce, California, which expires in August 2024. We are not aware of any present active union organizing drives at any of our other facilities. We cannot predict the impact of any further unionization of our workplace.
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

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 1C.    Cybersecurity
Risk Management and Strategy
We depend on integrated information systems to conduct our business. Accordingly, we have processes in place designed to protect our information systems and to assess, identify and manage material risks from cybersecurity threats. As part of our Cyber Security Continuous Improvement Strategy, we continuously assess and improve our information systems to keep pace with the evolving threat landscape. We maintain a cybersecurity program that incorporates security measures from frameworks like the National Institute of Standards and Technology and the Center for Internet Security ("NIST"). This does not mean that we meet any particular technical standards, specifications, or requirements, but only that we use the NIST as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Alongside the Company's preventative measures that employ traditional and artificial intelligence technologies, we actively monitor and audit our information technology and data assets to detect any anomalies and to respond quickly to potential threats that may arise.
In addition to applying security controls to prevent unauthorized access to sensitive information and protecting the Company's information systems and networks from exploitation by outsiders, we also deploy cybersecurity training courses to all employees annually, maintain an incident response plan, establish cybersecurity contingency plans and conduct phishing testing on a quarterly basis.
The oversight of the Company's cybersecurity risk management process is integrated into our annual Enterprise Risk Management ("ERM") process. Our ERM process is designed to enable leaders to identify and assess leading risks facing the Company, including risks related to cybersecurity, and work collaboratively to implement plans to mitigate these risks. We also utilize third-party experts to evaluate the Company’s security program and test operational effectiveness of our security controls.
In addition, we have processes designed to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers. For example, our Terms and Conditions within our agreements with suppliers, vendors, contractors, consultants, partners and others with whom we do business (collectively "Suppliers") generally require that our Suppliers safeguard and protect the information entrusted to them, as well as information generated or developed by them, from unauthorized access, destruction, use, modification or disclosure. We also encourage the our Suppliers to maintain risked-based cybersecurity programs designed to mitigate emerging threats to their information systems, products, services and supply chain, while complying with all applicable contractual and legal requirements. However, we may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering cybersecurity threats.
We have experienced cyber-attacks in the past and, while none of these cyber-attacks resulted in a material disruption to our business, we may experience additional cyber-attacks in the future. As of the filing of this Form 10-K, we are not aware of any such attacks that have occurred since the beginning of 2023 that have materially affected, or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For additional information, refer to "Risks Relating to Our Business – A major failure of our information systems could harm our business; increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks and products." in "Item 1A.    Risk Factors within this Form 10-K.
Governance
The Board of Directors of the Company (the "Board") is presented with a cybersecurity update quarterly and is integrated within our TriMas Incident Response Plan. The Board reviews the Company's ERM process, including the design of the program, the key risks identified and the actions identified to manage and reduce those risks. Consistent with this undertaking, the Board regularly reviews the Company's cybersecurity strategy and activities in support of the strategy. As part of its compliance oversight responsibilities, the Audit Committee of the Board (the "Audit Committee") is responsible for the review of compliance with laws, regulations and internal policies and procedures of our information and cybersecurity programs. The Board and the Audit Committee receive updates from management quarterly on information and cybersecurity status and enhancements. Additionally, prompt notification of the Board is integrated into the Incident Response Plan.

Our Chief Information Officer ("CIO") is responsible for assessing and managing material risks from cybersecurity threats, including monitoring the prevention, detection, mitigation and remediation of cybersecurity incidents. Our CIO has 20-plus years of experience in the cybersecurity industry. Our CIO is informed of such incidents through the Infrastructure and Security Team. Our CIO reports directly to the Company's Chief Financial Officer and reports information on these risks and incidents to the Board and the Audit Committee. Additionally, our CIO meets monthly with TriMas Senior Leadership in the Security Incident Management and Mitigation meetings.

Item 2.    Properties
Our principal manufacturing facilities range in size from approximately 10,000 square feet to approximately 255,000 square feet. Except as set forth in the table below, all of our manufacturing facilities are owned. The leases for our manufacturing facilities have terms that expire from 2024 through 2032 and are generally renewable, at our option, for various terms, provided that we are not in default under the lease agreements. Substantially all of our owned U.S. real properties are subject to liens in connection with our credit facility. TriMas' corporate executive office is located in Bloomfield Hills, Michigan, which is leased through February 2028. Our buildings have been generally well maintained, are in good operating condition and are adequate for current production requirements.
The following list sets forth the location of our principal owned and leased manufacturing and other facilities used in continuing operations and identifies the principal segment utilizing such facilities as of December 31, 2023:

	Packaging	Aerospace	Specialty Products
United States:
Alabama			Huntsville
Arkansas	Atkins(1)
Arizona		Mesa Tolleson
California	Irwindale(1)	City of Industry Commerce(1) Simi Valley(1) El Cajon
Colorado	Denver(1)
Illinois	Woodridge(1)
Indiana	Auburn Hamilton(1) Indianapolis(1)
Kansas		Ottawa
Michigan	Clinton Township(1)
Ohio	New Albany(1)
Oklahoma			Tulsa
Texas			Longview

International:
Brazil	Sao Paulo(1)
Canada		Orangeville(1)
China	Haining City(1)
Germany	Neunkirchen
India	Baddi New Delhi(1)
Italy	Borgo San Giovanni(1) Forli Pieve Fissiraga(1) Povolaro
Mexico	San Miguel de Allende(1)
Netherlands	Waalwijk(1)
Slovakia	Levice(1)
United Kingdom	Leicester
Vietnam	Thu Dau Mot(1)
______________________
(1)Represents a leased facility. All such leases are operating leases.

Item 3.    Legal Proceedings
See Note 15, "Commitments and Contingencies" included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
Item 4.    Mine Safety Disclosures
Not applicable.
Supplementary Item. Information about our Executive Officers
As of December 31, 2023, the following were executive officers of the Company:
Thomas A. Amato. Mr. Amato, age 60, was appointed the Company's President and Chief Executive Officer in July 2016. Previously, he served as Chief Executive Officer and President of Metaldyne, LLC, an international engineered products manufacturing company, from 2009 through 2015, and Co-President and Chief Integration Officer of Metaldyne Performance Group, a global manufacturing company formed in mid-2014 and taken public in the same year, from August 2014 through December 2015. Prior to 2009, he served as Chairman, Chief Executive Officer and President of Metaldyne Corporation, a global components manufacturer, and Co-Chief Executive Officer of Asahi Tec, a publicly-traded Japanese casting and forging company. Prior to this, Mr. Amato worked at MascoTech in positions of increasing responsibility, and successfully completed several acquisitions and divestitures. During this time, one of his roles was Vice President of Corporate Development for TriMas. From 1987 to 1994, Mr. Amato worked at Imperial Chemical Industries, a large multinational chemical company, as an applications development engineer and, eventually, a group leader. Mr. Amato also serves on the Board of Directors of Ametek, a publicly-traded diversified industrial manufacturing company, and is appointed as its Compensation Committee Chair.
Scott A. Mell. Mr. Mell, age 52, was appointed the Company's Chief Financial Officer in May 2021. Prior to joining the Company, Mr. Mell served as Managing Director of Recovery and Transformation Services for Riveron, a national business advisory firm, from October 2018 through April 2021. In his role with Riveron, Mr. Mell led projects at TriMas to support continuous improvement efforts within TriMas' Packaging and Aerospace segments. Mr. Mell has more than 25 years of leadership experience providing strategic, financial and operational advisory services focused on value creation and transformational change management. Prior to Riveron, Mr. Mell served as Managing Director at Ernst & Young from October 2017 to October 2018. Mr. Mell also served as Vice President of Corporate Strategy at Motus Integrated Technologies from January 2017 to October 2017. Mr. Mell has held senior leadership positions within several global consulting firms, including McKinsey & Company and AlixPartners. Mr. Mell’s previous experience also includes serving in multiple C-Suite roles for both public and privately-held companies in the industrial manufacturing, aerospace and energy industries.
Jill S. Stress. Ms. Stress, age 46, was appointed the Company's Chief Human Resources Officer in April 2023. Ms. Stress joined the Company in 2009 and was formerly the Company's Director of Compensation and Benefits. Prior to joining the Company, Ms. Stress was the Manager of Benefits, Compensation and Human Resources Systems at Behr America.
Jodi F. Robin. Ms. Robin, age 43, was appointed the Company's General Counsel and Secretary in April 2021. Ms. Robin joined the Company in 2010 as Associate General Counsel and was promoted to Deputy General Counsel in 2014. Prior to joining the Company, Ms. Robin was an attorney with Reed Smith LLP in Chicago, Illinois.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.01 per share, is listed for trading on the NASDAQ Global Select Market under the symbol "TRS." As of February 22, 2024, there were 138 holders of record of our common stock.
In 2021, our Board of Directors declared the first dividend since our initial public offering in 2007. Since the fourth quarter of 2021, we have declared dividends of $0.04 per share of common stock each quarter, and total dividends declared and paid on common shares during 2023, 2022 and 2021 were $6.7 million, $6.9 million and $1.7 million, respectively. Holders of common stock are entitled to dividends at the discretion of our Board of Directors.
See the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 18 to the Company's financial statements captioned "Earnings per Share," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2018 through December 31, 2023 for TriMas common stock, the Russell 2000 Index and the S&P SmallCap 600 Capped Industrials Index. We have assumed that dividends have been reinvested and returns have been weighted-averaged based on market capitalization. The graph assumes that $100 was invested on December 31, 2018 in each of TriMas common stock, the stocks comprising the Russell 2000 Index and the stocks comprising the S&P SmallCap 600 Capped Industrials Index.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
Dec - 18
Dec - 19
Dec - 20
Dec - 21
Dec -22
Dec -23
TriMas
Russell 2000
S&P SmallCap 600 Capped Industrials

Issuer Purchases of Equity Securities
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
October 1, 2023 to October 31, 2023	37,675	$23.70	37,675	$91.5
November 1, 2023 to November 30, 2023	116,201	$24.50	116,201	$88.6
December 1, 2023 to December 31, 2023	64,330	$26.17	64,330	$86.9
Total	218,206	$24.86	218,206	$86.9
__________________________
(1)     In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate from its previous authorization of $150 million. The increased authorization includes the value of shares already purchased under the previous authorization. Pursuant to this share repurchase program, during the three months ended December 31, 2023, the Company repurchased 218,206 shares of its common stock at a cost of $5.4 million. The share repurchase program is effective and has no expiration date.
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
Introduction
TriMas designs, develops and manufactures a diverse set of products primarily for the consumer products, aerospace & defense and industrial markets through its TriMas Packaging, TriMas Aerospace and Specialty Products groups. Our wide range of innovative products are designed and engineered to solve application-specific challenges that our customers face. We believe our businesses share important and distinguishing characteristics, including: well-recognized and leading brand names in the markets we serve; innovative product technologies and features; a high-degree of customer approved processes and qualifications; established distribution networks; modest capital investment requirements; strong cash flow conversion and long-term growth opportunities. While the majority of our revenue is in the United States, we manufacture and supply products globally to a wide range of companies. We report our business activity in three segments: Packaging, Aerospace and Specialty Products.
Key Factors Affecting Our Reported Results
Demand for the products our businesses produce and results of operations depend upon general economic conditions. We serve customers in industries that are highly competitive and that may be significantly impacted by changes in economic or geopolitical conditions.
Our results of operations have been materially impacted over the past few years by macro-economic factors, first by the onset and proliferation of the coronavirus pandemic ("pandemic"), then further from increased energy costs and supply chain disruptions from the Russia-Ukraine conflict, and more recently by cost inflation (raw materials, wage rates and freight) and a lack of material and in certain regions skilled labor availability. These factors significantly affected each of our businesses and how we operate, albeit in different ways and magnitudes. Sales in our Packaging segment for dispensing and closure products used in applications to help fight the spread of germs have experienced extreme volatility in demand, with demand spiking to record highs after the onset of the pandemic, demand abating as expected from those high levels beginning mid-2022 and continuing through most of 2023, with demand stabilizing toward the end of 2023, as a result of some of our larger customers' choices to rebalance on-hand inventory levels and caution in purchasing behaviors given the current inflationary macro-economic environment. Sales of certain of our aerospace-related products were significantly depressed from historical levels following the onset of the pandemic, but demand has significantly increased in recent quarters as air travel has picked-up and new aircraft build rates improve. Certain of our products for industrial applications, for example steel cylinders for packaged gas applications, and engines and compressors for oil & gas extraction, have experienced volatility in demand related to a number of channel and economic factors in more recent periods. Altogether, this significant level of volatility in demand levels, input and transportation costs, and material and labor availability, have pressured our ability to operate efficiently and at historical margin levels.
Overall, 2023 net sales increased $9.7 million, or 1.1%, compared to 2022. We experienced sales growth from acquisitions in our Packaging and Aerospace segments, as well as organic sales increases within our Aerospace and Specialty Product segments as a result of increased demand levels in North America, particularly in the first half of the year for Specialty Products. These increases were partially offset by reduced demand for dispensers and closures used in consumer products and industrial applications within our Packaging segment, which we believe declined due to lower customer order activity given high customer stocking levels, as well as continuing uncertainty around consumer sentiment as a result of the inflationary environment.
The most significant drivers affecting our financial results in 2023 compared with 2022, other than as directly impacted by sales changes, were the impact of our recent acquisitions, improved manufacturing throughput in our Aerospace segment, material cost abatement in our Packaging segment, realignment actions in our Packaging segment, the year-over-year impact of the sale of non-core real estate in 2022, the year-over-year impact of the termination of our existing cross-currency swap agreements in 2022, and a decrease in our effective tax rate.

In April 2023, we acquired Weldmac Manufacturing Company ("Weldmac"), a designer and manufacturer of complex metal fabricated components and assemblies for the aerospace, defense and space launch end markets for a purchase price of $34.0 million, with additional contingent consideration ranging from zero to $10 million based on achievement of earnings targets. Weldmac, which is reported in our Aerospace segment, is located in El Cajon, California. Weldmac contributed $26.6 million of net sales during 2023. We recognized a $2.4 million purchase accounting non-cash charge related to the step-up of Weldmac's inventory to fair value in 2023. In July 2023, we made a cash payment of $5.5 million as additional consideration based on achievement of earnings targets. The remaining possible contingent consideration ranges from zero to $4.5 million, based on achievement of 2023 earnings targets, as defined in the purchase agreement. At December 31, 2023, we believe it is probable the maximum contingent consideration will be earned.
In February 2023, we acquired Aarts Packaging B.V. ("Aarts"), a luxury packaging solutions provider for beauty and lifestyle brands, as well as for customers in the food and life sciences end markets, for a purchase price of $37.8 million, net of cash acquired. Aarts, which is reported in our Packaging segment, is located in Waalwijk, the Netherlands, and contributed $23.6 million of net sales during 2023.
In February 2022, we acquired Intertech Plastics LLC and related companies (collectively, "Intertech"), a manufacturer of custom injection molded products used in medical applications, as well as products and assemblies for consumer and industrial applications, for an aggregate amount of $64.1 million, net of cash acquired. Intertech, which is reported in our Packaging segment, has two manufacturing facilities located in the Denver, Colorado area. Intertech contributed $5.3 million of acquisition-related sales growth during the period January through February 2023.
Over the past few years, we have been executing certain realignment actions in response to current and expected future end market demand and rising input costs. We recorded pre-tax realignment charges of $10.3 million in 2023, primarily related to our actions to close and consolidate two production facilities in China into one new, larger facility in Haining, China, and to close and consolidate our Rohnert Park, California, manufacturing facility operations into other existing U.S. production locations. These charges consisted of $2.1 million employee-related costs, $0.8 million for the write down of inventory to fair value, $5.2 million related to other facility move and consolidation costs, and $2.2 million were related to charges to accelerate the depreciation of certain fixed assets. We recorded pre-tax realignment charges of $5.0 million in 2022, of which $2.7 million related to facility move and consolidation costs and $2.3 million were for employee related costs.
In the fourth quarter of 2022, we sold a non-core facility in City of Industry, California, for net cash proceeds of $23.3 million. The Company recognized a $17.6 million gain on the sale, which is included in the Corporate operating loss for 2022.
In the third quarter of 2022, we completed the sale of vacant land adjacent to our Tolleson, Arizona, manufacturing facility for net cash proceeds of $5.0 million, and recognized a $4.8 million gain on the sale, which is included within our Aerospace segment.
In 2022, we terminated our existing cross-currency swap agreements, de-designating the swaps as net investment hedges and received $26.2 million of cash. The cross-currency swap agreements had notional amounts totaling $250.0 million, which declined to $25.0 million over various contract periods ending between October 15, 2023, and October 15, 2027.
Our effective tax rate for 2023 and 2022 was 20.2%, and 24.5%, respectively. The rate for 2023 is lower primarily as a result of recognizing a $2.0 million tax benefit related to a net operating loss carryforward in a foreign jurisdiction, and a $0.6 million benefit related to tax incentives in another foreign jurisdiction.
Additional Key Risks that May Affect Our Reported Results
We have executed meaningful realignment actions over the past few years, primarily in our Packaging segment, to address manufacturing capacity where demand has fallen. We will continue to assess further actions if required. However, as a result of the current period of macroeconomic inflation and uncertainty and the potential impact of such factors to our future results of operations, as well as if there is an impact to TriMas' market capitalization, we may record additional cash and non-cash charges related to incremental realignment actions, asset impairments, including impairments to our goodwill, intangible assets, fixed assets, inventory or customer receivable account balances.
Despite the potential for declines in future demand levels and results of operations, at present, we believe our capital structure is in a strong position. We have sufficient cash and available liquidity under our revolving credit facility to meet our debt service obligations, capital expenditure requirements and other short-term and long-term obligations for the foreseeable future.

Critical factors affecting our ability to succeed include: our ability to create organic growth through product development, cross-selling and extending product-line offerings, and our ability to quickly and cost-effectively introduce and successfully launch new products; our ability to acquire and integrate companies or products that supplement existing product lines, add new distribution channels or customers, or expand our geographic coverage; our ability to manage our cost structure more efficiently via supply chain management, internal sourcing and/or purchasing of materials, selective outsourcing and/or purchasing of support functions, working capital management, and greater leverage of our administrative functions; and our ability to absorb, or recover via commercial actions, inflationary or other cost increases.
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
Although we have escalator/de-escalator clauses in commercial contracts with certain of our customers to address fluctuations in input costs, or can modify prices based on market conditions to recover higher costs, our price increases generally lag the underlying input cost increase, and we cannot be assured of full cost recovery in the open market. If input costs increase at rapid rates, our ability to recover cost increases on a timely basis is made more difficult by the lag nature of these contracts.
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
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In 2020, our Board of Directors increased the authorization of share repurchases to a cumulative amount of $250 million. During 2023, we purchased 680,594 shares of our outstanding common stock for an aggregate purchase price of $18.8 million. As of December 31, 2023, we had $86.9 million remaining under the repurchase authorization.
In addition, in 2023, we declared quarterly dividends of $0.04 per share of common stock, aggregating to dividends declared and paid on common shares during 2023 of $6.7 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, as well as dividends, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our three reportable segments (dollars in thousands):

	Year ended December 31,
	2023	As a Percentage of Net Sales	2022	As a Percentage of Net Sales	2021	As a Percentage of Net Sales
Net Sales
Packaging	$463,600	51.9%	$522,180	59.1%	$533,260	62.2%
Aerospace	241,400	27.0%	188,090	21.3%	183,340	21.4%
Specialty Products	188,550	21.1%	173,560	19.6%	140,510	16.4%
Total	$893,550	100.0%	$883,830	100.0%	$857,110	100.0%
Gross Profit
Packaging	$109,050	23.5%	$137,030	26.2%	$145,750	27.3%
Aerospace	48,010	19.9%	32,240	17.1%	39,970	21.8%
Specialty Products	44,260	23.5%	39,030	22.5%	31,470	22.4%
Total	$201,320	22.5%	$208,300	23.6%	$217,190	25.3%
Selling, General and Administrative
Packaging	$48,760	10.5%	$55,670	10.7%	$49,110	9.2%
Aerospace	31,370	13.0%	28,990	15.4%	26,690	14.6%
Specialty Products	7,830	4.2%	8,680	5.0%	8,950	6.4%
Corporate expenses	46,620	N/A	37,850	N/A	37,220	N/A
Total	$134,580	15.1%	$131,190	14.8%	$121,970	14.2%
Operating Profit (Loss)
Packaging	$60,140	13.0%	$81,000	15.5%	$96,490	18.1%
Aerospace	15,520	6.4%	8,060	4.3%	13,270	7.2%
Specialty Products	36,400	19.3%	30,250	17.4%	22,550	16.0%
Corporate	(46,620)	N/A	(20,250)	N/A	(37,220)	N/A
Total	$65,440	7.3%	$99,060	11.2%	$95,090	11.1%
Capital Expenditures
Packaging	$29,060	6.3%	$33,170	6.4%	$34,080	6.4%
Aerospace	14,620	6.1%	6,900	3.7%	5,390	2.9%
Specialty Products	10,410	5.5%	5,860	3.4%	5,500	3.9%
Corporate	100	N/A	30	N/A	90	N/A
Total	$54,190	6.1%	$45,960	5.2%	$45,060	5.3%
Depreciation
Packaging	$27,740	6.0%	$22,720	4.4%	$20,950	3.9%
Aerospace	7,820	3.2%	7,590	4.0%	7,140	3.9%
Specialty Products	3,720	2.0%	3,680	2.1%	3,670	2.6%
Corporate	130	N/A	130	N/A	130	N/A
Total	$39,410	4.4%	$34,120	3.9%	$31,890	3.7%
Amortization
Packaging	$6,430	1.4%	$6,620	1.3%	$9,550	1.8%
Aerospace	11,340	4.7%	12,030	6.4%	11,560	6.3%
Specialty Products	410	0.2%	450	0.3%	450	0.3%
Corporate	—	N/A	—	N/A	—	N/A
Total	$18,180	2.0%	$19,100	2.2%	$21,560	2.5%

The following "Results of Operations Year Ended December 31, 2023 Compared with Year Ended December 31, 2022" section presents an analysis of our consolidated operating results displayed in the Consolidated Statement of Income. A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on February 23, 2023.
Results of Operations
Year Ended December 31, 2023 Compared with Year Ended December 31, 2022
The principal factors impacting us during the year ended December 31, 2023, compared with the year ended December 31, 2022 were:
•Significant demand reductions for products in certain end markets within our Packaging segment;
•Significant demand increases in our Aerospace and Specialty Products segments, particularly in the first half of 2023;
•Significant gains on the sale of non-core properties in City of Industry, California, and Tolleson, Arizona, in 2022, which did not repeat in 2023;
•The impact of recent acquisitions, primarily Intertech in February 2022, Aarts in February 2023 and Weldmac in April 2023;
•Improved manufacturing throughput in our Aerospace segment;
•Decreased material and other input costs in our Packaging segment;
•Realignment expenses in response to changes in end market demand;
•Higher business diligence and consulting fees in support of our growth initiatives;
•The third quarter 2022 termination of our existing cross-currency swaps; and
•A decrease in our effective tax rate in 2023 compared with 2022.
Overall, net sales increased $9.7 million, or 1.1%, to $893.6 million in 2023, as compared to $883.8 million in 2022. Acquisition-related sales growth was $55.5 million, comprised of $5.3 million resulting from the January through February 2023 sales of our February 2022 acquisition of Intertech, $23.6 million from our February 2023 acquisition of Aarts, and $26.6 million from our April 2023 acquisition of Weldmac. Organic sales, excluding the impact of currency exchange and acquisitions, decreased $47.3 million, as increases in sales of our industrial products in our Specialty Products segment, particularly in the first half of the year, and in our Aerospace segment driven by market demand improvements, were more than offset by a decrease in the Packaging segment due to lower market demand, primarily as a result of ongoing actions by many of our customers to rebalance their inventory levels and closely manage their order activity given continuing uncertainty around consumer sentiment as a result of the inflationary environment. In addition, net sales increased $1.5 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 22.5% and 23.6% in 2023 and 2022, respectively. Gross profit margin decreased due to lower sales levels and absorption of fixed costs, as well as increased realignment costs associated with our actions to close and consolidate two production facilities in China into a new, larger facility in Haining, China, and to close and consolidate our Rohnert Park, California, manufacturing facility operations into other existing U.S. production locations within our Packaging segment. Gross profit also decreased due to a $2.4 million purchase accounting non-cash charge related to the step-up of Weldmac's inventory to fair value in our Aerospace segment and wage inflation. These decreases were partially offset by higher sales and improved throughput and fixed cost absorption within our Aerospace segment, higher sales levels, particularly in the first half of 2023, and favorable pricing in our Specialty Products segment, and lower material and other input costs, including $4.3 million of lower energy costs, in our Packaging segment.

Operating profit margin (operating profit as a percentage of sales) approximated 7.3% and 11.2% in 2023 and 2022, respectively. Operating profit decreased $33.6 million, to $65.4 million in 2023, as compared to $99.1 million in 2022, primarily due to the year-over-year impact of $22.4 million of gains on the sale of non-core properties in City of Industry, California, and Tolleson, Arizona, recorded in 2022, lower sales levels and lower absorption of fixed costs as well as higher realignment costs within our Packaging segment, and an increase in professional fees. Additionally, operating profit decreased due to wage inflation, the impact of a non-cash charge related to Weldmac purchase accounting, and a $1.1 million indefinite-lived intangible asset impairment charge in our Aerospace segment. These decreases were partially offset by the impact of higher sales levels and related improved fixed cost absorption within our Aerospace segment, higher sales levels and favorable pricing in our Specialty Products segment, and lower material and other input costs in our Packaging segment.
Interest expense increased $1.8 million, to $15.9 million in 2023, as compared to $14.1 million in 2022, due to a higher effective interest rate and an increase in our weighted average borrowings.
Other income decreased $1.6 million to $1.1 million in 2023, from $2.7 million in 2022, primarily due to the year-over-year impact of the reversal of the TFI contingent consideration liability in 2022 and a non-cash settlement charge for our Canadian defined benefit obligations, partially offset by a decrease in other expenses.
The effective income tax rate for 2023 was 20.2%, compared to 24.5% for 2022. We recorded income tax expense of $10.2 million in 2023, as compared to $21.5 million in 2022. During 2023, we reported domestic and foreign pre-tax income of $20.7 million and $29.9 million, respectively, as compared to domestic and foreign pre-tax income of $56.8 million and $30.9 million in 2022. The rate for 2023 is lower primarily as a result of recognizing a $2.0 million tax benefit related to a net operating loss carryforward in a foreign jurisdiction, and a $0.6 million benefit related to tax incentives in another foreign jurisdiction.
Net income decreased $25.8 million to $40.4 million in 2023, compared to $66.2 million in 2022. This decrease was primarily a result of a decrease in operating profit of $33.6 million, a $1.8 million increase in interest expense, and a $1.6 million decrease in other income, partially offset by a decrease in income tax expense of $11.3 million.
See below for a discussion of operating results by segment.
Packaging.  Net sales decreased $58.6 million, or 11.2%, to $463.6 million in 2023, as compared to $522.2 million in 2022, as customer demand fell at a significant rate given overstock positions predominantly in consumer goods and industrial markets, and did not rebound as anticipated given the onset of significant inflationary pressure which occurred during much of 2023. Acquisition-related sales growth was $28.9 million, comprised of $5.3 million resulting from the January through February 2023 sales of our February 2022 acquisition of Intertech and $23.6 million from our February 2023 acquisition of Aarts. Sales of products used in food and beverage markets decreased by $38.1 million, primarily due to lower demand for food and certain beverage closures. Sales of products used in industrial markets decreased by $22.2 million, primarily as a result of lower demand for drum and pail closure products. Sales of dispensing products used in personal care and home care applications decreased by $27.1 million. We believe that the decrease in sales in each of these categories was due to lower customer order activity given higher customer stocking levels, as well as continuing uncertainty around consumer sentiment as a result of the inflationary environment. These decreases were partially offset by an increase in net sales of $1.7 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening of the U.S. dollar relative to foreign currencies, as compared to 2022.
Packaging's gross profit decreased $28.0 million to $109.1 million, or 23.5% of sales, in 2023, as compared to $137.0 million, or 26.2% of sales, in 2022, primarily due to lower sales and resulting lower absorption of fixed costs. Gross profit further declined in 2023 due to $7.2 million of higher realignment costs, primarily associated with our actions to close and consolidate two production facilities in China into a new, larger facility in Haining, China, and to close and consolidate our Rohnert Park, California, manufacturing facility operations into other existing U.S. production locations. The decrease in gross profit was partially offset by lower material and other input costs, including $4.3 million of lower energy costs, as compared with the spike in costs in 2022, primarily in our Europe-based operations.
Packaging's selling, general and administrative expenses decreased $6.9 million to $48.8 million, or 10.5% of sales, in 2023, as compared to $55.7 million, or 10.7% of sales, in 2022, primarily due to the transfer of $5.5 million of information technology costs to Corporate in 2023, lower overall spending levels in 2023, consistent with current lower demand levels, as well as $1.0 million of lower costs associated with realignment actions. In addition, we incurred lower intangible asset amortization expense due to certain assets becoming fully amortized. These decreases more than offset higher ongoing selling, general and administrative costs associated with our acquisitions.
Packaging's operating profit decreased $20.9 million to $60.1 million, or 13.0% of sales, in 2023, as compared to $81.0 million, or 15.5% of sales, in 2022, as the impact of lower selling, general and administrative expenses and energy costs was more than offset by lower sales levels, lower absorption of fixed costs and higher realignment costs.

Aerospace.    Net sales increased $53.3 million, or 28.3%, to $241.4 million in 2023, as compared to $188.1 million in 2022. Acquisition-related sales growth from our April 2023 acquisition of Weldmac was $26.6 million. Sales of our fasteners products increased by $19.1 million due to increases in demand for fasteners used in new aircraft builds. Sales of our engineered components products increased by $7.6 million due to higher end market demand.
Gross profit within Aerospace increased $15.8 million to $48.0 million, or 19.9% of sales, in 2023, from $32.2 million, or 17.1% of sales, in 2022. Gross profit increased primarily due to higher sales levels and improved manufacturing throughput and fixed cost absorption, partially offset by increased material costs, wage inflation and a $2.4 million purchase accounting non-cash charge related to the step-up of Weldmac's inventory to fair value.
Selling, general and administrative expenses increased $2.4 million to $31.4 million, or 13.0% of sales, in 2023, as compared to $29.0 million, or 15.4% of sales, in 2022, primarily due to higher ongoing selling, general and administrative costs associated with our acquisition of Weldmac and higher facility costs, partially offset by lower employee-related costs and lower intangible asset amortization expense due to certain assets becoming fully amortized.
Operating profit within Aerospace increased $7.5 million to $15.5 million, or 6.4% of sales, in 2023, as compared to $8.1 million, or 4.3% of sales, in 2022, primarily due to the impact of higher sales levels and improved manufacturing throughput and fixed cost absorption. These increases were partially offset by increased material costs, wage inflation, higher selling, general and administrative expenses, a $1.1 million indefinite-lived intangible asset impairment charge, the recognition of the purchase accounting adjustment related to Weldmac's inventory step-up to fair value, and the year-over-year impact of the $4.8 million pre-tax gain on the sale of vacant land adjacent to our Tolleson, Arizona, manufacturing facility recorded in 2022.
Specialty Products.    Net sales increased $15.0 million, or 8.6%, to $188.6 million in 2023, as compared to $173.6 million in 2022. Sales of our cylinder products increased $8.0 million due to higher demand for steel cylinders for packaged gas applications in North America, as industrial activity improved from 2022, mostly in the first half of 2023, as well as improved pricing. Sales of engines, compressors and related parts used in stationary power generation and assistance applications for natural gas and crude oil extraction increased by $7.0 million, most of which occurred in the first half of 2023, as customers increased capital spending earlier in the year as compared to 2022 purchasing rates. Additionally, in the second half of 2023 a customer did not renew its contract to purchase natural gas extraction compressors given a need for a much broader range of large compressors, which were not available from the Specialty Products' Arrow Engine business.
Gross profit within Specialty Products increased $5.2 million to $44.3 million, or 23.5% of sales, in 2023, as compared to $39.0 million, or 22.5% of sales, in 2022. Gross profit increased due to higher sales levels and favorable material pricing, partially offset by wage inflation.
Selling, general and administrative expenses within Specialty Products decreased $0.9 million to $7.8 million, or 4.2% of sales, in 2023, as compared to $8.7 million, or 5.0% of net sales, in 2022, primarily due to the transfer of information technology costs to Corporate in 2023, as well as lower overall spending levels.
Operating profit within Specialty Products increased $6.2 million to $36.4 million, or 19.3% of sales, in 2023, as compared to $30.3 million, or 17.4% of sales, in 2022, primarily due to increased sales levels, favorable material pricing and lower selling, general and administrative expenses, partially offset by wage inflation.
Corporate Expenses.    Corporate expenses included in operating profit consist of the following (dollars in millions):

	Year ended December 31,
	2023	2022
Corporate operating expenses	$36.7	$22.4
Non-cash stock compensation	9.7	9.8
Legacy expenses	0.2	5.7
Gain on disposition of assets	—	(17.6)
Corporate expenses	$46.6	$20.3

Corporate expenses increased $26.4 million to $46.6 million in 2023, from $20.3 million in 2022, primarily due to the year-over-year impact of a $17.6 million gain recognized in 2022 on the sale of a non-core facility in City of Industry, California, $4.5 million of higher professional fees primarily for business diligence and strategic consulting, and $8.3 million of higher information technology costs in 2023, of which $6.8 million related to costs now reported as corporate expenses due to centralizing certain of our information technology costs in 2023. We incurred higher information technology costs in 2023 as we prepare for upgrades in certain of our information technology applications, including an enterprise resource planning software implementation. These increases were partially offset by the year-over-year impact of a $5.6 million non-cash charge in 2022 related to updating our asbestos studies.
Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities in 2023 were $88.2 million, as compared to $72.6 million in 2022. Significant changes in cash flows provided by operating activities and the reasons for such changes are as follows:
•In 2023, the Company generated $110.5 million in cash flows, based on the reported net income of $40.4 million and after considering the effects of non-cash items related to impairment of indefinite-lived intangible assets, depreciation, amortization of intangible assets and debt issuance costs, (gain) loss on dispositions of assets, changes in deferred income taxes, stock-based compensation, provision for losses on accounts receivable and other operating activities. In 2022, the Company generated $109.2 million in cash flows based on the reported net income of $66.2 million and after considering the effects of similar non-cash items and change in legacy liability estimate.
•Increases in accounts receivable resulted in a use of cash of $5.5 million and $6.7 million in 2023 and 2022, respectively. The increased use of cash for 2023 and 2022 is due primarily to the timing of sales and related collection of cash during the periods. Days sales outstanding of receivables increased by six days in 2023 and five days in 2022.
•We increased our investment in inventory by $7.1 million and $7.0 million in 2023 and 2022, respectively. Our days sales in inventory increased by eleven days in 2023, primarily as a result of investing in certain inventories in our Aerospace segment as a result of increased customer demand. Our days sales in inventory increased by seven days in 2022, primarily as a result of proactively investing in certain raw materials and purchased components to protect against supply chain disruptions and potential cost increases.
•Decreases in prepaid expenses and other assets resulted in a source of cash of $4.8 million and $6.1 million in 2023 and 2022, respectively. The changes in 2023 and 2022 are primarily as a result of the timing of payments made for income taxes and certain operating expenses.
•Decreases in accounts payable and accrued liabilities resulted in a use of cash of $14.5 million and $29.1 million in 2023 and 2022, respectively. Our days accounts payable on hand increased by one day through 2023 and remained consistent through 2022. Our days accounts payable on hand fluctuate primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms.
Net cash used for investing activities was $134.4 million and $55.0 million in 2023 and 2022, respectively. During 2023, we paid $77.3 million, net of cash acquired, to acquire Aarts and Weldmac. We invested $54.2 million in capital expenditures as we have continued our investment in growth, capacity and productivity-related capital projects. We made a payment of $3.4 million related to the expiration of one of our cross-currency swap agreements. We also received proceeds of $0.5 million from the disposition of property and equipment. During 2022, we paid $64.1 million, net of cash acquired, to acquire Intertech, invested $46.0 million in capital expenditures and received cash from the disposition of business, property and equipment of $28.8 million, primarily related to the sale of vacant land adjacent to one of our manufacturing facilities and the sale of a non-core facility in California. We also received proceeds of $26.2 million from the termination of our cross-currency swap agreements.
Net cash used for financing activities was $30.9 million and $46.2 million in 2023 and 2022, respectively. During 2023, we received net proceeds of $0.6 million from borrowings on our revolving credit facilities, purchased $18.8 million of outstanding common stock, used a net cash amount of $2.7 million related to our stock compensation arrangements, paid dividends of $6.7 million, and paid $3.3 million related to liabilities assumed in our acquisition of Aarts. Our reported net proceeds from borrowings on our revolving credit facilities considers the impact of foreign currency translation. During 2022, we purchased $36.9 million of outstanding common stock, used a net cash amount of $2.4 million related to our stock compensation arrangements and paid dividends of $6.9 million.

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
The 2029 Senior Notes accrue interest at a rate of 4.125% per annum, payable semi-annually in arrears on April 15 and October 15. The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis by certain named subsidiaries of the Company. The 2029 Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. In 2023, our consolidated subsidiaries that do not guarantee the Senior Notes represented 28% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented 38% and 15% of the total guarantor and non-guarantor assets and liabilities, respectively, as of December 31, 2023, treating the guarantor and non-guarantor subsidiaries each as a consolidated group.
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
In November 2021 and April 2023, we amended the Credit Agreement to replace LIBOR. As of December 31, 2023, the Credit Agreement is subject to benchmark interest rates that are based on the currency denomination of borrowings, with British pound sterling borrowings subject to the Sterling Overnight Index Average and Euro borrowings subject to the Euro InterBank Offered Rate, both plus a spread of 1.625%, and U.S. dollar borrowings subject to the Secured Overnight Financing Rate plus a spread of 1.725%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.
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

Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under any accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of December 31, 2023. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 2.39 to 1.00 at December 31, 2023. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00, and our actual interest expense coverage ratio was 11.13 to 1.00 as of December 31, 2023. At December 31, 2023, we were in compliance with our financial covenants.
The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the year ended December 31, 2023. We present Consolidated Bank EBITDA to show our performance under our financial covenants. Dollars are in thousands in the below tables.

Year ended December 31, 2023
Net income	$40,360
Bank stipulated adjustments:
Interest expense, net (as defined)	15,920
Income tax expense	10,230
Depreciation and amortization	57,590
Non-cash compensation expense(1)	9,670
Other non-cash expenses or losses	760
Non-recurring expenses or costs(2)	18,950
Effects of purchase accounting adjustments	3,190
Business and asset dispositions	410
Permitted acquisitions	3,030
Currency gains and losses	(130)
Consolidated Bank EBITDA, as defined	$159,980

	December 31, 2023
Total Indebtedness, as defined(3)	$383,070
Consolidated Bank EBITDA, as defined	159,980
Actual total net leverage ratio	2.39	x
Covenant requirement	4.00	x

Year ended December 31, 2023
Interest expense, as defined	$15,920
Bank stipulated adjustments:
Interest income	(620)
Non-cash amounts attributable to amortization of financing costs	(930)
Total Consolidated Cash Interest Expense, as defined	$14,370

	December 31, 2023
Consolidated Bank EBITDA, as defined	$159,980
Total Consolidated Cash Interest Expense, as defined	14,370
Actual interest expense coverage ratio	11.13	x
Covenant requirement	3.00	x
________________________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to trade name impairment charges, diligence and transaction costs, purchase accounting costs, severance, relocation, restructuring and settlement expenses.
(3)    Includes $4.5 million of acquisition-related contingent consideration, $1.3 million of derivative liabilities and $2.2 million of finance leases as of December 31, 2023.
The Credit Agreement allows issuance of letters of credit, not to exceed $40.0 million in aggregate, against revolving credit facility commitments. At December 31, 2023, we had no amounts outstanding under our revolving credit facility and had $294.0 million potentially available after giving effect to $6.0 million of letters of credit issued and outstanding. At December 31, 2022, we had no amounts outstanding under our revolving credit facility and had $293.9 million potentially available after giving effect to $6.1 million of letters of credit issued and outstanding. Our letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of leverage restrictions contained in the Credit Agreement, as of December 31, 2023, we had $256.9 million of borrowing capacity available for general corporate purposes. Our borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of December 31, 2022.
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
Our weighted average borrowings were $417.4 million during 2023, compared to $400.1 million during 2022, primarily due to the aggregate principal balance on our senior notes as well as higher borrowings on revolving credit facilities during 2023.
In May 2021, we, through one of our non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings on this loan facility as of December 31, 2023, and 2022.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.
The majority of our cash on hand as of December 31, 2023, is located in jurisdictions outside the United States. We have available funding under our revolving credit facility of $256.9 million at December 31, 2023, (after consideration of the aforementioned leverage restrictions). Based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the next 12 months and for the foreseeable future, as well as dividends and share repurchases.
We are subject to variable interest rates on our revolving credit facility, which is subject to a benchmark interest rate determined based on the currency denomination of borrowings. At December 31, 2023, we had no amounts outstanding on our revolving credit facility and, therefore, no variable rate-based borrowings outstanding.
In addition to our long-term debt, we have other cash commitments related to leases. The majority of our lease transactions are accounted for as operating leases, and we incurred rent expense for continuing operations related thereto of $14.9 million in 2023. We continue to be party to non-cancelable leases for certain facilities we have exited as part of restructuring activities, and have entered into sublease agreements to minimize our net lease payments. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.

In March 2020, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $250 million in the aggregate, an increase of $100 million from the previous authorization. During 2023, 2022 and 2021, we purchased 680,594, 1,264,088 and 596,084 shares of our outstanding common stock for $18.8 million, $36.9 million and $19.1 million, respectively. Since the initial authorization through December 31, 2023, we have purchased 5,795,497 shares of our outstanding common stock for an aggregate purchase price of $163.1 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions and other factors.
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating and finance lease agreements, certain benefit obligations and interest obligations on our long-term debt. The following table summarizes our material contractual cash obligations as of December 31, 2023 (dollars in thousands).

	Payments Due by Periods
	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual and other cash obligations:
Long-term debt	$400,000	$—	$—	$—	$400,000
Operating lease obligations	52,420	9,560	16,770	13,140	12,950
Finance lease obligations	2,370	540	1,130	700	—
Benefit obligations	16,400	1,310	2,780	3,040	9,270
Interest obligations (a)	90,750	16,500	33,000	33,000	8,250
Total contractual and other cash obligations	$561,940	$27,910	$53,680	$49,880	$430,470
__________________________
(a)    Our Senior Notes bear interest at 4.125%. The future interest obligations calculation excludes the impact of our cross-currency swap agreements. See Note 12, "Derivative Instruments," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K for additional information.
The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash flows from future tax settlements cannot be determined. For additional information, refer to Note 21, "Income Taxes," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of December 31, 2023, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of $138.6 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 12, "Derivative Instruments," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K for additional information.
We are also subject to interest risk as it relates to our long-term debt. We have historically used interest rate swap agreements to fix the variable portion of our debt to manage this risk.
Common Stock
TriMas is listed in the NASDAQ Global Select MarketSM. Our stock trades under the symbol "TRS."

Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On March 31, 2023, Moody's affirmed a Ba3 rating to our 2029 Senior Notes, as presented in Note 11, "Long-term Debt" included in Item 8, "Financial Statements and Supplementary Data" within this Form 10-K. Moody's also affirmed a Ba2 Corporate Family Rating and maintained its outlook as stable. On May 22, 2023, Standard & Poor's affirmed a BB- rating to our 2029 Senior Notes. Standard & Poor's also affirmed a BB corporate credit rating and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
Following 2023, where we proactively managed through demand weakness in the consumer products and industrial markets, we anticipate the beginning of a gradual recovery within both of these markets in 2024, with consumer spending leading the way in the earlier part of the year. We also anticipate that demand in the aerospace & defense market will continue to remain strong in 2024. As our Aerospace segment continues to experience strong order intake, we will continue to increase capacity and address challenges to manufacturing throughput in order to support market demand.
We have seen a number of global market uncertainties stemming from the macro-economic environment in the past few years, including significant challenges in inflationary pressures, supply chain disruptions and labor availability, as well as significant volatility in our customers' sentiment and order patterns. While we expect gradual demand recovery in the consumer products and industrial markets and continued strength in our aerospace & defense market, we believe this period of global market uncertainty will continue into 2024, at least in the near-term. However, no matter the outcome of these factors, we expect to continue to mitigate, as much as practical, the impact of these challenges, executing on streamlining actions and taking other steps as necessary, to maintain our strong balance sheet and generate cash in support of our capital allocation strategy.
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
Receivables.  Receivables are presented net of allowances for doubtful accounts of $4.2 million and $1.7 million at December 31, 2023 and 2022, respectively. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on our historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. Although we have been growing business with certain of our larger customers, and there has been some industry consolidation where certain of our customers are merging, we do not believe that significant credit risk exists or that we have a significant concentration of accounts receivable with a single customer or group of customers due to our diverse customer base. See Item 1A, "Risk Factors," for additional information regarding risks associated with a concentrated customer base.

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
We determine our reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management for evaluating operating results. For purposes of our 2023 goodwill impairment test, we had six reporting units, four of which had goodwill, within our three reportable segments.
For purposes of the 2023 annual impairment tests, we elected the option to bypass the qualitative assessment and performed a quantitative assessment. In conducting the quantitative analysis, we determined the estimated fair value of each reporting unit utilizing both income and market-based approaches. The income approach relies on the present value of estimated future cash flows of the business, discounted using a rate appropriately reflecting the risks inherent in the cash flows. The market approach relies on market data of other public companies that we deem comparable in operations to our reporting units. Upon completion of the goodwill impairment test, we determined that the fair values of the TriMas Packaging, Life Sciences, Aerospace Fasteners, and Norris Cylinder reporting units exceeded their carrying values by approximately 43%, 15%, 7%, and 254%, respectively, and thus there was no goodwill impairment.
Additionally, we performed a quantitative assessment for all of our indefinite-lived intangible assets, except for the Aarts trade name, using the relief-from-royalty method. We performed a qualitative assessment for the Aarts trade name as it was acquired less than one year prior and has long-term sales projections consistent with those expected in the purchase price valuation. The relief-from-royalty method involves the estimation of appropriate market royalty rates for our indefinite-lived intangible assets and the application of these royalty rates to forecasted net sales attributable to the intangible assets. The resulting cash flows are then discounted to present value, using a rate appropriately reflecting the risks inherent in the cash flows, which is compared to the carrying value of the assets. Upon completion of the quantitative impairment test, we determined that one of our aerospace-related trade names had a carrying value that exceeded its fair value, and therefore recorded an impairment charge of $1.1 million during 2023.
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

Asbestos-related Matters. We accrue loss reserves for asbestos-related matters based upon an estimate of the ultimate liability for claims incurred, whether reported or not, including an estimate of future settlement costs and costs to defend. We utilize known facts and historical trends for Company-specific and general market asbestos-related activity, as well as an actuarial valuation in determining estimated required reserves which we believe are probable and reasonably estimable. Asbestos-related accruals are assessed at each balance sheet date to determine if the liability remains reasonably stated. Accruals for asbestos-related matters are included in the consolidated balance sheet in "Accrued liabilities" and "Other long-term liabilities."
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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of TriMas Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TriMas Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill Impairment Assessment — Refer to Notes 3 and 7 to the financial statements
Critical Audit Matter Description
The Company’s annual impairment assessment for goodwill is performed on October 1st, or more frequently if events or circumstances indicate possible impairment. The Company’s evaluation of goodwill for impairment involved the comparison of the fair value of each reporting unit with goodwill to its carrying value. The fair value is estimated using a weighting of the income and market approaches. The goodwill balance allocated to the reporting unit within the Aerospace Segment was $70 million as of December 31, 2023. The fair value of the reporting unit within the Aerospace Segment exceeded its carrying value as of the assessment date and, therefore, no impairment was recognized.
We identified the fair value estimate used in the goodwill impairment analyses as a critical audit matter because of the significant estimates and assumptions management makes related to forecasts of revenue growth rates, future EBITDA margins, weighted average cost of capital, valuation multiples, and the terminal growth rate. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures for the impairment analysis related to the forecasts of revenue growth rates, future EBITDA margins, weighted average cost of capital and the terminal growth rate included the following, among others:
•We tested the effectiveness of internal control activities over the goodwill fair value estimate, including those over the inputs, assumptions, and calculations.
•We evaluated the reasonableness of management’s forecasts of revenue growth rates and future EBITDA margins by comparing the forecasts to:
i.The Reporting Unit’s historical revenue and EBITDA margins.
ii.Internal communications to management and the Board of Directors.
iii.Current industry, market and economic trends.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the weighted average cost of capital, valuation multiples, and the terminal growth rate by:
i.Developing a range of independent estimates and comparing those to the weighted average cost of capital and valuation multiples selected by management.
ii.Testing the source information underlying the determination of the terminal growth rate and testing the mathematical accuracy of the calculations.
•We performed a sensitivity analysis of certain assumptions such as revenue growth rates, future EBITDA margins, weighted average cost of capital, valuation multiples, and the terminal growth rate to evaluate the potential change in the fair value resulting from changes in underlying assumptions.

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 29, 2024

We have served as the Company's auditor since 2013.

TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$34,890	$112,090
Receivables, net	148,030	132,370
Inventories	192,450	163,360
Prepaid expenses and other current assets	22,010	14,840
Total current assets	397,380	422,660
Property and equipment, net	329,990	277,750
Operating lease right-of-use assets	43,220	47,280
Goodwill	363,770	339,810
Other intangibles, net	181,020	188,110
Deferred income taxes	10,230	9,400
Other assets	16,050	19,990
Total assets	$1,341,660	$1,305,000
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$91,910	$85,210
Accrued liabilities	59,640	46,660
Lease liabilities, current portion	7,900	8,280
Total current liabilities	159,450	140,150
Long-term debt, net	395,660	394,730
Lease liabilities	39,690	41,010
Deferred income taxes	23,290	20,940
Other long-term liabilities	40,620	56,340
Total liabilities	658,710	653,170
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 41,202,110 shares at December 31, 2023 and 41,724,762 shares at December 31, 2022	410	420
Paid-in capital	677,660	696,160
Retained earnings (accumulated deficit)	4,230	(36,130)
Accumulated other comprehensive income (loss)	650	(8,620)
Total shareholders' equity	682,950	651,830
Total liabilities and shareholders' equity	$1,341,660	$1,305,000

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2023	2022	2021
Net sales	$893,550	$883,830	$857,110
Cost of sales	(692,230)	(675,530)	(639,920)
Gross profit	201,320	208,300	217,190
Selling, general and administrative expenses	(134,580)	(131,190)	(121,970)
Net gain (loss) on dispositions of assets	(180)	21,950	(130)
Impairment of indefinite-lived intangible assets	(1,120)	—	—
Operating profit	65,440	99,060	95,090
Other expense, net:
Interest expense	(15,920)	(14,110)	(14,510)
Debt financing and related expenses	—	—	(10,520)
Other income (expense), net	1,070	2,720	(950)
Other expense, net	(14,850)	(11,390)	(25,980)
Income before income taxes	50,590	87,670	69,110
Income tax expense	(10,230)	(21,500)	(11,800)
Net income	$40,360	$66,170	$57,310
Basic earnings per share:
Net income per share	$0.97	$1.57	$1.33
Weighted average common shares - basic	41,439,027	42,249,244	43,006,922
Diluted earnings per share:
Net income per share	$0.97	$1.56	$1.32
Weighted average common shares - diluted	41,685,348	42,478,015	43,281,076

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Dollars in thousands)

	Year ended December 31,
	2023	2022	2021
Net income	$40,360	$66,170	$57,310
Other comprehensive income (loss):
Defined benefit plans (Note 16)	(350)	(550)	3,790
Foreign currency translation	11,680	(17,710)	(7,430)
Derivative instruments (Note 12)	(2,060)	9,410	9,490
Total other comprehensive income (loss)	9,270	(8,850)	5,850
Total comprehensive income	$49,630	$57,320	$63,160

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$40,360	$66,170	$57,310
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Impairment of indefinite-lived intangible assets	1,120	—	—
(Gain) loss on dispositions of assets	180	(21,950)	130
Depreciation	39,410	34,120	31,890
Amortization of intangible assets	18,180	19,100	21,560
Amortization of debt issue costs	930	910	960
Deferred income taxes	(1,710)	(1,400)	1,680
Non-cash compensation expense	9,670	9,840	9,500
Provision for losses on accounts receivable	2,450	—	—
Debt financing and related expenses	—	—	10,520
Change in legacy liability estimate	—	5,590	1,450
Increase in receivables	(5,520)	(6,650)	(11,180)
Increase in inventories	(7,070)	(6,970)	(960)
Decrease in prepaid expenses and other assets	4,760	6,120	5,030
Increase (decrease) in accounts payable and accrued liabilities	(14,520)	(29,130)	2,120
Other operating activities	(80)	(3,180)	4,210
Net cash provided by operating activities	88,160	72,570	134,220
Cash Flows from Investing Activities:
Capital expenditures	(54,190)	(45,960)	(45,060)
Acquisition of businesses, net of cash acquired	(77,340)	(64,100)	(34,340)
Cross-currency swap terminations	(3,370)	26,230	—
Net proceeds from dispositions of property and equipment	480	28,790	220
Net cash used for investing activities	(134,420)	(55,040)	(79,180)
Cash Flows from Financing Activities:
Retirement of senior notes	—	—	(300,000)
Proceeds from issuance of senior notes	—	—	400,000
Proceeds from borrowings on revolving credit facilities	117,990	12,000	—
Repayments of borrowings on revolving credit facilities	(117,430)	(12,000)	(48,620)
Debt financing fees and senior notes redemption premium	—	—	(13,570)
Payments to purchase common stock	(18,780)	(36,920)	(19,090)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(2,700)	(2,380)	(5,230)
Dividends paid	(6,700)	(6,880)	(1,740)
Other financing activities	(3,320)	—	—
Net cash provided by (used for) financing activities	(30,940)	(46,180)	11,750
Cash and Cash Equivalents:
Increase (decrease) for the year	(77,200)	(28,650)	66,790
At beginning of year	112,090	140,740	73,950
At end of year	$34,890	$112,090	$140,740
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,320	$12,960	$13,280
Cash paid for income taxes	$16,770	$20,060	$10,520

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Years Ended December 31, 2023, 2022 and 2021
(Dollars in thousands)

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2020	$430	$749,050	$(159,610)	$(5,620)	$584,250
Net income	—	—	57,310	—	57,310
Other comprehensive income	—	—	—	5,850	5,850
Purchase of common stock	—	(19,090)	—	—	(19,090)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(5,230)	—	—	(5,230)
Non-cash compensation expense	—	9,500	—	—	9,500
Dividends declared	—	(1,740)	—	—	(1,740)
Balances at December 31, 2021	$430	$732,490	$(102,300)	$230	$630,850
Net income	—	—	66,170	—	66,170
Other comprehensive loss	—	—	—	(8,850)	(8,850)
Purchase of common stock	(10)	(36,910)	—	—	(36,920)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,380)	—	—	(2,380)
Non-cash compensation expense	—	9,840	—	—	9,840
Dividends declared	—	(6,880)	—	—	(6,880)
Balances at December 31, 2022	$420	$696,160	$(36,130)	$(8,620)	$651,830
Net income	—	—	40,360	—	40,360
Other comprehensive income	—	—	—	9,270	9,270
Purchase of common stock	(10)	(18,770)	—	—	(18,780)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,700)	—	—	(2,700)
Non-cash compensation expense	—	9,670	—	—	9,670
Dividends declared	—	(6,700)	—	—	(6,700)
Balances at December 31, 2023	$410	$677,660	$4,230	$650	$682,950

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
The preparation of financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results may differ from such estimates and assumptions due to risks and uncertainties, including uncertainty and volatility in the current economic environment due to input cost inflation, supply chain disruptions, shortages in global markets for commodities, logistics and labor. To the extent there are differences between these estimates and actual results, the Company's consolidated financial statements may be materially affected.
2. New Accounting Pronouncements
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires enhanced jurisdictional disclosures for income taxes paid and requires the use of specific categories in the effective tax rate reconciliation as well as additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which requires disclosure of significant segment expenses and other segment items by reportable segment on an annual and interim basis, the title and position of chief operating decision maker ("CODM") and how the CODM uses reported measures in assessing segment performance, and also extends the requirement of annual disclosures currently required by Topic 280 to interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.
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
Receivables.   Receivables are presented net of allowances for doubtful accounts of $4.2 million and $1.7 million at December 31, 2023 and 2022, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts based upon the Company's best estimate of probable losses inherent in the accounts receivable balances. The Company does not believe that significant credit risk exists due to its diverse customer base.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Inventories.   Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. Direct materials, direct labor and allocations of variable and fixed manufacturing-related overhead are included in inventory cost.
Property and Equipment.   Property and equipment additions, including significant improvements, are recorded at cost. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the accompanying consolidated statement of income. Repair and maintenance costs are charged to expense as incurred.
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
The Company determines its reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management to evaluate operating results. For purposes of the Company's 2023 goodwill impairment test, the Company had six reporting units, four of which had goodwill, within its three reportable segments.
The Company begins its goodwill reviews by conducting a qualitative assessment, considering relevant events and circumstances that affect the fair value or carrying value of a reporting unit. Such events and circumstances can include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, and capital markets pricing. The Company considers the extent to which any identified adverse events and circumstances affect the comparison of a reporting unit's fair value with its carrying value. The Company places more weight on the events and circumstances that most affect a reporting unit's fair value or the carrying value of its net assets. The Company considers positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company also considers its most recent valuations of its reporting units, including the difference between the most recent fair value estimate and the carrying value. Each of these factors is considered by management in reaching its conclusion about whether a quantitative goodwill impairment test is necessary to estimate the fair value of its reporting units.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
If the Company concludes that conducting a quantitative assessment is required or if the Company elects the option to bypass the qualitative assessment, the Company determines the fair value of the reporting unit being evaluated utilizing a combination of two valuation techniques: discounted cash flow (income approach) and market comparable method (market approach). The income approach is based on management's operating plan and internal five-year forecast and utilizes forward-looking assumptions and projections, on a discounted basis, but considers factors unique to each reporting unit and related long-range plans that may not be comparable to other companies and that are not yet public. The market approach considers potentially comparable companies and transactions within the industries where the Company's reporting units participate, and applies their valuation multiples to the financial projections of the Company's reporting units. This approach utilizes data from actual marketplace transactions, but reliance on its results is limited by difficulty in identifying companies that are specifically comparable to the Company's reporting units, considering the diversity of the Company's businesses, the relative sizes and levels of complexity. The Company also uses the direct market data method by comparing its book value and the estimates of fair value of the reporting units to the Company's market capitalization. Management uses this comparison as additional evidence of the fair value of the Company, as its market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, the Company's degree of leverage and the float of the Company's common stock. Management evaluates and weights the results based on a combination of the income and market approaches, and, in situations where the income approach results differ significantly from the market and direct data approaches, management re-evaluates and adjusts, if necessary, its assumptions.
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
In conducting a qualitative assessment, the Company considers relevant events and circumstances to determine whether it is more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying values. In addition to the events and circumstances that the Company considers above in its qualitative analysis for potential goodwill impairment, the Company also considers legal, regulatory and contractual factors that could affect the fair value or carrying value of the Company's indefinite-lived intangible assets. The Company also considers its most recent valuations of its indefinite-lived intangible assets, including the difference between the most recent fair value estimates and the carrying values. These factors are all considered by management in reaching its conclusion about whether it is more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying values. If management concludes that further testing is required, the Company performs a quantitative valuation to estimate the fair value of its indefinite-lived intangible assets. In conducting the quantitative impairment analysis, the Company determines the fair value of its indefinite-lived intangible assets using the relief-from-royalty method. The relief-from-royalty method involves the estimation of appropriate market royalty rates for the indefinite-lived intangible assets and the application of these royalty rates to forecasted net sales attributable to the intangible assets. The resulting cash flows are then discounted to present value, using a rate appropriately reflecting the risks inherent in the cash flows, which then is compared to the carrying value of the assets. If the carrying value exceeds fair value, an impairment is recorded. See Note 7, "Goodwill and Other Intangible Assets," for further details regarding the Company's indefinite-lived intangible asset impairment testing.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pension Plans.   The Company engages independent actuaries to compute the amounts of liabilities and expenses under defined benefit pension plans, subject to the assumptions that the Company determines are appropriate based on historical trends, current market rates and future projections. Assumptions used in the actuarial calculations could have a significant impact on plan obligations, and a lesser impact on current period expense. Annually, the Company reviews the actual experience compared to the significant assumptions used and makes adjustments to the assumptions, if warranted. Discount rates are based on an expected benefit payments duration analysis and the equivalent average yield rate for high-quality, fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based on actual historical returns and a review of other public company pension asset return data, modified for known changes in the market and any expected change in investment policy. See Note 16, "Employee Benefit Plans," for further information.
Asbestos-related Matters. The Company accrues loss reserves for asbestos-related matters based upon an estimate of the ultimate liability for claims incurred, whether reported or not, including an estimate of future settlement costs and costs to defend. The Company utilizes known facts and historical trends for Company-specific and general market asbestos-related activity, as well as an actuarial valuation in determining estimated required reserves, which it believes are probable and reasonably estimable. Asbestos-related accruals are assessed at each balance sheet date to determine if the liability remains reasonably stated. Accruals for asbestos-related matters are included in the consolidated balance sheet in "Accrued liabilities" and "Other long-term liabilities." Pre-tax asbestos-related charges are included in selling, general and administrative expenses in the accompanying consolidated statement of income. See Note 15, "Commitments and Contingencies," for further information.
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
Income Taxes.   The Company computes income taxes using the asset and liability method, whereby deferred income taxes using current enacted tax rates are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities and for operating loss and tax credit carryforwards. The Company determines valuation allowances based on an assessment of positive and negative evidence on a jurisdiction-by-jurisdiction basis and records a valuation allowance to reduce deferred tax assets to the amount more likely than not to be realized. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. See Note 21, "Income Taxes," for further information.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency Translation.   The financial statements of subsidiaries located outside of the United States are measured using the currency of the primary economic environment in which they operate as the functional currency. When translating into U.S. dollars, income and expense items are translated at average monthly exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income (loss) ("AOCI") in the consolidated statement of shareholders' equity. The impact of net foreign currency transactions was a gain of $0.3 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively, and a loss of $0.9 million for the year ended December 31, 2021, and are included in other income (expense), net in the accompanying consolidated statement of income.
Derivative Financial Instruments.   The Company records derivative financial instruments at fair value on the balance sheet as either assets or liabilities, and changes in their fair values are immediately recognized in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, the changes in the fair value of the derivative is recognized as a component of other comprehensive income (loss) until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. If a derivative is designated as a net investment hedge, then the changes in the fair value of the derivative is recognized in other comprehensive income (loss) and will be subsequently reclassified to earnings when the hedged net investment is either sold or substantially liquidated. The Company formally documents hedging relationships for its derivative transactions and the underlying hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. See Note 12, "Derivative Instruments," for further information.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-based Compensation.   The Company recognizes compensation expense related to equity awards based on their fair values as of the grant date. For awards with only a service condition, expense is recognized ratably over the vesting period. Performance-based equity awards may have targets tied to performance and/or market-based conditions. Market-based conditions are taken into consideration in determining the grant date fair value, and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided the requisite service has been provided. For performance condition components, the Company periodically updates the probability that the performance conditions will be achieved and adjusts expense accordingly, reflecting the change from prior estimate, if any, in current period non-cash stock compensation expense. The disclosed number of awards granted considers only the targeted number of units until such time that the performance condition has been satisfied. If the performance conditions are not achieved, no award is earned. See Note 17, "Equity Awards," for further information.
Other Comprehensive Income (Loss).   The Company refers to other comprehensive income (loss) as revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss) but are excluded from net earnings as these amounts are recorded directly as an adjustment to shareholders' equity. Other comprehensive income (loss) is comprised of foreign currency translation adjustments, amortization of prior service costs and unrecognized gains and losses in actuarial assumptions for pension and postretirement plans and changes in unrealized gains and losses on derivative instruments.
4. Acquisitions
2023 Acquisitions
On April 21, 2023, the Company acquired Weldmac Manufacturing Company ("Weldmac") for a purchase price of $34.0 million, with additional contingent consideration ranging from zero to $10 million based on achievement of earnings targets, as defined in the purchase agreement. The fair value of assets acquired and liabilities assumed included $23.7 million of property and equipment, $20.3 million of net working capital and $10 million of contingent consideration liability, with such estimate representing the Company's best estimate of fair value of contingent consideration based on Level 3 inputs under the fair value hierarchy, as defined. Located in El Cajon, California, and reported in the Company's Aerospace segment, Weldmac is a designer and manufacturer of complex metal fabricated components and assemblies for the aerospace, defense and space launch end markets and historically generated $33 million in annual revenue. On July 10, 2023, the Company made a cash payment of $5.5 million as additional consideration for the purchase of Weldmac based on achievement of earnings targets, as defined in the purchase agreement. The remaining possible contingent consideration ranges from zero to $4.5 million, based on achievement of 2023 earnings targets, as defined in the purchase agreement. At December 31, 2023, the Company believes it is probable the maximum contingent consideration will be earned.
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
2022 Acquisitions
On February 28, 2022, the Company acquired Intertech Plastics LLC and related companies (collectively, "Intertech") for a purchase price of $64.1 million, net of cash acquired. Intertech is a manufacturer of custom injection molded products used in medical applications, as well as products and assemblies for consumer and industrial applications. The fair value of assets acquired and liabilities assumed included $32.4 million of goodwill, $13.5 million of intangible assets, $12.2 million of property and equipment and $6.0 million of net working capital. Intertech, which is reported in the Company's Packaging segment, has two manufacturing facilities located in the Denver, Colorado, area.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On December 5, 2021, the Company acquired TFI Aerospace ("TFI"), a manufacturer and supplier of specialty fasteners used in a variety of applications, predominately for the aerospace end market, for an aggregate amount of $11.8 million, with additional contingent consideration ranging from zero to $12.0 million to be paid based future earnings as defined in the purchase agreement. On the acquisition date, the Company recorded $3.7 million as its best estimate of fair value of the additional contingent consideration, with such estimate based on Level 3 inputs under the fair value hierarchy, as defined. TFI, which is reported in the Company's Aerospace segment, is located near Toronto, Canada. Based on a detailed fourth quarter 2022 review of TFI's updated forecasted operating results, the Company determined the likelihood of the contingent consideration being paid was remote, and therefore reversed the liability, with such adjustment being included in other income (expense), net, in the accompanying consolidated statement of income.
5. Realignment Actions
2023 Realignment Actions
During 2023, the Company incurred realignment charges in its Packaging segment, related to the closure and consolidation of two manufacturing facilities located in China into one new, larger facility in the Haining region, and for costs incurred to close and consolidate its Rohnert Park, California, manufacturing facility operations into other existing U.S. production locations. In connection with these actions, the Company recorded pre-tax realignment charges of $10.3 million, of which $2.1 million were for employee-related costs, $0.8 million were for inventory write-downs, $5.2 million were for other facility move and consolidation costs, and $2.2 million were related to charges to accelerate the depreciation of certain fixed assets. During 2023, $9.4 million and $0.9 million of these charges were included in cost of sales and selling, general and administrative expenses, respectively, in the accompanying consolidated statement of income.
2022 Realignment Actions
During 2022, the Company incurred realignment charges in its Packaging segment, related to adjusting its labor force in facilities with lower demand, finalizing its Indianapolis, Indiana, facility consolidation, costs incurred to reorganize its benefit plans in the United Kingdom, and for costs incurred as part of the Company's start-up and relocation to a new, larger facility in New Albany, Ohio. The Company also completed the Aerospace segment footprint realignment which began in 2021. In connection with these actions, the Company recorded pre-tax realignment charges of $5.0 million, of which $2.7 million related to facility move and consolidation costs and $2.3 million was for employee-related costs. During 2022, $2.8 million of these charges were included in cost of sales, $2.0 million of these charges were included in selling, general and administrative expenses and $0.2 million of these charges were included in net gain (loss) on dispositions of assets in the accompanying consolidated statement of income.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Year ended December 31,
Customer End Markets	2023	2022	2021
Consumer Products	$381,930	$419,410	$424,320
Aerospace & Defense	241,400	188,090	183,340
Industrial	270,220	276,330	249,450
Total net sales	$893,550	$883,830	$857,110
The Company’s Packaging segment earns revenues from the consumer products (comprised of the beauty and personal care, food and beverage, home care, pharmaceutical, nutraceutical and medical submarkets) and industrial markets. The Aerospace segment earns revenues from the aerospace & defense market (comprised of commercial, regional and business jet, and military submarkets). The Specialty Products segment earns revenues from a variety of submarkets within the industrial market.
7. Goodwill and Other Intangible Assets
Goodwill
The Company performed a quantitative assessment as part of its 2023 annual impairment test (October 1 annual test date) for all reporting units with goodwill after electing the option to bypass the qualitative assessment. In preparing the quantitative analysis, the Company utilized both income and market-based approaches. The income-based approach was conducted using the discounted cash flow method, for which management updated its internal five-year forecast. Assumptions in estimating the future cash flows were based on Level 3 inputs under the fair value hierarchy. The Company also selected appropriate terminal growth rates as well as weighted average cost of capital rates, which considered various factors including the level of inherent risk in achieving the forecast based on prior history and current market conditions. The market-based approach considered comparable publicly traded companies and transactions within the industries where the Company's reporting units participate, and applied their valuation multiples to management's forecast estimates. Based on results of the quantitative assessment for the 2023 annual impairment test, the Company determined there were no indications that the fair value of a reporting unit was less than its carrying value.
The Company performed a qualitative assessment as part of its 2022 and 2021 annual impairment tests (October 1 annual test date) for all reporting units, which included a review of the Company’s market capitalization. Based on results of the qualitative assessments for the 2022 and 2021 annual impairment tests, the Company determined there were no indications that the fair value of a reporting unit was less than its carrying value; therefore, the Company determined that quantitative goodwill impairment tests were not required.
Changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 are as follows (dollars in thousands):

			Specialty
	Packaging	Aerospace	Products	Total
Balance, December 31, 2021	$238,740	$70,190	$6,560	$315,490
Goodwill from acquisitions	32,370	—	—	32,370
Foreign currency translation and other	(7,560)	(490)	—	(8,050)
Balance, December 31, 2022	$263,550	$69,700	$6,560	$339,810
Goodwill from acquisitions	20,420	—	—	20,420
Foreign currency translation and other	3,380	160	—	3,540
Balance, December 31, 2023	$287,350	$69,860	$6,560	$363,770

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Intangible Assets
For the purpose of the Company's 2023 annual indefinite-lived intangible asset impairment test (as of October 1), the Company elected the option to bypass the qualitative assessment and performed a quantitative assessment for all of its indefinite-lived intangible assets except for the Aarts trade name, using the relief-from-royalty method. The Company performed a qualitative assessment for the Aarts trade name as it was acquired less than one year prior and has long-term sales projections consistent with those expected in the purchase price valuation. Significant management assumptions used under the relief-from-royalty method reflected the Company's current assessment of the risks and uncertainties associated with the cash flows of the respective underlying indefinite-lived intangible assets and represent Level 3 inputs under the fair value hierarchy. Upon completion of the quantitative impairment test, the Company determined that one of the Company's aerospace-related trade names had a carrying value that exceeded its fair value, and therefore recorded an impairment charge of $1.1 million.
For the purposes of the Company's 2022 and 2021 annual indefinite-lived intangible asset impairment tests (as of October 1), the Company performed a qualitative assessment to determine whether it was more likely than not that the fair values of the indefinite-lived intangible assets were less than the carrying values. Based on the qualitative assessment performed, the Company did not believe that it is more likely than not that the fair values of each of its indefinite-lived intangible assets were less than the carrying values; therefore, a fair value calculation of the indefinite-lived intangible assets was not required for the 2022 and 2021 annual indefinite-lived intangible asset impairment tests.
The gross carrying amounts and accumulated amortization of the Company's other intangibles as of December 31, 2023 and 2022 are summarized below (dollars in thousands):

	As of December 31, 2023		As of December 31, 2022
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 - 12 years	$141,260	$(89,020)	$131,660	$(80,000)
Customer relationships, 15 - 25 years	129,830	(80,600)	129,650	(74,380)
Total customer relationships	271,090	(169,620)	261,310	(154,380)
Technology and other, 1 - 15 years	56,970	(41,850)	56,860	(38,990)
Technology and other, 17 - 30 years	43,300	(40,730)	43,300	(40,330)
Total technology and other	100,270	(82,580)	100,160	(79,320)
Indefinite-lived intangible assets:
Trademark/Trade names	61,860	—	60,340	—
Total other intangible assets	$433,220	$(252,200)	$421,810	$(233,700)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Year ended December 31,
	2023	2022	2021
Technology and other, included in cost of sales	$3,210	$3,300	$3,820
Customer relationships, included in selling, general and administrative expenses	14,970	15,800	17,740
Total amortization expense	$18,180	$19,100	$21,560

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Estimated amortization expense for the next five fiscal years beginning after December 31, 2023 is as follows (dollars in thousands):

Year ended December 31,	Estimated Amortization Expense
2024	$17,220
2025	16,870
2026	15,140
2027	15,080
2028	15,060
8. Inventories
Inventories consist of the following components (dollars in thousands):

	December 31, 2023	December 31, 2022
Finished goods	$82,300	$74,280
Work in process	51,990	38,090
Raw materials	58,160	50,990
Total inventories	$192,450	$163,360
9. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	December 31, 2023	December 31, 2022
Land and land improvements	$32,840	$15,220
Building and building improvements	99,230	90,910
Machinery and equipment	502,090	461,480
	634,160	567,610
Less: Accumulated depreciation	304,170	289,860
Property and equipment, net	$329,990	$277,750
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Year ended December 31,
	2023	2022	2021
Depreciation expense, included in cost of sales	$38,520	$33,130	$30,770
Depreciation expense, included in selling, general and administrative expense	890	990	1,120
Total depreciation expense	$39,410	$34,120	$31,890

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Accrued Liabilities
Accrued liabilities consist of the following components (dollars in thousands):

	December 31, 2023	December 31, 2022
Accrued payroll	$15,990	$18,050
High deductible insurance	6,250	5,530
Derivatives liability	6,510	—
Other	30,890	23,080
Total accrued liabilities	$59,640	$46,660
11. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	December 31, 2023	December 31, 2022
4.125% Senior Notes due April 2029	$400,000	$400,000
Debt issuance costs	(4,340)	(5,270)
Long-term debt, net	$395,660	$394,730
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
In November 2021 and April 2023, the Company amended the Credit Agreement to replace LIBOR. As of December 31, 2023, the Credit Agreement is subject to benchmark interest rates that are based on the currency denomination of borrowings, with British pound sterling borrowings subject to the Sterling Overnight Index Average and Euro borrowings subject to the Euro InterBank Offered Rate, both plus a spread of 1.625%, and U.S. dollar borrowings subject to the Secured Overnight Financing Rate plus a spread of 1.725%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.
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
The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate. At December 31, 2023, the Company had no amounts outstanding under its revolving credit facility and had $294.0 million potentially available after giving effect to $6.0 million of letters of credit issued and outstanding. At December 31, 2022, the Company had no amounts outstanding under its revolving credit facility and had $293.9 million potentially available after giving effect to $6.1 million of letters of credit issued and outstanding. After consideration of leverage restrictions contained in the Credit Agreement, as of December 31, 2023, the Company had $256.9 million of borrowing capacity available for general corporate purposes. The Company's borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of December 31, 2022.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement. The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under any accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At December 31, 2023, the Company was in compliance with the financial covenants contained in the Credit Agreement.
Other Revolving Loan Facility
In May 2021, the Company, through one of its non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings outstanding on this loan facility as of December 31, 2023 or 2022.
Long-term Debt Maturities
Future maturities of the face value of long-term debt at December 31, 2023 are as follows (dollars in thousands):

Year Ending December 31:	Future Maturities
2024	$—
2025	—
2026	—
2027	—
2028	—
Thereafter	400,000
Total	$400,000
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.125% Senior Notes due April 2029	$400,000	$364,000	$400,000	$344,000
Debt Issuance Costs
The Company's unamortized debt issuance costs approximated $4.3 million and $5.3 million at December 31, 2023 and 2022, respectively, and are included as a direct reduction from the related debt liability in the accompanying consolidated balance sheet. These amounts consisted primarily of legal, accounting and other transaction advisory fees as well as facility fees paid to the lenders. Amortization expense for these items was $0.9 million, $0.9 million and $1.0 million in 2023, 2022 and 2021, respectively, and is included in interest expense in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Derivative Instruments
Derivatives Designated as Hedging Instruments
The Company uses cross-currency swap agreements to hedge its net investment in Euro-denominated assets against future volatility in the exchange rate between the U.S. dollar and the Euro. By doing so, the Company synthetically converts a portion of its U.S. dollar-based long-term debt into Euro-denominated long-term debt. At inception, the Company designates its cross-currency swaps as net investment hedges.
In July 2022, the Company entered into cross-currency swap agreements at notional amounts declining from $150.0 million to $75.0 million over contract periods ending on October 15, 2023, and April 15, 2024. Under the terms of the agreements, the Company is to receive net interest payments at fixed rates of approximately 2.4% to 2.6% of the notional amounts. As of December 31, 2023, the notional amount of these cross-currency swaps was $75.0 million.
In July 2022, immediately prior to entering into the new cross-currency swap agreements, the Company terminated its existing cross-currency swap agreements, de-designated the swaps as net investment hedges and received $26.2 million of cash, which was classified as an investing activity in the accompanying consolidated statement of cash flows. The cross-currency swap agreements had notional amounts totaling $250.0 million, which declined to $25.0 million over various contract periods ending between October 15, 2023 and October 15, 2027. Under the terms of the agreements, the Company was to receive net interest payments at fixed rates ranging from approximately 0.8% to 2.9% of the notional amounts.
As of December 31, 2023 and 2022, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	December 31, 2023	December 31, 2022
Net Investment Hedges
Cross-currency swaps	Accrued liabilities	$(6,510)	$—
Cross-currency swaps	Other long-term liabilities	—	(7,090)
The following table summarizes the income recognized in AOCI on derivative contracts designated as hedging instruments as of December 31, 2023 and 2022, and the amounts reclassified from AOCI into earnings for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivative (net of tax)		Location of Loss Reclassified from AOCI into Earnings	Amount of Loss Reclassified from AOCI into Earnings
	As of December 31,			Year ended December 31,
	2023	2022		2023	2022	2021
Net Investment Hedges
Cross-currency swaps	$13,260	$15,320	Other income (expense), net	$—	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.
Derivatives Not Designated as Hedging Instruments
As of December 31, 2023, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of $138.6 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, Canadian dollar, Chinese yuan, and the Mexican peso, as well as between the Euro and British pound, and have various settlement dates through March 2024. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of income (dollars in thousands):

		Amount of Income (Loss) Recognized in Earnings on Derivatives
		Year ended December 31,
	Location of Income (Loss) Recognized in Earnings on Derivatives	2023	2022	2021
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(1,880)	$1,540	$7,130
Fair Value of Derivatives
The fair value of the Company's derivative instruments are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 are as follows (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Cross-currency swaps	Recurring	$(6,510)	$—	$(6,510)	$—
Foreign exchange contracts	Recurring	$(140)	$—	$(140)	$—
December 31, 2022
Cross-currency swaps	Recurring	$(7,090)	$—	$(7,090)	$—
Foreign exchange contracts	Recurring	$(1,790)	$—	$(1,790)	$—
13. Leases
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental balance sheet information related to the Company's leases are shown below (dollars in thousands):

	Balance Sheet Location	December 31, 2023	December 31, 2022
Assets
Operating leases	Operating lease right-of-use assets	$43,220	$47,280
Finance leases	Property and equipment, net (a)	2,470	—
Total lease assets		$45,690	$47,280
Liabilities
Current:
Operating leases	Lease liabilities, current portion	$7,410	$8,280
Finance leases	Lease liabilities, current portion	490	—
Long-term:
Operating leases	Lease liabilities	37,980	41,010
Finance leases	Lease liabilities	1,710	—
Total lease liabilities		$47,590	$49,290
__________________________
(a)     Finance leases were recorded net of accumulated depreciation of $0.2 million as of December 31, 2023.
The components of lease expense are as follows (dollars in thousands):

		Year ended December 31,
	Statement of Income Location	2023	2022	2021
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$11,180	$10,560	$8,510
Finance lease cost:
Depreciation of lease assets	Cost of sales	220	—	—
Interest on lease liabilities	Interest expense	60	—	—
Short-term, variable and other lease costs	Cost of sales and Selling, general and administrative expenses	3,430	3,350	2,460
Total lease cost		$14,890	$13,910	$10,970
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)	Finance Leases(a)
2024	$9,560	$540
2025	8,150	530
2026	8,620	600
2027	7,540	700
2028	5,600	—
Thereafter	12,950	—
Total lease payments	52,420	2,370
Less: Imputed interest	(7,030)	(170)
Present value of lease liabilities	$45,390	$2,200
__________________________
(a)     The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other information related to the Company's leases are as follows (dollars in thousands):

	Year ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,250	$9,900	$7,880
Operating cash flows from finance leases	60	—	—
Financing cash flows from finance leases	450	—	—
Lease assets obtained in exchange for new lease liabilities:
Operating leases	8,340	5,790	19,600
Finance leases	2,620	—	—
The weighted-average remaining term of the Company's operating leases and finance leases as of December 31, 2023, is 6.5 and 3.5 years, respectively. The weighted-average discount rate for operating and finance leases as of December 31, 2023, is 4.0% and 2.6%, respectively.
14. Other Long-term Liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	December 31, 2023	December 31, 2022
Non-current asbestos-related liabilities	$23,880	$26,370
Other long-term liabilities	16,740	29,970
Total other long-term liabilities	$40,620	$56,340
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Asbestos
As of December 31, 2023, the Company was a party to 459 pending cases involving an aggregate of 4,863 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by its former Lamons division and certain other related subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2023	4,798	261	160	36	4,863	$15,465	$1,920,000
Fiscal year ended December 31, 2022	4,754	236	168	24	4,798	$79,869	$2,180,000
Fiscal year ended December 31, 2021	4,655	265	134	32	4,754	$16,819	$1,950,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of the pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,863 claims pending at December 31, 2023, 33 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At December 31, 2023, of the 33 claims that set forth specific amounts, there were no claims seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	4	29
Relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 30 years ago, have been $13.1 million. All relief sought in the asbestos cases is monetary in nature. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company accrues for all asbestos-related future defense costs for both known and unknown claims, which the Company believes are reasonably estimable. The Company’s liability for asbestos-related claims is based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity. In 2021, the Company commissioned its actuary to update the asbestos study based on data as of September 30, 2021. The Company recorded a non-cash, pre-tax charge of $1.5 million to increase the liability estimate to $28.2 million, at the low-end of the range of the 2021 study. In 2022, the Company commissioned its actuary to update the asbestos study based on data as of September 30, 2022, which yielded a range of possible future liability of $29.6 million to $39.5 million. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore recorded a non-cash, pre-tax charge of $5.6 million to increase the liability estimate to $29.6 million, at the low-end of the range. As of December 31, 2023, the Company’s total asbestos-related liability was $26.6 million.
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
16. Employee Benefit Plans
Pension and Profit-Sharing Benefits
The Company provides a defined contribution profit sharing plan for the benefit of substantially all the Company's domestic salaried and non-union hourly employees. The plan contains both contributory and noncontributory profit sharing arrangements, as defined. Aggregate charges included in the accompanying consolidated statement of income under this plan were $4.6 million, $3.7 million and $3.4 million in 2023, 2022 and 2021, respectively. Certain of the Company's non-U.S. and union hourly employees participate in defined benefit pension plans.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Plan Assets, Expenses and Obligations
Net periodic pension benefit expense recorded in the Company's consolidated statement of income for defined benefit pension plans include the following components (dollars in thousands):

	Pension Benefit
	2023	2022	2021
Service cost	$490	$690	$1,280
Interest cost	1,290	890	800
Expected return on plan assets	(2,140)	(1,590)	(1,530)
Settlements and curtailments	1,020	150	—
Amortization of net loss	120	570	910
Net periodic benefit expense (a)	$780	$710	$1,460
__________________________
(a) The net periodic benefit expense for the U.S. defined benefit pension plans was $0.5 million, $0.9 million and $1.0 million for 2023, 2022 and 2021, respectively. The net periodic benefit expense (income) for the non-U.S. defined benefit pension plans was $0.3 million, $(0.2) million and $0.4 million for 2023, 2022 and 2021, respectively.
The service cost component of net periodic benefit expense is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of income.
During 2023, the Company recognized a one-time, pre-tax settlement charge of $1.0 million related to the purchase of an annuity contract to transfer the Company's Canadian defined benefit obligations to an insurance company.
During 2022, the Company recorded a non-cash curtailment expense of $0.2 million, as it transitioned certain active employees previously participating in a defined benefit plan in the United Kingdom to a defined contribution plan, thereby eliminating future service cost accruals for all employees under this defined benefit plan.
Actuarial valuations of the Company's defined benefit pension plans were prepared as of December 31, 2023, 2022 and 2021. Weighted average assumptions used in accounting for the U.S. defined benefit pension plans are as follows:

	Pension Benefit
	2023	2022	2021
Discount rate for obligations	5.05%	5.24%	3.06%
Discount rate for benefit costs	5.24%	3.06%	2.79%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.13%	6.13%	6.13%
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Weighted average assumptions used in accounting for the non-U.S. defined benefit pension plans are as follows:

	Pension Benefit
	2023	2022	2021
Discount rate for obligations	4.70%	4.90%	2.10%
Discount rate for benefit costs	4.90%	2.10%	1.50%
Rate of increase in compensation levels	5.50%	4.80%	3.30%
Expected long-term rate of return on plan assets	6.60%	4.20%	3.90%
The following provides a reconciliation of the changes in the Company's defined benefit pension plans' projected benefit obligations and fair value of assets for each of the years ended December 31, 2023 and 2022 and the funded status as of December 31, 2023 and 2022 (dollars in thousands):

	Pension Benefit
	2023	2022
Changes in Projected Benefit Obligations
Benefit obligations at January 1	$(25,560)	$(37,560)
Service cost	(490)	(690)
Interest cost	(1,290)	(890)
Participant contributions	—	(10)
Actuarial (loss) gain (a)	(780)	10,260
Benefit payments	1,300	1,310
Settlements	90	—
Change in foreign currency	(740)	2,020
Projected benefit obligations at December 31 (b)	$(27,470)	$(25,560)
Changes in Plan Assets
Fair value of plan assets at January 1	$25,470	$38,130
Actual return on plan assets	1,540	(10,070)
Employer contributions	1,260	1,520
Participant contributions	—	10
Benefit payments	(1,300)	(1,310)
Settlements	(90)	—
Change in foreign currency	920	(2,810)
Fair value of plan assets at December 31 (c)	$27,800	$25,470
Funded status at December 31	$330	$(90)
__________________________
(a) The actuarial loss for the year ended December 31, 2023 was primarily due to changes in demographic assumptions as well as a decrease in the discount rate utilized in measuring the projected benefit obligations, partially offset by experience gains. The actuarial gain for the year ended December 31, 2022 was primarily due to an increase in the discount rate utilized in measuring the projected benefit obligations, partially offset by experience losses.
(b) U.S. projected benefit obligations were $13.2 million and $12.6 million at December 31, 2023 and 2022, respectively. Non-U.S. projected benefit obligations were $14.3 million and $13.0 million at December 31, 2023 and 2022, respectively.
(c) The fair value of U.S. plan assets was $9.5 million and $8.2 million at December 31, 2023 and 2022, respectively. The fair value of non-U.S. plan assets was $18.3 million and $17.3 million at December 31, 2023 and 2022, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefit
	2023	2022
Amounts Recognized in Balance Sheet
Other assets	$4,680	$4,860
Current liabilities	(310)	(310)
Noncurrent liabilities	(4,040)	(4,640)
Net asset (liability) recognized at December 31	$330	$(90)

	Pension Benefit
	2023	2022
Amounts Recognized in Accumulated Other Comprehensive Loss
Unrecognized prior service cost	$20	$160
Unrecognized net loss	7,740	7,370
Total accumulated other comprehensive loss recognized at December 31	$7,760	$7,530

	Accumulated Benefit Obligations		Projected Benefit Obligations
	2023	2022	2023	2022
Benefit Obligations at December 31,
Total benefit obligations	$(27,260)	$(25,400)	$(27,470)	$(25,560)
Plans with benefit obligations exceeding plan assets
Benefit obligations	$(13,590)	$(13,000)	$(13,800)	$(13,170)
Plan assets	$9,450	$8,220	$9,450	$8,220
The assumptions regarding discount rates and expected return on plan assets can have a significant impact on amounts reported for benefit plans. A 25 basis point change in benefit obligation discount rates or 50 basis point change in expected return on plan assets would have the following effect (dollars in thousands):

	Pension Benefit
	December 31, 2023 Benefit Obligation	2023 Expense
Discount rate
25 basis point increase	$(830)	$(30)
25 basis point decrease	$870	$30
Expected return on assets
50 basis point increase	N/A	$(170)
50 basis point decrease	N/A	$170
The Company expects to make contributions of $1.2 million to fund its pension plans during 2024.

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
The actual weighted average asset allocation of the Company's domestic and foreign pension plans' assets at December 31, 2023 and 2022 and target allocations by class, were as follows:

	Domestic Pension			Foreign Pension
		Actual			Actual
	Target	2023	2022	Target	2023	2022
Equity securities	60%	60%	60%	—%	—%	14%
Fixed income	36%	38%	37%	100%	99%	66%
Diversified growth(a)	—%	—%	—%	—%	—%	19%
Cash and other	4%	2%	3%	—	1%	1%
Total	100%	100%	100%	100%	100%	100%
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the level under the fair value hierarchy (see Note 3, "Summary of Significant Accounting Policies") that the Company's pension plan assets are measured, on a recurring basis as of December 31, 2023 (dollars in thousands):

	Total	Level 1	Level 2	Level 3
Plan assets subject to leveling
Investment funds
Equity securities	$5,720	$5,720	$—	$—
Cash and cash equivalents	200	200	—	—
Plan assets measured at net asset value(a)
Investment funds
Fixed income	21,710
Cash and cash equivalents	170
Total	$27,800	$5,920	$—	$—
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
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (dollars in thousands):

Year ended December 31,	Pension Benefit
2024	$1,310
2025	1,370
2026	1,410
2027	1,480
2028	1,560
Years 2029-2033	9,270
17. Equity Awards
The Company maintains the following long-term equity incentive plans (collectively, the "Plans"):

Plan Names	Shares Approved for Issuance
TriMas Corporation 2023 Equity and Incentive Compensation Plan	2,151,359
TriMas Corporation Director Retainer Share Election Program	100,000
The Company previously maintained the TriMas Corporation 2017 Equity and Incentive Compensation Plan, which was replaced by the TriMas Corporation 2023 Equity and Incentive Compensation Plan in 2023 such that, while existing grants remain outstanding until exercised, vested or canceled, no new shares may be issued under this plan.
The Company awarded the following restricted stock units ("RSUs") during 2023, 2022, and 2021:
•Granted 275,515, 209,617, and 131,198, RSUs, respectively, to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company;
•Granted 27,560, 22,554 and 21,112 RSUs, respectively, to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate their service prior to the vesting date;

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Issued 3,317, 337 and 1,792 RSUs, respectively, related to director fee deferrals as certain of the Company's directors elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date; and
•Issued 174, 260 and 49 RSUs, respectively, to certain employees related to dividend equivalent rights on existing equity awards.
The Company awarded the following RSUs during 2023:
•Granted 8,912 RSUs to certain employees, which are subject only to a service condition and fully vest at the end of three years so long as the employee remains with the Company.
During 2023, the Company also awarded 95,017 performance-based RSUs to certain Company key employees which vest three years from the grant date as long as the employee remains with the Company. These awards are initially earned 50% based upon the Company's achievement of an earnings per share compound annual growth rate ("EPS CAGR") metric and 50% based upon the Company's cash return on net assets ("Cash RONA") metric over a period beginning January 1, 2023, and ending December 31, 2025. The total EPS CAGR and Cash RONA performance-based RSUs initially earned shall be subject to modification based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group, measured over the performance period. TSR is calculated as the Company's average closing stock price for the 20 trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20 trading days prior to the start of the performance period. The Company estimates the grant-date fair value subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk-free rate of 4.36% and annualized volatility of 33.9%. Depending on the performance achieved for these two metrics, the amount of shares earned, if any, can vary for each metric from 0% of the target award to a maximum of 250% of the target.
During 2022, the Company awarded 85,156 performance-based RSUs to certain key employees which vest three years from the grant date as long as the employee remains with the Company. These awards are earned 50% based upon the Company's achievement of an EPS CAGR metric over a period beginning January 1, 2022, and ending December 31, 2024. The remaining 50% of the awards are earned based on the Company's TSR relative to the TSR of the common stock of a pre-defined industry peer-group, measured over the performance period. TSR is calculated as the Company's average closing stock price for the 20 trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20 trading days prior to the start of the performance period. The Company estimates the grant-date fair value subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk-free rate of 1.88% and annualized volatility of 36.5%. Depending on the performance achieved for these two metrics, the amount of shares earned, if any, can vary for each metric from 0% of the target award to a maximum of 200% of the target award. The Company awarded 72,962 of similar performance-based RSUs in 2021. For similar performance-based RSUs awarded in 2019 and 2020, the Company attained 65.4% and 62.7%, respectively, of the target on a weighted average basis, resulting in a decrease of 24,975 and 32,430 shares during 2022 and 2023, respectively.
During 2020, the Company awarded performance-based RSUs to certain Company key employees which were earned based upon the Company's stock price performance over the period beginning January 1, 2020, and ending December 31, 2022. The stock price achievement was calculated based on the Company's average closing stock price for each quarter end for the 20 trading days up to and including March 31, June 30, September 30 and December 31, 2022, respectively. The Company did not meet the minimum performance threshold resulting in a decrease of 86,275 shares during 2023.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information related to restricted shares as of and for the year ended December 31, 2023 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	719,449	$28.40
Granted	410,495	29.23
Vested	(252,054)	27.79
Cancelled	(186,054)	21.52
Outstanding at December 31, 2023	691,836	$30.97	1.1	$17,524,206
As of December 31, 2023, there was $4.7 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted average period of 2.0 years.
The Company recognized stock-based compensation expense related to restricted shares of $9.7 million, $9.8 million and $9.5 million in 2023, 2022 and 2021, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
18. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the year to calculate basic earnings per share. The following table summarizes the dilutive effect of RSUs and options to purchase common stock:

	Year ended December 31,
	2023	2022	2021
Weighted average common shares—basic	41,439,027	42,249,244	43,006,922
Dilutive effect of restricted stock units	246,321	228,771	261,858
Dilutive effect of stock options	—	—	12,296
Weighted average common shares—diluted	41,685,348	42,478,015	43,281,076
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate. The initial authorization, approved in November 2015, authorized up to $50 million of purchases in the aggregate of its common stock. During 2023, 2022 and 2021, the Company purchased 680,594, 1,264,088 and 596,084 shares of its outstanding common stock for $18.8 million, $36.9 million and $19.1 million, respectively. As of December 31, 2023, the Company has $86.9 million remaining under the repurchase authorization.
Holders of common stock are entitled to dividends at the discretion of the Company's Board of Directors. In 2021, the Company's Board of Directors declared the first dividend since the Company's initial public offering in 2007. Since the fourth quarter of 2021, we have declared dividends of $0.04 per share of common stock in each quarter, and total dividends declared and paid on common shares during 2023, 2022 and 2021 were $6.7 million, $6.9 million and $1.7 million, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. Other Comprehensive Income (Loss)
Changes in AOCI by component for the year ended December 31, 2023 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2022	$(5,380)	$15,320	$(18,560)	$(8,620)
Net unrealized gains (losses) arising during the period (a)	(1,040)	(2,060)	11,680	8,580
Less: Net realized losses reclassified to net income (b)	(690)	—	—	(690)
Net current-period other comprehensive income (loss)	(350)	(2,060)	11,680	9,270
Balance, December 31, 2023	$(5,730)	$13,260	$(6,880)	$650
__________________________
(a) Defined benefit plans, net of income tax of $0.4 million. See Note 16, "Employee Benefit Plans," for additional details. Derivative instruments, net of income tax of $0.7 million. See Note 12, "Derivative Instruments," for further details.
(b) Defined benefit plans, net of income tax of $0.2 million. See Note 16, "Employee Benefit Plans," for additional details.
Changes in AOCI by component for the year ended December 31, 2022, are summarized as follows, net of tax (dollars in thousands):

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
__________________________
(a) Defined benefit plans, net of income tax of $0.3 million. See Note 16, "Employee Benefit Plans," for additional details. Derivative instruments, net of income tax expense of $3.2 million. See Note 12, "Derivative Instruments," for further details.
(b) Defined benefit plans, net of income tax of $0.2 million. See Note 16, "Employee Benefit Plans," for additional details.
20. Segment Information
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Within each of the Company's reportable segments, there are no individual products or product families for which reported net sales accounted for more than 10% of the Company's consolidated net sales. See below for more information regarding the types of products and services provided within each reportable segment:
Packaging – TriMas' Packaging segment consists primarily of the Rieke, Affaba & Ferrari, Taplast, Rapak, Plastic Srl, Aarts Packaging, Intertech and Omega brands. TriMas Packaging develops and manufactures a broad array of dispensing products (such as foaming pumps, lotion, hand soap and sanitizer pumps, beverage dispensers, perfume sprayers, nasal sprayers and trigger sprayers), polymeric and steel caps and closures (such as food lids, flip-top closures, child resistant caps, beverage closures, fragrance and cosmetic caps, drum and pail closures, and flexible spouts), polymeric jar products, fully integrated dispensers for fill-ready bag-in-box applications, and consumable vascular delivery and diagnostic test components, all for a variety of consumer products submarkets including, but not limited to, beauty and personal care, food and beverage, home care, and life sciences, including, but not limited to, pharmaceutical, nutraceutical, and medical, as well as industrial markets (including agricultural).
Aerospace – TriMas' Aerospace segment, which includes the Monogram Aerospace Fasteners, Allfast Fastening Systems, Mac Fasteners, TFI Aerospace, RSA Engineered Products, Martinic Engineering, and Weldmac Manufacturing Company brands, develops, qualifies and manufactures highly-engineered, precision fasteners, tubular products and assemblies for fluid conveyance, and machined products and assemblies to serve the aerospace and defense market.
Specialty Products – TriMas' Specialty Products segment, which includes the Norris Cylinder and Arrow Engine brands, designs, manufactures and distributes highly-engineered steel cylinders for use within industrial and aerospace markets, natural gas-fired engines for remote power generation applications and compression systems for use within the North American industrial oil and gas markets.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Segment activity is as follows (dollars in thousands):

	Year ended December 31,
	2023	2022	2021
Net Sales
Packaging	$463,600	$522,180	$533,260
Aerospace	241,400	188,090	183,340
Specialty Products	188,550	173,560	140,510
Total	$893,550	$883,830	$857,110
Operating Profit (Loss)
Packaging	$60,140	$81,000	$96,490
Aerospace (a)	15,520	8,060	13,270
Specialty Products	36,400	30,250	22,550
Corporate (b) (c)	(46,620)	(20,250)	(37,220)
Total	$65,440	$99,060	$95,090
Capital Expenditures
Packaging	$29,060	$33,170	$34,080
Aerospace	14,620	6,900	5,390
Specialty Products	10,410	5,860	5,500
Corporate (c)	100	30	90
Total	$54,190	$45,960	$45,060
Depreciation and Amortization
Packaging	$34,170	$29,340	$30,500
Aerospace	19,160	19,620	18,700
Specialty Products	4,130	4,130	4,120
Corporate (c)	130	130	130
Total	$57,590	$53,220	$53,450
Total Assets
Packaging	$830,620	$776,550	$739,920
Aerospace	390,910	347,720	353,800
Specialty Products	92,770	86,290	73,260
Corporate (c)	27,360	94,440	136,660
Total	$1,341,660	$1,305,000	$1,303,640
__________________________
(a) In 2022, the Company completed the sale of vacant land adjacent to the Company's Tolleson, Arizona, manufacturing facility for net proceeds of $5.0 million, and recognized a $4.8 million gain on the sale, which is included within the Aerospace segment.
(b) In 2022, the Company sold a non-core facility in City of Industry, California, for net proceeds of $23.3 million, and recognized a $17.6 million gain on the sale, which is included in Corporate operating loss for 2022 and included within net gain (loss) on disposition of assets in the accompanying consolidated statement of income.
(c) Corporate consists of our corporate office and related corporate activities. Corporate expenses primarily include compensation, benefits, professional services, information technology and other administrative costs. Corporate assets consist primarily of cash and cash equivalents, unallocated deferred tax assets and prepaid assets. Corporate expenses and assets reconcile reportable segment information to the consolidated totals.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the Company's net sales for each of the years ended December 31 and long-lived assets at each year ended December 31, by geographical area (dollars in thousands).

	As of December 31,
	2023		2022		2021
	Net Sales	Long-lived Assets	Net Sales	Long-lived Assets	Net Sales	Long-lived Assets
Non-U.S.
Europe	$153,120	$238,640	$139,780	$192,600	$160,650	$209,380
Asia Pacific	34,240	27,000	35,260	29,720	41,310	37,080
Other Americas	24,950	45,120	18,040	41,840	15,290	42,000
Total non-U.S.	212,310	310,760	193,080	264,160	217,250	288,460

Total U.S.	681,240	564,020	690,750	541,510	639,860	489,390
Total	$893,550	$874,780	$883,830	$805,670	$857,110	$777,850
The Company's export sales from the U.S. approximated $72.2 million, $74.5 million and $80.6 million in 2023, 2022 and 2021, respectively.
21. Income Taxes
The Company's income before income taxes and income tax expense (benefit), each by tax jurisdiction, consists of the following (dollars in thousands):

	Year ended December 31,
	2023	2022	2021
Income before income taxes:
Domestic	$20,660	$56,750	$28,380
Foreign	29,930	30,920	40,730
Total income before income taxes	$50,590	$87,670	$69,110
Current income tax expense:
Federal	$2,740	$13,300	$940
State and local	670	3,470	530
Foreign	8,690	6,170	8,840
Total current income tax expense	12,100	22,940	10,310
Deferred income tax expense (benefit):
Federal	1,800	(1,780)	5,450
State and local	150	50	670
Foreign	(3,820)	290	(4,630)
Total deferred income tax expense (benefit)	(1,870)	(1,440)	1,490
Income tax expense	$10,230	$21,500	$11,800

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of deferred taxes are as follows (dollars in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Accounts receivable	$1,770	$1,290
Inventories	7,260	5,640
Accrued liabilities and other long-term liabilities	16,780	14,580
Operating lease liability	10,690	12,670
Research and experimentation costs	6,530	4,130
Tax loss and credit carryforwards	28,880	27,310
Other	(470)	110
Gross deferred tax asset	71,440	65,730
Valuation allowances	(15,960)	(17,180)
Net deferred tax asset	55,480	48,550
Deferred tax liabilities:
Property and equipment	(30,300)	(25,100)
Right of use asset	(10,150)	(12,170)
Goodwill and other intangible assets	(27,580)	(22,050)
Investment in foreign affiliates, including withholding tax	(510)	(770)
Gross deferred tax liability	(68,540)	(60,090)
Net deferred tax liability	$(13,060)	$(11,540)
The following is a reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense allocated to income before income taxes (dollars in thousands):

	Year ended December 31,
	2023	2022	2021
U.S. federal statutory rate	21%	21%	21%
Tax at U.S. federal statutory rate	$10,610	$18,380	$14,550
State and local taxes, net of federal tax benefit	710	2,790	960
Differences in statutory foreign tax rates	2,980	1,150	(1,690)
Change in recognized tax benefits	(130)	(600)	(550)
Tax credits and incentives	(1,570)	(1,260)	(5,060)
Net change in valuation allowance	(2,700)	340	2,100
Nondeductible compensation	560	990	2,280
Other, net	(230)	(290)	(790)
Income tax expense	$10,230	$21,500	$11,800
The Company has recorded deferred tax assets on $25.4 million of various state operating loss carryforwards and $60.5 million of various foreign operating loss carryforwards. The majority of the state tax loss carryforwards expire between 2026 and 2032 and the majority of the foreign losses have indefinite carryforward periods.
The Company has not made a provision for U.S. or additional foreign withholding taxes related to investments in foreign subsidiaries that are indefinitely reinvested since any excess of the amount for financial reporting over the tax basis in these investments is not significant as of December 31, 2023.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unrecognized Tax Benefits
The Company had $0.8 million and $1.1 million of unrecognized tax benefits ("UTBs") as of December 31, 2023 and 2022, respectively. If the UTBs were recognized, the impact to the Company's effective tax rate would be to reduce reported income tax expense for the years ended December 31, 2023 and 2022 by $1.0 million and $1.1 million, respectively.
A reconciliation of the change in the UTBs for the years ended December 31, 2023 and 2022 is as follows (dollars in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2021	$1,250
Tax positions related to current year:
Additions	140
Tax positions related to prior years:
Additions	—
Reductions	(50)
Settlements	—
Lapses in the statutes of limitations	(230)
Balance at December 31, 2022	$1,110
Tax positions related to current year:
Additions	140
Tax positions related to prior years:
Additions	—
Reductions	(20)
Settlements	—
Lapses in the statutes of limitations	(400)
Balance at December 31, 2023	$830
In addition to the UTBs summarized above, the Company has recorded $0.4 million and $0.8 million in potential interest and penalties associated with uncertain tax positions as of December 31, 2023 and 2022, respectively.
The Company is subject to U.S. federal, state and local, and certain non-U.S. income tax examinations for tax years 2016 through 2023. In addition, there are currently several state and foreign income tax examinations in process. The Company does not believe that the results of these examinations will have a significant impact on the Company's tax position or its effective tax rate.
Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to UTBs and is not aware of, nor does it anticipate, any subsequent events that could have a significant impact on the Company's financial position during the next twelve months.
22. Subsequent Events
On February 20, 2024, the Company announced that its Board of Directors had declared a cash dividend of $0.04 per share of TriMas Corporation common stock, which will be payable on March 8, 2024, to shareholders of record as of the close of business on March 1, 2024.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of December 31, 2023, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")), pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, the Company's disclosure controls and procedures were effective to provide reasonable assurance that they would meet their objectives.
We completed the acquisitions of Weldmac Manufacturing Company (“Weldmac”) in April 2023 and Aarts Packaging B.V. ("Aarts") in February 2023, and have not yet included Weldmac or Aarts in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Weldmac or Aarts. For fiscal 2023, Weldmac and Aarts accounted for $26.6 million and $23.6 million of our total net sales, respectively, and as of December 31, 2023, had total assets of $44.1 million and $54.6 million, respectively.
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
In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2023. Management's assessment of internal control over financial reporting as of December 31, 2023 excludes internal control over financial reporting related to Weldmac (acquired in April 2023) and Aarts (acquired in February 2023), which accounted for $26.6 million and $23.6 million of our total net sales, respectively, and as of December 31, 2023, had total assets of $44.1 million and $54.6 million, respectively. Management's assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2023.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the Company's consolidated financial statements, has also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, as stated in their report below.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of TriMas Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TriMas Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements and financial statement schedule.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Aarts Packaging B.V. (“Aarts”) and Weldmac Manufacturing Company (“Weldmac”), which were acquired in February and April 2023, respectively, and whose financial statements accounted for $54.6 million and $44.1 million of total assets, respectively, and $23.6 million and $26.6 million of total net sales, respectively, of the consolidated financial statements amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Aarts or Weldmac.
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
/s/ Deloitte & Touche LLP

Detroit, Michigan
February 29, 2024

Changes in disclosure controls and procedures
There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    Other Information
During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included in Part I of this Form 10-K under the heading "Information about our Executive Officers."
The Company's Code of Ethics and Business Conduct is applicable to its directors, officers and employees. The Code of Ethics and Business Conduct is available on the "Investors" portion of the Company's website under the "Corporate Governance" link. The Company's website address is www.trimas.com.
The information required by this item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Shareholders.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Shareholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Shareholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Shareholders.
Item 14.    Principal Accountant Fees and Services
The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), as required by this item, is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Listing of Documents
(1)   Financial Statements
The Company's Financial Statements included in Item 8 hereof, as required at December 31, 2023 and December 31, 2022, and for the periods ended December 31, 2023, December 31, 2022 and December 31, 2021, consist of the following:
Balance Sheet
Statement of Income
Statement of Comprehensive Income
Statement of Cash Flows
Statement of Shareholders' Equity
Notes to Financial Statements
(2)   Financial Statement Schedules
Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2023, December 31, 2022 and December 31, 2021, consists of the following:
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

10.8	Flexible Cash Allowance Policy, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 10, 2009.*
10.9	TriMas Corporation 2017 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2017.*
10.10	2013 Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2013.*
10.11	Offer Letter between TriMas Corporation and Thomas A. Amato dated July 23, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 27, 2016.
10.12
Form of Performance Stock Units Agreement - 2021 LTI - under the 2017 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2021.*

10.13
Form of Restricted Stock Units Agreement - (Three Year Vest) - 2021 LTI - under the 2017 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2021.*

10.14
Second Replacement Revolving Facility Amendment, dated as of March 29, 2021, among TriMas Corporation, TriMas Company LLC, the subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2021.**

10.15	Offer Letter between TriMas Corporation and Scott Mell dated March 15, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2021.*
10.16	Executive Severance / Change in Control Policy, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2021.*
10.17
Form of Performance Stock Units Agreement - 2022 LTI - under the 2017 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2022.*

10.18
Form of Restricted Stock Units Agreement (Three-Year Vest) - 2022 LTI - under the 2017 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2022.*

10.19
Form of Restricted Stock Units Agreement (Board of Directors) (One-Year Vest) - 2022 LTI - under the 2017 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2022.*

10.20
Form of Performance Stock Units Agreement - 2023 LTI - under the 2017 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2023.*

10.21
Form of Restricted Stock Units Agreement (Three-Year Vest) - 2023 LTI - under the 2017 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2023.*

10.22
Form of Restricted Stock Units Agreement (Board of Directors) (One-Year Vest) - 2023 LTI - under the 2017 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2023.*

10.23	TriMas Corporation 2023 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2023.*
10.24
Seventh Amendment to the Credit Agreement, dated as of April 7, 2023, by and among TriMas Corporation, TriMas Company LLC and JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lenders from time to time thereto, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2023.**

21.1	TriMas Corporation Subsidiary List.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
97	Compensation Clawback Policy
101	The following materials from TriMas Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

TRIMAS CORPORATION (Registrant)

		BY:	/s/ THOMAS A. AMATO
DATE:	February 29, 2024		Name: Thomas A. Amato Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS A. AMATO	President and Chief Executive Officer	February 29, 2024
Thomas A. Amato	(Principal Executive Officer) and Director

/s/ SCOTT A. MELL	Chief Financial Officer	February 29, 2024
Scott A. Mell	(Principal Financial Officer and Principal Accounting Officer)

/s/ SAMUEL VALENTI III	Chairman of the Board of Directors	February 29, 2024
Samuel Valenti III

/s/ HOLLY M. BOEHNE	Director	February 29, 2024
Holly M. Boehne

/s/ JEFFREY A. FIELKOW	Director	February 29, 2024
Jeffrey A. Fielkow

/s/ TERESA M. FINLEY	Director	February 29, 2024
Teresa M. Finley

/s/ JEFFREY M. GREENE	Director	February 29, 2024
Jeffrey M. Greene

/s/ HERBERT K. PARKER	Director	February 29, 2024
Herbert K. Parker

/s/ NICK L. STANAGE	Director	February 29, 2024
Nick L. Stanage

/s/ DANIEL P. TREDWELL	Director	February 29, 2024
Daniel P. Tredwell

SCHEDULE II
PURSUANT TO ITEM 15(a)(2)
OF FORM 10-K VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
December 31, 2023, 2022 AND 2021

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED (CREDITED) TO OTHER ACCOUNTS	DEDUCTIONS(A)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
Year ended December 31, 2023	$1,730,000	$3,320,000	$360,000	$1,230,000	$4,180,000
Year ended December 31, 2022	$1,570,000	$1,480,000	$80,000	$1,400,000	$1,730,000
Year ended December 31, 2021	$2,120,000	$830,000	$190,000	$1,570,000	$1,570,000
________________________________________
(A)Deductions, representing uncollectible accounts written-off, less recoveries of amounts reserved in prior years.