Form 10-Q
period 2024-03-31
TRIMAS CORP
filed 2024-04-30
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	March 31, 2024
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 23, 2024, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 40,733,302 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to: general economic and currency conditions; competitive factors; market demand; our ability to realize our business strategies; our ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; pressures on our supply chain, including availability of raw materials and inflationary pressures on raw material and energy costs, and customers; the performance of our subcontractors and suppliers; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; risks associated with a concentrated customer base; information technology and other cyber-related risks; risks related to our international operations, including, but not limited to, risks relating to tensions between the United States and China; government and regulatory actions, including, without limitation, climate change legislation and other environmental regulations, as well as the impact of tariffs, quotas and surcharges; changes to fiscal and tax policies; intellectual property factors; uncertainties associated with our ability to meet customers’ and suppliers’ sustainability and environmental, social and governance ("ESG") goals and achieve our sustainability and ESG goals in alignment with our own announced targets; litigation; contingent liabilities relating to acquisition activities; interest rate volatility; our leverage; liabilities imposed by our debt instruments; labor disputes and shortages; the disruption of operations from catastrophic or extraordinary events, including, but not limited to, natural disasters, geopolitical conflicts and public health crises; the amount and timing of future dividends and/or share repurchases, which remain subject to Board approval and depend on market and other conditions; our future prospects; our ability to successfully complete the sale of our Arrow Engine business; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this report. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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
We disclose important factors that could cause our actual results to differ materially from our expectations implied by our forward-looking statements under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributed to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other conditions, results of operations, prospects and ability to service our debt.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$30,470	$34,890
Receivables, net of reserves of $4.9 million and $4.2 million as of March 31, 2024 and December 31, 2023, respectively	162,650	148,030
Inventories	206,260	192,450
Prepaid expenses and other current assets	28,350	22,010
Total current assets	427,730	397,380
Property and equipment, net	332,090	329,990
Operating lease right-of-use assets	41,690	43,220
Goodwill	361,260	363,770
Other intangibles, net	175,740	181,020
Deferred income taxes	9,880	10,230
Other assets	16,090	16,050
Total assets	$1,364,480	$1,341,660
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$82,250	$91,910
Accrued liabilities	66,510	59,640
Lease liabilities, current portion	8,030	7,900
Total current liabilities	156,790	159,450
Long-term debt, net	424,930	395,660
Lease liabilities	37,950	39,690
Deferred income taxes	26,120	23,290
Other long-term liabilities	45,470	40,620
Total liabilities	691,260	658,710
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 40,784,202 shares at March 31, 2024 and 41,202,110 shares at December 31, 2023	410	410
Paid-in capital	667,430	677,660
Retained earnings	7,630	4,230
Accumulated other comprehensive income (loss)	(2,250)	650
Total shareholders' equity	673,220	682,950
Total liabilities and shareholders' equity	$1,364,480	$1,341,660

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended March 31,
	2024	2023
Net sales	$227,100	$215,460
Cost of sales	(174,390)	(167,770)
Gross profit	52,710	47,690
Selling, general and administrative expenses	(40,270)	(37,700)
Operating profit	12,440	9,990
Other expense, net:
Interest expense	(4,930)	(3,700)
Other income (expense), net	(320)	(70)
Other expense, net	(5,250)	(3,770)
Income before income tax expense	7,190	6,220
Income tax expense	(2,050)	(1,310)
Net income	$5,140	$4,910
Basic earnings per share:
Net income per share	$0.13	$0.12
Weighted average common shares—basic	41,018,049	41,543,625
Diluted earnings per share:
Net income per share	$0.12	$0.12
Weighted average common shares—diluted	41,322,014	41,802,037

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2024	2023
Net income	$5,140	$4,910
Other comprehensive income (loss):
Defined benefit plans (Note 16)	20	20
Foreign currency translation	(3,510)	5,290
Derivative instruments (Note 9)	590	(1,860)
Total other comprehensive income (loss)	(2,900)	3,450
Total comprehensive income	$2,240	$8,360

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$5,140	$4,910
Adjustments to reconcile net income to net cash provided by (used for) operating activities, net of acquisition impact:
Gain on dispositions of assets	(60)	(10)
Depreciation	9,980	8,760
Amortization of intangible assets	4,210	4,590
Amortization of debt issue costs	240	230
Deferred income taxes	3,410	2,070
Non-cash compensation expense	4,570	2,940
Provision for losses on accounts receivable	770	—
Increase in receivables	(16,190)	(11,850)
Increase in inventories	(14,260)	(1,590)
Decrease in prepaid expenses and other assets	510	1,490
Decrease in accounts payable and accrued liabilities	(3,670)	(2,360)
Other operating activities	1,660	510
Net cash provided by (used for) operating activities, net of acquisition impact	(3,690)	9,690
Cash Flows from Investing Activities:
Capital expenditures	(13,250)	(14,790)
Acquisition of businesses, net of cash acquired	—	(37,790)
Net proceeds from disposition of property and equipment	110	10
Net cash used for investing activities	(13,140)	(52,570)
Cash Flows from Financing Activities:
Proceeds from borrowings on revolving credit facilities	68,890	10,840
Repayments of borrowings on revolving credit facilities	(39,820)	(10,840)
Payments to purchase common stock	(13,320)	(10,400)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(1,560)	(2,310)
Dividends paid	(1,660)	(1,660)
Other financing activities	(120)	(2,950)
Net cash provided by (used for) financing activities	12,410	(17,320)
Cash and Cash Equivalents:
Decrease for the period	(4,420)	(60,200)
At beginning of period	34,890	112,090
At end of period	$30,470	$51,890
Supplemental disclosure of cash flow information:
Cash paid for interest	$490	$210
Cash paid for taxes	$1,000	$1,780

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Three Months Ended March 31, 2024 and 2023
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2023	$410	$677,660	$4,230	$650	$682,950
Net income	—	—	5,140	—	5,140
Other comprehensive loss	—	—	—	(2,900)	(2,900)
Purchase of common stock	—	(13,240)	(80)	—	(13,320)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,560)	—	—	(1,560)
Non-cash compensation expense	—	4,570	—	—	4,570
Dividends declared	—	—	(1,660)	—	(1,660)
Balances, March 31, 2024	$410	$667,430	$7,630	$(2,250)	$673,220

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2022	$420	$696,160	$(36,130)	$(8,620)	$651,830
Net income	—	—	4,910	—	4,910
Other comprehensive income	—	—	—	3,450	3,450
Purchase of common stock	—	(10,400)	—	—	(10,400)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,310)	—	—	(2,310)
Non-cash compensation expense	—	2,940	—	—	2,940
Dividends declared	—	(1,660)	—	—	(1,660)
Balances, March 31, 2023	$420	$684,730	$(31,220)	$(5,170)	$648,760

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
Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2023 Annual Report on Form 10-K.
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
3. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Three months ended March 31,
Customer Markets	2024	2023
Consumer Products	$103,580	$95,290
Aerospace & Defense	67,340	49,990
Industrial	56,180	70,180
Total net sales	$227,100	$215,460
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4. Acquisitions
2023 Acquisitions
On April 21, 2023, the Company acquired Weldmac Manufacturing Company ("Weldmac") for a purchase price of $34.0 million, with additional contingent consideration ranging from zero to $10 million based on achievement of earnings targets, as defined in the purchase agreement. The fair value of assets acquired and liabilities assumed included $23.7 million of property and equipment, $20.3 million of net working capital and $10 million of contingent consideration liability, with such estimate representing the Company's best estimate of fair value of contingent consideration based on Level 3 inputs under the fair value hierarchy, as defined. Located in El Cajon, California, and reported in the Company's Aerospace segment, Weldmac is a designer and manufacturer of complex metal fabricated components and assemblies for the aerospace, defense and space launch end markets and historically generated $33 million in annual revenue. On July 10, 2023, the Company made a cash payment of $5.5 million as additional consideration for the purchase of Weldmac based on achievement of earnings targets, as defined in the purchase agreement. The remaining possible contingent consideration ranges from zero to $4.5 million, based on achievement of 2023 earnings targets, as defined in the purchase agreement. At March 31, 2024, the Company believes it is probable the maximum contingent consideration will be earned.
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
5. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2024 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2023	$287,350	$69,860	$6,560	$363,770
Foreign currency translation and other	(2,350)	(160)	—	(2,510)
Balance, March 31, 2024	$285,000	$69,700	$6,560	$361,260

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Other Intangible Assets
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of March 31, 2024		As of December 31, 2023
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$140,430	$(90,600)	$141,260	$(89,020)
Customer relationships, 15 – 25 years	129,660	(82,130)	129,830	(80,600)
Total customer relationships	270,090	(172,730)	271,090	(169,620)
Technology and other, 1 – 15 years	56,910	(42,530)	56,970	(41,850)
Technology and other, 17 – 30 years	43,300	(40,810)	43,300	(40,730)
Total technology and other	100,210	(83,340)	100,270	(82,580)
Indefinite-lived intangible assets:
Trademark/Trade names	61,510	—	61,860	—
Total other intangible assets	$431,810	$(256,070)	$433,220	$(252,200)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended March 31,
	2024	2023
Technology and other, included in cost of sales	$790	$810
Customer relationships, included in selling, general and administrative expenses	3,420	3,780
Total amortization expense	$4,210	$4,590
6. Inventories
Inventories consist of the following components (dollars in thousands):

	March 31, 2024	December 31, 2023
Finished goods	$88,060	$82,300
Work in process	58,610	51,990
Raw materials	59,590	58,160
Total inventories	$206,260	$192,450

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	March 31, 2024	December 31, 2023
Land and land improvements	$32,730	$32,840
Buildings	99,550	99,230
Machinery and equipment	511,110	502,090
	643,390	634,160
Less: Accumulated depreciation	311,300	304,170
Property and equipment, net	$332,090	$329,990
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended March 31,
	2024	2023
Depreciation expense, included in cost of sales	$9,750	$8,560
Depreciation expense, included in selling, general and administrative expenses	230	200
Total depreciation expense	$9,980	$8,760
8. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	March 31, 2024	December 31, 2023
4.125% Senior Notes due April 2029	$400,000	$400,000
Credit Agreement	29,040	—
Debt issuance costs	(4,110)	(4,340)
Long-term debt, net	$424,930	$395,660
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
Credit Agreement
The Company is a party to a credit agreement ("Credit Agreement") consisting of a $300.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies, subject to a $125.0 million sub limit, maturing on March 29, 2026. The Credit Agreement is subject to benchmark interest rates determined based on the currency denomination of borrowings, with British pound sterling borrowings subject to the Sterling Overnight Index Average and Euro borrowings to the Euro InterBank Offered Rate, both plus a spread of 1.625%, and U.S. dollar borrowings subject to the Secured Overnight Financing Rate plus a spread of 1.725%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date. The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate.
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
At March 31, 2024, the Company had $29.0 million outstanding under its revolving credit facility and had $265.0 million potentially available after giving effect to $6.0 million of letters of credit issued and outstanding. At December 31, 2023, the Company had no amounts outstanding under its revolving credit facility and had $294.0 million potentially available after giving effect to $6.0 million of letters of credit issued and outstanding. After consideration of leverage restrictions contained in the Credit Agreement, as of March 31, 2024 and December 31, 2023, the Company had $227.0 million and $256.9 million, respectively, of borrowing capacity available for general corporate purposes.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement. The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under any accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At March 31, 2024, the Company was in compliance with its financial covenants contained in the Credit Agreement.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Other Revolving Loan Facility
In May 2021, the Company, through one of its non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings outstanding on this loan facility as of March 31, 2024 and December 31, 2023.
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.125% Senior Notes due April 2029	$400,000	$362,000	$400,000	$364,000
Revolving credit facility	29,040	29,040	—	—
9. Derivative Instruments
Derivatives Designated as Hedging Instruments
In February 2024, the Company entered into a cross-currency swap agreement to hedge its net investment in Euro-denominated assets against future volatility in the exchange rate between the U.S. dollar and the Euro. By doing so, the Company synthetically converts a portion of its U.S. dollar-based long-term debt into Euro-denominated long-term debt. The agreement is effective as of April 15, 2024, has a notional amount of $75.0 million and a contract period end date of April 15, 2029. Under the terms of the agreement, the Company is to receive net interest payments at a fixed rate of approximately 1.06% of the notional amount. At inception, the cross-currency swap was designated as a net investment hedge. At designation, the cross currency swap had an inception date non-zero fair value equal to a $4.9 million liability, which offset the inception date non-zero fair value of a $75.0 million foreign currency exchange forward contract entered into on the same date. The non-zero fair value of the cross currency swap was recognized in other income (expense), net in the consolidated statement of income during the three months ended March 31, 2024.
In February 2024, immediately prior to entering into the new cross-currency swap agreement, the Company voluntarily discontinued hedge accounting for its existing cross-currency swap agreement, de-designating the swap as a net investment hedge. The de-designated agreement has a notional amount of $75.0 million and a contract period end date of April 15, 2024. Under the terms of the agreement, the Company is to receive net interest payments at a fixed rate of approximately 2.4% of the notional amount.
As of March 31, 2024 and December 31, 2023, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	March 31, 2024	December 31, 2023
Net Investment Hedges
Cross-currency swaps	Accrued liabilities	$—	$(6,510)
Cross-currency swaps	Other long-term liabilities	(6,010)	—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the income recognized in accumulated other comprehensive income (loss) ("AOCI") on derivative contracts designated as hedging instruments as of March 31, 2024 and December 31, 2023, and the amounts reclassified from AOCI into earnings for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
	As of March 31, 2024	As of December 31, 2023	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Three months ended March 31,
				2024	2023
Net Investment Hedges
Cross-currency swaps	$13,850	$13,260	Other income (expense), net	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.
Derivatives Not Designated as Hedging Instruments
As of March 31, 2024, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of $207.9 million and a cross-currency swap agreement previously designated as a net investment hedge with notional amount of $75.0 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, Canadian dollar, Chinese yuan, and the Mexican peso, as well as between the Euro and British pound, and have various settlement dates through September 2024. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of income.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of income (dollars in thousands):

		Amount of Income (Loss) Recognized in Earnings on Derivatives
		Three months ended March 31,
	Location of Income (Loss) Recognized in Earnings on Derivatives	2024	2023
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$1,710	$(760)
Cross-currency swaps	Other income (expense), net	(300)	—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Cross-currency swaps	Recurring	$(10,870)	$—	$(10,870)	$—
Foreign exchange contracts	Recurring	$5,060	$—	$5,060	$—
December 31, 2023
Cross-currency swaps	Recurring	$(6,510)	$—	$(6,510)	$—
Foreign exchange contracts	Recurring	$(140)	$—	$(140)	$—
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
Supplemental balance sheet information related to the Company's leases are shown below (dollars in thousands):

	Balance Sheet Location	March 31, 2024	December 31, 2023
Assets
Operating leases	Operating lease right-of-use assets	$41,690	$43,220
Finance leases	Property and equipment, net (a)	2,380	2,470
Total lease assets		$44,070	$45,690
Liabilities
Current:
Operating leases	Lease liabilities, current portion	$7,560	$7,410
Finance leases	Lease liabilities, current portion	470	490
Long-term:
Operating leases	Lease liabilities	36,390	37,980
Finance leases	Lease liabilities	1,560	1,710
Total lease liabilities		$45,980	$47,590
__________________________
(a)     Finance leases were recorded net of accumulated depreciation of $0.3 million as of March 31, 2024.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The components of lease expense are as follows (dollars in thousands):

		Three months ended March 31,
	Statement of Income Location	2024	2023
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$2,280	$2,580
Finance lease cost:
Depreciation of lease assets	Cost of sales	60	40
Interest on lease liabilities	Interest expense	10	10
Short-term, variable and other lease costs	Cost of sales and Selling, general and administrative expenses	1,090	640
Total lease cost		$3,440	$3,270
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)	Finance Leases(a)
2024 (excluding the three months ended March 31, 2024)	$6,870	$390
2025	8,450	520
2026	8,730	600
2027	7,520	690
2028	5,580	—
Thereafter	12,850	—
Total lease payments	50,000	2,200
Less: Imputed interest	(6,050)	(170)
Present value of lease liabilities	$43,950	$2,030
__________________________
(a)     The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
Other information related to the Company's leases are as follows (dollars in thousands):

	Three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,360	$2,590
Operating cash flows from finance leases	10	10
Financing cash flows from finance leases	120	80
Lease assets obtained in exchange for new lease liabilities:
Operating leases	870	4,780
Finance leases	—	2,620
The weighted-average remaining lease term of the Company's operating leases and finance leases as of March 31, 2024 is 6.2 years and 3.3 years, respectively. The weighted-average discount rate for the operating leases and finance leases as of March 31, 2024 is 4.1% and 2.6%, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
11. Other Long-term liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	March 31, 2024	December 31, 2023
Non-current asbestos-related liabilities	$23,250	$23,880
Other long-term liabilities	22,220	16,740
Total other long-term liabilities	$45,470	$40,620
12. Commitments and Contingencies
Asbestos
As of March 31, 2024, the Company was a party to 465 pending cases involving an aggregate of 4,880 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by its former Lamons division and certain other related subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Three Months Ended March 31, 2024	4,863	70	46	7	4,880	$22,857	$460,000
Fiscal Year Ended December 31, 2023	4,798	261	160	36	4,863	$15,465	$1,920,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,880 claims pending at March 31, 2024, 34 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At March 31, 2024, of the 34 claims that set forth specific amounts, there were no claims seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	3	31
Relatively few claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 30 years ago, have been $13.2 million. All relief sought in the asbestos cases is monetary in nature. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company records a liability for asbestos-related claims, which includes both known and unknown claims, based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity.
In the fourth quarter of 2022, the Company commissioned its actuary to update the study, based on data as of September 30, 2022, which yielded a range of possible future liability of $29.6 million to $39.5 million. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore increased the liability estimate to $29.6 million, at the low-end of the range. As of March 31, 2024 and December 31, 2023, the Company’s total asbestos-related liability was $25.9 million and $26.6 million, respectively, and is included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Specialty Products – TriMas' Specialty Products segment, which includes the Norris Cylinder and Arrow Engine brands, designs, manufactures and distributes highly-engineered steel cylinders for use within industrial and aerospace markets, natural gas-fired engines for remote power generation applications and compression systems for use within the North American industrial oil and gas and power generation end-markets.
Segment activity is as follows (dollars in thousands):

	Three months ended March 31,
	2024	2023
Net Sales
Packaging	$127,020	$116,220
Aerospace	67,340	49,990
Specialty Products	32,740	49,250
Total	$227,100	$215,460
Operating Profit (Loss) and Income Before Income Tax Expense
Segment operating profit
Packaging	$17,110	$14,390
Aerospace	7,130	1,430
Specialty Products	2,610	9,750
Segment operating profit	26,850	25,570
Corporate (a)	(14,410)	(15,580)
Total operating profit	12,440	9,990
Interest expense	(4,930)	(3,700)
Other income (expense), net	(320)	(70)
Income before income tax expense	$7,190	$6,220
__________________________
(a)     Corporate consists of the corporate office and related corporate activities. Corporate expenses primarily include compensation, benefits, professional services, information technology and other administrative costs. Corporate expenses reconcile reportable segment information to the consolidated totals.
14. Equity Awards
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the three months ended March 31, 2024:
•Granted 281,405 RSUs to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company;
•Granted 32,544 RSUs to its non-employee independent directors, which fully vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date;
•Issued 28 RSUs to certain employees related to dividend equivalent rights on existing equity awards; and
•Issued 1,171 RSUs related to director fee deferrals as certain of the Company's directors elected to defer all or a portion of their director fees and to receive the amount in Company common stock at a future date.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
During 2024, the Company also awarded 109,640 performance-based RSUs to certain Company key employees which vest three years from the grant date as long as the employee remains with the Company. These awards are initially earned 50% based upon the Company's achievement of an earnings per share compound annual growth rate ("EPS CAGR") metric and 50% based upon the Company's cash return on net assets ("Cash RONA") metric over a period beginning January 1, 2024 and ending December 31, 2026. The total EPS CAGR and Cash RONA performance-based RSUs initially earned shall be subject to modification based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group, measured over the performance period. TSR is calculated as the Company's average closing stock price for the 20 trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20 trading days prior to the start of the performance period. The Company estimates the grant-date fair value subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk-free rate of 4.50% and annualized volatility of 31.4%. Depending on the performance achieved for these two metrics, the amount of shares earned, if any, can vary for each metric from 0% of the target award to a maximum of 250% of the target.
Information related to RSUs at March 31, 2024 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	691,836	$30.97
Granted	424,788	24.85
Vested	(183,582)	30.65
Cancelled	(67,524)	34.96
Outstanding at March 31, 2024	865,518	$27.73	1.7	$23,135,296
As of March 31, 2024, there was $10.2 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 2.4 years.
RSUs granted to employees who are eligible for retirement on the date of the grant are expensed immediately, and RSUs granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible since these awards vest upon retirement from the Company. Compensation expense for RSUs granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. The Company recognized stock-based compensation expense related to RSUs of $4.6 million and $2.9 million during the three months ended March 31, 2024 and 2023, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
15. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to RSUs. The following table summarizes the dilutive effect of RSUs to purchase common stock for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Weighted average common shares—basic	41,018,049	41,543,625
Dilutive effect of restricted stock units	303,965	258,412
Weighted average common shares—diluted	41,322,014	41,802,037

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate. This announcement represented the most recent update from the initial authorization, approved in November 2015, of up to $50 million of purchases in the aggregate of its common stock. In the three months ended March 31, 2024, the Company purchased 540,037 shares of its outstanding common stock for $13.3 million. During the three months ended March 31, 2023, the Company purchased 350,862 shares of its outstanding common stock for $10.4 million. As of March 31, 2024, the Company had $73.6 million remaining under the repurchase authorization.
Holders of common stock are entitled to dividends at the discretion of the Company's Board of Directors. In 2021, the Company's Board of Directors declared the first dividend since the Company's initial public offering in 2007. During the three months ended March 31, 2024, the Company's cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.7 million. In the three months ended March 31, 2023, the Company's cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.7 million.
16. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost (income) are as follows (dollars in thousands):

	Three months ended March 31,
	2024	2023
Service costs	$130	$120
Interest costs	330	320
Expected return on plan assets	(510)	(530)
Amortization of net loss	50	30
Net periodic benefit cost (income)	$—	$(60)
The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of income.
The Company contributed $0.2 million to its defined benefit pension plans during the three months ended March 31, 2024. The Company expects to contribute $1.2 million to its defined benefit pension plans for the full year 2024.
17. Other Comprehensive Income (Loss)
Changes in AOCI by component for the three months ended March 31, 2024 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2023	$(5,730)	$13,260	$(6,880)	$650
Net unrealized gains (losses) arising during the period (a)	—	590	(3,510)	(2,920)
Less: Net realized losses reclassified to net income	(20)	—	—	(20)
Net current-period other comprehensive income (loss)	20	590	(3,510)	(2,900)
Balance, March 31, 2024	$(5,710)	$13,850	$(10,390)	$(2,250)
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
18. Income Taxes
The effective income tax rate for the three months ended March 31, 2024 and 2023 was 28.5% and 21.1%, respectively. The Company recorded tax expense of $2.1 million for the three months ended March 31, 2024, as compared to $1.3 million for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 was higher than in the prior year primarily due to increased earnings in certain foreign jurisdictions where the effective tax rate was higher than 21% and losses at certain foreign subsidiaries where no tax benefit could be recorded.
19. Subsequent Events
On April 23, 2024, the Company announced that its Board of Directors had declared a cash dividend of $0.04 per share of TriMas Corporation common stock, which will be payable on May 14, 2024 to shareholders of record as of the close of business on May 7, 2024.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward-Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2023.

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
Key Factors Affecting Our Reported Results
Demand for the products our businesses produce and results of operations depend upon general economic conditions. We serve customers in industries that are highly competitive, and that may be significantly impacted by changes in economic or geopolitical conditions.
Our results of operations have been materially impacted over the past few years by macro-economic factors, first by the onset and proliferation of the coronavirus pandemic ("pandemic"), then further from increased energy costs and supply chain disruptions from the Russia-Ukraine conflict, and more recently by cost inflation (raw materials, wage rates and freight) and a lack of material and in certain regions skilled labor availability. These factors significantly affected each of our businesses and how we operate, albeit in different ways and magnitudes. Sales in our Packaging segment for dispensing and closure products used in applications to help fight the spread of germs have experienced extreme volatility in demand, with demand spiking to record highs after the onset of the pandemic, demand abating as expected from those high levels beginning mid-2022 and continuing through most of 2023, as a result of some of our larger customers' choices to rebalance on-hand inventory levels and caution in purchasing behaviors given the current inflationary macro-economic environment. Sales of certain of our aerospace-related products were significantly depressed from historical levels following the onset of the pandemic, but demand has significantly increased in recent quarters as air travel has picked-up and new aircraft build rates improve. Certain of our products for industrial applications, for example steel cylinders for packaged gas applications, and engines and compressors for oil & gas extraction, have experienced volatility in demand related to a number of channel and economic factors in more recent periods. Altogether, this significant level of volatility in demand levels, input and transportation costs, and material and labor availability, have pressured our ability to operate efficiently in recent periods. While some areas of demand volatility remain, such as in our Specialty Products segment, we are beginning to see more steady and consistent demand in our Packaging and Aerospace end markets.
Overall, our first quarter 2024 net sales increased $11.6 million, or 5.4%, compared to first quarter 2023. We experienced growth from acquisitions as well as organic sales increases within each of our Packaging and Aerospace segments, as a result of increased demand levels. These increases were partially offset by decreased sales in our Specialty Products segment, resulting from a decrease in demand as customers continue working through higher inventory levels built up in 2023.
The most significant drivers affecting our financial results in first quarter 2024 compared with first quarter 2023, other than as directly impacted by sales changes, were the impact of our recent acquisitions, prior structural cost reductions within our Packaging segment, costs incurred to fulfill an abrupt increase in orders from one of our customers in our Packaging segment, improved material availability in our Aerospace segment, lower third party business diligence and consulting expenses in our corporate office in support of prospective streamlining actions and growth initiatives, and an increase in our effective tax rate.

In April 2023, we acquired Weldmac Manufacturing Company ("Weldmac"), a designer and manufacturer of complex metal fabricated components and assemblies for the aerospace, defense and space launch end markets for a purchase price of $34.0 million, with additional consideration of $5.5 million paid in July 2023 and remaining contingent consideration ranging from zero to $4.5 million based on achievement of 2023 earnings targets, as defined in the purchase agreement. Weldmac, which is reported in our Aerospace segment, is located in El Cajon, California. Weldmac contributed $11.4 million of net sales during first quarter 2024.
In February 2023, we acquired Aarts Packaging B.V. ("Aarts"), a luxury packaging solutions provider for beauty and lifestyle brands, as well as for customers in the food and life sciences end markets, for a purchase price of $37.8 million, net of cash acquired. Aarts, which is reported in our Packaging segment, is located in Waalwijk, the Netherlands and contributed $2.8 million of acquisition-related sales growth during first quarter 2024 resulting from its January 2024 sales.
During first quarter 2024, one of our customers in our Packaging segment abruptly increased their orders, which required us to incur certain incremental input costs to timely fulfill certain of the customer's orders.
The effective income tax rate for first quarter 2024 was 28.5% as compared to 21.1% for first quarter 2023. The effective tax rate for first quarter 2024 was higher than in the prior year primarily due to increased earnings in certain foreign jurisdictions where the effective tax rate was higher than 21% and losses at certain foreign subsidiaries where no tax benefit could be recorded.
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
We are sensitive to price movements and availability of our raw materials supply. Our largest raw material purchases are for resins (such as polypropylene and polyethylene), steel, aluminum, superalloys (such as titanium, A286 stainless steel and Inconel) and other oil and metal-based purchased components, the costs for each of which are subject to volatility. There has also been some volatility over the past two years as a direct and indirect result of foreign trade policy, where tariffs on certain of our commodity-based products sourced from Asia have been instituted, the conflict in Eastern Europe, creating certain input material shortages, and labor shortages at certain of our raw material suppliers. We will continue to take actions to mitigate such increases, including implementing commercial pricing adjustments, holding extra inventories and resourcing to alternate suppliers and insourcing of previously sourced products. Although we believe we are generally able to mitigate the impact of higher commodity costs over time, we may experience additional material costs and disruptions in supply in the future and may not be able to pass along higher costs to our customers in the form of price increases or otherwise mitigate the impacts to our operating results.
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
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In 2020, our Board of Directors increased the authorization of share repurchases to a cumulative amount of $250 million. During first quarter 2024, we purchased 540,037 shares of our outstanding common stock for an aggregate purchase price of $13.3 million. As of March 31, 2024, we had $73.6 million remaining under the repurchase authorization.
In addition, in first quarter 2024, we declared dividends of $0.04 per share of common stock and paid dividends of $1.7 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, as well as dividends, depending on market conditions and other factors.

The following table summarizes financial information for our reportable segments for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three months ended March 31,
	2024	As a Percentage of Net Sales	2023	As a Percentage of Net Sales
Net Sales
Packaging	$127,020	55.9%	$116,220	53.9%
Aerospace	67,340	29.7%	49,990	23.2%
Specialty Products	32,740	14.4%	49,250	22.9%
Total	$227,100	100.0%	$215,460	100.0%
Gross Profit
Packaging	$32,260	25.4%	$27,240	23.4%
Aerospace	15,570	23.1%	8,580	17.2%
Specialty Products	4,880	14.9%	11,870	24.1%
Total	$52,710	23.2%	$47,690	22.1%
Selling, General and Administrative Expenses
Packaging	$15,150	11.9%	$12,850	11.1%
Aerospace	8,440	12.5%	7,150	14.3%
Specialty Products	2,270	6.9%	2,120	4.3%
Corporate	14,410	N/A	15,580	N/A
Total	$40,270	17.7%	$37,700	17.5%
Operating Profit (Loss)
Packaging	$17,110	13.5%	$14,390	12.4%
Aerospace	7,130	10.6%	1,430	2.9%
Specialty Products	2,610	8.0%	9,750	19.8%
Corporate	(14,410)	N/A	(15,580)	N/A
Total	$12,440	5.5%	$9,990	4.6%
Depreciation
Packaging	$6,930	5.5%	$5,950	5.1%
Aerospace	2,000	3.0%	1,860	3.7%
Specialty Products	1,010	3.1%	920	1.9%
Corporate	40	N/A	30	N/A
Total	$9,980	4.4%	$8,760	4.1%
Amortization
Packaging	$1,640	1.3%	$1,560	1.3%
Aerospace	2,570	3.8%	2,910	5.8%
Specialty Products	—	—%	120	0.2%
Corporate	—	N/A	—	N/A
Total	$4,210	1.9%	$4,590	2.1%

Results of Operations
The principal factors impacting us during the three months ended March 31, 2024, compared with the three months ended March 31, 2023, were:
•Increases in demand for products within our Packaging and Aerospace segments;
•Significant demand decrease in our Specialty Products segment;
•The impact of recent acquisitions, primarily Aarts and Weldmac;
•Prior structural cost reductions within our Packaging segment;
•Improved material availability in our Aerospace segment;
•Lower business diligence and consulting fees in support of our growth initiatives; and
•An increase in our effective tax rate in first quarter 2024 compared with first quarter 2023.

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Overall, net sales increased $11.6 million, or 5.4%, to $227.1 million for the three months ended March 31, 2024, as compared with $215.5 million in the three months ended March 31, 2023. Acquisition-related sales growth was $14.2 million, comprised of $2.8 million from our February 2023 acquisition of Aarts, and $11.4 million from our April 2023 acquisition of Weldmac. Organic sales, excluding the impact of currency exchange and acquisitions, decreased $3.5 million, as sales increases in our Packaging and Aerospace segments driven by end market demand improvements and market share gains were more than offset by a decrease in the Specialty Products segment due to lower market demand, primarily as a result of our customers managing inventory levels built up in 2023. In addition, net sales increased by $0.9 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of a weakening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 23.2% and 22.1% for the three months ended March 31, 2024 and 2023, respectively. Gross profit margin increased primarily due to higher sales levels and improved fixed cost absorption within our Packaging and Aerospace segments. In addition, gross profit margin improved due to reduced material availability constraints and a more favorable product sales mix within our Aerospace segment. These increases were partially offset by decreased sales and less favorable leveraging of fixed costs within our Specialty Products segment and increased input costs, including expedited freight and labor, required to timely fulfill an abrupt increase in a customer's orders in our Packaging segment.
Operating profit margin (operating profit as a percentage of sales) approximated 5.5% and 4.6% for the three months ended March 31, 2024 and 2023, respectively. Operating profit increased $2.5 million, to $12.4 million, for the three months ended March 31, 2024, compared to $10.0 million for the three months ended March 31, 2023, primarily due to higher sales levels and improved fixed cost absorption, as well as reduced material availability constraints and a more favorable product sales mix within our Aerospace segment. Additionally, operating profit increased due to higher sales levels and improved fixed cost absorption as well as the favorable impact of prior realignment actions in our Packaging segment, and lower professional fees. These improvements were partially offset by the impact of lower sales levels and less favorable leveraging of fixed costs in our Specialty Products segment, and increased input costs, including expedited freight and labor, required to timely fulfill an abrupt increase in a customer's orders in our Packaging segment.
Interest expense increased $1.2 million, to $4.9 million, for the three months ended March 31, 2024, as compared to $3.7 million for the three months ended March 31, 2023, due to an increase in our weighted average borrowings and a higher effective interest rate as a result of increased borrowings from our revolving credit facility.
Other income (expense) increased $0.3 million to $0.3 million of expense for the three months ended March 31, 2024, as compared to less than $0.1 million of expense for the three months ended March 31, 2023, primarily due to mark-to-market losses on our de-designated cross currency swap.
The effective income tax rate for the three months ended March 31, 2024 and 2023 was 28.5% and 21.1%, respectively. We recorded tax expense of $2.1 million for the three months ended March 31, 2024, as compared to $1.3 million for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 was higher than in the prior year primarily due to increased earnings in certain foreign jurisdictions where the effective tax rate was higher than 21% and losses at certain foreign subsidiaries where no tax benefit could be recorded.
Net income increased by $0.2 million, to $5.1 million for the three months ended March 31, 2024, compared to $4.9 million for the three months ended March 31, 2023. The increase was primarily the result of an increase in operating profit of $2.5 million, partially offset by an increase in interest expense of $1.2 million, an increase in income tax expense of $0.7 million and an increase in other expense of $0.3 million.
See below for a discussion of operating results by segment.
Packaging.   Net sales increased $10.8 million, or 9.3%, to $127.0 million in the three months ended March 31, 2024, as compared to $116.2 million in the three months ended March 31, 2023. Acquisition-related sales growth was $2.8 million resulting from the January 2024 sales of our February 2023 acquisition of Aarts. Sales of dispensing products used primarily for personal care and home care applications increased by $7.7 million. Sales of products used for industrial applications increased by $2.3 million. These increases were partially offset by the decrease in sales of products used in food and beverage applications of $3.3 million, primarily due to reduced demand for dairy applications and lower demand for beverage closures in Europe as customers begin to cut over to new product designs. Net sales increased by $0.9 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies, as compared to first quarter 2023.

Packaging's gross profit increased $5.0 million to $32.3 million, or 25.4% of sales, in the three months ended March 31, 2024, as compared to $27.2 million, or 23.4% of sales, in the three months ended March 31, 2023, primarily due to higher sales levels and resulting improved fixed cost absorption, as well as the favorable impact of structural cost reduction efforts following our realignment actions. The increase in gross profit was partially offset by increased input costs, including expedited freight and labor, required to timely fulfill an abrupt increase in a customer's orders in the first quarter of 2024.
Packaging's selling, general and administrative expenses increased $2.3 million to $15.2 million, or 11.9% of sales, in the three months ended March 31, 2024, as compared to $12.9 million, or 11.1% of sales, in the three months ended March 31, 2023, primarily due to $1.1 million higher information technology costs allocated from Corporate and higher ongoing selling, general and administrative costs associated with our acquisition.
Packaging's operating profit increased $2.7 million to $17.1 million, or 13.5% of sales, in the three months ended March 31, 2024, as compared to $14.4 million, or 12.4% of sales, in the three months ended March 31, 2023, primarily due to higher sales levels, improved fixed cost absorption, and the favorable impact of prior realignment actions, partially offset by higher selling, general and administrative expenses and increased input costs required to timely fulfill an abrupt increase in a customer's orders.
Aerospace.    Net sales for the three months ended March 31, 2024 increased $17.4 million, or 34.7%, to $67.3 million, as compared to $50.0 million in the three months ended March 31, 2023. Acquisition-related sales growth from our April 2023 acquisition of Weldmac was $11.4 million. Sales of our fasteners products increased by $5.8 million due to increases in aircraft build rates and market share gains. Sales of our engineered components products increased by $0.1 million.
Gross profit within Aerospace increased $7.0 million to $15.6 million, or 23.1% of sales, in the three months ended March 31, 2024, from $8.6 million, or 17.2% of sales, in the three months ended March 31, 2023. Gross profit increased primarily due to higher sales levels and resulting improved fixed cost absorption, reduced material availability constraints, and a more favorable product sales mix.
Selling, general and administrative expenses increased $1.3 million to $8.4 million, or 12.5% of sales, in the three months ended March 31, 2024, as compared to $7.2 million, or 14.3% of sales, in the three months ended March 31, 2023, primarily due to higher ongoing selling, general and administrative costs associated with our acquisition of Weldmac and $0.7 million higher information technology costs allocated from Corporate in the three months ended March 31, 2024, partially offset by lower intangible asset amortization expense due to certain assets becoming fully amortized.
Operating profit within Aerospace increased $5.7 million to $7.1 million, or 10.6% of sales, in the three months ended March 31, 2024, as compared to $1.4 million, or 2.9% of sales, in the three months ended March 31, 2023, primarily due to the impact of higher sales levels, improved fixed cost absorption, reduced material availability production constraints, and a more favorable product sales mix, partially offset by higher selling, general and administrative expenses.
Specialty Products.    Net sales for the three months ended March 31, 2024 decreased $16.5 million, or 33.5%, to $32.7 million, as compared to $49.3 million in the three months ended March 31, 2023. Sales of our cylinder products decreased $9.4 million due to a continued weak end market, and in turn, lower demand for steel cylinders as customers had built up high inventory positions in 2023 and continue to work through the levels in early 2024. Sales of natural gas fired engines, compressors and related parts used in remote power generation and assistance applications for natural gas and crude oil extraction decreased by $7.1 million as customer sales rates abated from a high sales rate in first quarter 2023, and from a customer that shifted purchases to a supplier with a much broader product offering.
Gross profit within Specialty Products decreased $7.0 million to $4.9 million, or 14.9% of sales, in the three months ended March 31, 2024, as compared to $11.9 million, or 24.1% of sales, in the three months ended March 31, 2023, primarily due to lower sales levels, which resulted in less favorable leveraging of fixed costs across our existing cost footprint.
Selling, general and administrative expenses within Specialty Products increased $0.2 million to $2.3 million, or 6.9% of sales, in the three months ended March 31, 2024, as compared to $2.1 million, or 4.3% of sales, in the three months ended March 31, 2023, due to $0.4 million higher information technology costs allocated from Corporate.
Operating profit within Specialty Products decreased $7.1 million to $2.6 million, or 8.0% of sales, in the three months ended March 31, 2024, as compared to $9.8 million, or 19.8% of sales, in the three months ended March 31, 2023, primarily due to lower sales levels, which resulted in less favorable leveraging of fixed costs across our existing cost footprint.

Corporate.    Corporate expenses, net consist of the following (dollars in millions):

	Three months ended March 31,
	2024	2023
Corporate operating expenses	$9.6	$12.5
Non-cash stock compensation	4.6	2.9
Legacy expenses	0.2	0.2
Corporate expenses	$14.4	$15.6
Corporate expenses decreased $1.2 million to $14.4 million for the three months ended March 31, 2024, from $15.6 million for the three months ended March 31, 2023, primarily due to $2.9 million lower professional fees as we incurred costs for business strategy and other consulting services in 2023 that did not repeat. Additionally, technology costs decreased $0.1 million as $2.2 million of technology costs allocated to our segments in the first quarter of 2024 was mostly offset by $1.0 million of higher costs in preparation for upgrades in certain of our information technology applications, and by other general increases in technology costs. We largely centralized our information technology costs in the first quarter of 2023. These decreases were partially offset by a $1.7 million increase in non-cash stock compensation, due to the accelerated vesting of certain awards, and higher employee-rated costs.

Liquidity and Capital Resources
Cash Flows
Cash flows used by operating activities were $3.7 million for the three months ended March 31, 2024, as compared to cash provided of $9.7 million for the three months ended March 31, 2023. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:
•For the three months ended March 31, 2024, the Company generated $29.9 million in cash flows, based on the reported net income of $5.1 million and after considering the effects of non-cash items related to depreciation, amortization, gain on dispositions of assets, changes in deferred income taxes, stock-based compensation, provision for losses on accounts receivables, and other operating activities. For the three months ended March 31, 2023, the Company generated $24.0 million in cash flows based on the reported net income of $4.9 million and after considering the effects of similar non-cash items, except for changes in provision for losses on accounts receivables.
•Increases in accounts receivable resulted in a use of cash of $16.2 million and $11.9 million for the three months ended March 31, 2024 and 2023, respectively. The increased use of cash for each of the three month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables remained consistent through the three months ended March 31, 2024, and increased by three days through the three months ended March 31, 2023.
•We increased our investment in inventory by $14.3 million for the three months ended March 31, 2024, while we increased our investment in inventory by $1.6 million for the three months ended March 31, 2023. Our days sales in inventory increased by one day through the three months ended March 31, 2024, as we continued to manage inventory levels, considering our supply needs, and balanced with sales growth within our Packaging and Aerospace segments. Our days sales in inventory decreased by two days through the three months ended March 31, 2023, primarily a result of moderating inventory levels with sales level.
•Decreases in prepaid expenses and other assets resulted in a source of cash of $0.5 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. These changes were primarily a result of the timing of payments made for income taxes and certain operating expenses.
•Decreases in accounts payable and accrued liabilities resulted in a use of cash of $3.7 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively. Days accounts payable on hand decreased by eight days through the three months ended March 31, 2024, while decreasing by three days through the three months ended March 31, 2023. Our days accounts payable on hand fluctuate primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms.
Net cash used for investing activities for the three months ended March 31, 2024 and 2023 was $13.1 million and $52.6 million, respectively. During the first three months of 2024, we invested $13.3 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects. We also received net proceeds of $0.1 million from disposition of property and equipment. During the first three months of 2023, we invested $14.8 million in capital expenditures and paid $37.8 million, net of cash acquired, to acquire Aarts.
Net cash provided by financing activities for the three months ended March 31, 2024 was $12.4 million and net cash used for financing activities for the three months ended March 31, 2023 was $17.3 million. During the three months ended March 31, 2024, we received net proceeds of $29.1 million from borrowings on our revolving credit facilities, purchased $13.3 million of outstanding common stock, used a net cash amount of $1.6 million related to our stock compensation arrangements, paid dividends of $1.7 million and paid $0.1 million related to other financing activities. Our reported net proceeds from borrowings on our revolving credit facilities considers the impact of foreign currency translation. During the three months ended March 31, 2023, we purchased $10.4 million of outstanding common stock, used a net cash amount of $2.3 million related to our stock compensation arrangements, paid dividends of $1.7 million, and paid $3.0 million related to liabilities assumed in our acquisition of Aarts.

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
On or after April 15, 2024, we may redeem all or part of the Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

Year	Percentage
2024	102.063%
2025	101.031%
2026 and thereafter	100.000%
For the three months ended March 31, 2024, our consolidated subsidiaries that do not guarantee the Senior Notes represented 30% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented 37% and 14% of the total guarantor and non-guarantor assets and liabilities, respectively, as of March 31, 2024, treating the guarantor and non-guarantor subsidiaries each as a consolidated group.
We are party to a credit agreement ("Credit Agreement") consisting of a $300.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies, subject to a $125.0 million sub limit, maturing on March 29, 2026. The Credit Agreement is subject to benchmark interest rates determined based on the currency denomination of borrowings, with British pound sterling borrowings subject to the Sterling Overnight Index Average and Euro borrowings to the Euro InterBank Offered Rate (“EURIBOR”), both plus a spread of 1.625%, and U.S. dollar borrowings subject to the Secured Overnight Financing Rate ("SOFR") plus a spread of 1.725%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date. Our revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate.
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

Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of March 31, 2024. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 2.59 to 1.00 at March 31, 2024. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of March 31, 2024. Our actual interest expense coverage ratio was 10.18 to 1.00 at March 31, 2024. At March 31, 2024, we were in compliance with our financial covenants.
The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended March 31, 2024 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended March 31, 2024
Net income	$40,590
Bank stipulated adjustments:
Interest expense	17,150
Income tax expense	10,970
Depreciation and amortization	58,430
Non-cash compensation expense(1)	11,300
Other non-cash expenses or losses	780
Non-recurring expenses or costs(2)	17,630
Effects of purchase accounting adjustments	2,790
Business and asset dispositions	410
Permitted acquisitions	240
Currency gains and losses	230
Consolidated Bank EBITDA, as defined	$160,520

	March 31, 2024
Total Indebtedness, as defined(3)	$415,110
Consolidated Bank EBITDA, as defined	160,520
Total net leverage ratio	2.59	x
Covenant requirement	4.00	x

Twelve Months Ended March 31, 2024
Interest expense	$17,150
Bank stipulated adjustments:
Interest income	(440)
Non-cash amounts attributable to amortization of financing costs	(940)
Total Consolidated Cash Interest Expense, as defined	$15,770

	March 31, 2024
Consolidated Bank EBITDA, as defined	$160,520
Total Consolidated Cash Interest Expense, as defined	15,770
Actual interest expense coverage ratio	10.18	x
Covenant requirement	3.00	x
_____________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to diligence and transaction costs, purchase accounting costs, severance, relocation, restructuring and curtailment expenses.
(3)    Includes $4.5 million of acquisition-related contingent consideration and $2.0 million of finance leases as of March 31, 2024.
At March 31, 2024, we had $29.0 million outstanding under our revolving credit facility and had $265.0 million potentially available after giving effect to $6.0 million of letters of credit issued and outstanding. At December 31, 2023, we had no amounts outstanding under our revolving credit facility and had $294.0 million potentially available after giving effect to $6.0 million of letters of credit issued and outstanding. Our letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of leverage restrictions contained in the Credit Agreement, as of March 31, 2024 and December 31, 2023, we had $227.0 million and $256.9 million, respectively, of borrowing capacity available for general corporate purposes.
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
Our weighted average borrowings during the first three months of 2024 approximated $422.9 million, compared to $403.0 million during the first three months of 2023, primarily due to borrowings made on our revolving credit facility.
In May 2021, we, through one of our non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4.0 million. The facility is guaranteed by TriMas Corporation. There were no borrowings on this loan facility as of March 31, 2024.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.
While the majority of our cash on hand as of March 31, 2024 is located outside of the U.S., given available funding under our revolving credit facility of $227.0 million at March 31, 2024 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future, as well as dividends and share repurchases.
We are subject to variable interest rates on our revolving credit facility, which is subject to a benchmark interest rate determined based on the currency denomination of borrowings. At March 31, 2024, the SOFR approximated 5.3% and the 1-Month EURIBOR approximated 3.9%. Based on our variable rate-based borrowings outstanding at March 31, 2024, a 1% increase in the per annum interest rate would increase our interest expense by $0.3 million annually.

In addition to our long-term debt, we have other cash commitments related to leases. The majority of our lease transactions are accounted for as operating leases, and annual rent expense for continuing operations related thereto approximated $14.9 million in 2023. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
As part of our first quarter 2023 acquisition of Aarts, we assumed a $2.9 million liability to a bank related to the advance funding of certain accounts receivable invoices. We terminated this arrangement, and repaid the outstanding balance, in March 2023.
In March 2020, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $250 million in the aggregate, an increase of $100 million from the prior authorization. In the three months ended March 31, 2024, we purchased 540,037 shares of our outstanding common stock for an aggregate purchase price of $13.3 million. Since the initial authorization through March 31, 2024, we have purchased 6,335,534 shares of our outstanding common stock for an aggregate purchase price of $176.4 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock and the payment of dividends, depending on market conditions, and other factors.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of March 31, 2024, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of $207.9 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 9, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
We are also subject to interest risk as it relates to our long-term debt. We have historically used interest rate swap agreements to fix the variable portion of our debt to manage this risk.
Common Stock
TriMas is listed in the NASDAQ Global Select Market. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On March 19, 2024, Moody's affirmed a Ba3 rating to our Senior Notes. See Note 8, "Long-term Debt" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also affirmed a Ba2 Corporate Family Rating and maintained its outlook as stable. On May 22, 2023, Standard & Poor's affirmed a BB- rating to our Senior Notes. Standard & Poor's also affirmed a BB corporate credit rating and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
In 2023, we proactively managed through demand weakness in certain of our packaging end markets and an imbalance of demand in sub-supply and labor in our aerospace businesses, which we believe are largely behind us as we progress through 2024. While some areas of demand volatility remain, such as in our Specialty Products segment, we remain optimistic about our future prospects as we see pockets of strength and the beginning of more steady and consistent demand in certain of our end markets. As these end markets continue to experience strong order intake, we will continue to increase capacity and address challenges to manufacturing throughput in order to support market demand.

We have seen a number of global market uncertainties stemming from the macro-economic environment in the past few years, including significant challenges in inflationary pressures, supply chain disruptions and labor availability, as well as significant volatility in our customers' sentiment and order patterns. While we expect a continued gradual demand recovery in certain of our consumer products and industrial markets and continued strength in our aerospace & defense market, we remain cautious of the impact of global market uncertainty into 2024, at least in the near-term. However, no matter the outcome of these factors, we expect to continue to mitigate, as much as practical, the impact of these challenges, executing on streamlining actions and taking other steps as necessary, to maintain our strong balance sheet and generate cash in support of our capital allocation strategy.
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
During the quarter ended March 31, 2024, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2023.

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
Evaluation of disclosure controls and procedures
As of March 31, 2024, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 12, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2023 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
January 1, 2024 to January 31, 2024	107,100	$24.99	107,100	$84.2
February 1, 2024 to February 29, 2024	90,000	$25.12	90,000	$82.0
March 1, 2024 to March 31, 2024	342,937	$24.46	342,937	$73.6
Total	540,037	$24.68	540,037	$73.6
__________________________
(1)     In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate from its previous authorization of $150 million. The increased authorization includes the value of shares already purchased under the previous authorization. Pursuant to this share repurchase program, during the three months ended March 31, 2024, the Company repurchased 540,037 shares of its common stock at a cost of $13.3 million. The share repurchase program is effective and has no expiration date.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

10.1	Form of Performance Stock Units Agreement - 2024 LTI - under the 2023 Equity and Incentive Compensation Plan.*
10.2	Form of Restricted Stock Units Agreement (Three-Year Ratable Vest) - 2024 LTI - under the 2023 Equity and Incentive Compensation Plan.*
10.3	Form of Restricted Stock Units Agreement (Board of Directors) (One-Year Vest) - 2024 LTI - under the 2023 Equity and Incentive Compensation Plan.*
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101	The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contracts and compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ SCOTT A. MELL

Date:	April 30, 2024	By:	Scott A. Mell Chief Financial Officer