Form 10-Q
period 2024-06-30
TRIMAS CORP
filed 2024-07-30
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	June 30, 2024
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 23, 2024, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 40,647,264 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$35,010	$34,890
Receivables, net of reserves of $5.0 million and $4.2 million as of June 30, 2024 and December 31, 2023, respectively	169,660	148,030
Inventories	208,620	192,450
Prepaid expenses and other current assets	25,610	22,010
Total current assets	438,900	397,380
Property and equipment, net	328,830	329,990
Operating lease right-of-use assets	39,700	43,220
Goodwill	360,370	363,770
Other intangibles, net	171,220	181,020
Deferred income taxes	10,870	10,230
Other assets	15,950	16,050
Total assets	$1,365,840	$1,341,660
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$90,650	$91,910
Accrued liabilities	57,150	59,640
Lease liabilities, current portion	7,890	7,900
Total current liabilities	155,690	159,450
Long-term debt, net	427,360	395,660
Lease liabilities	36,070	39,690
Deferred income taxes	26,950	23,290
Other long-term liabilities	43,840	40,620
Total liabilities	689,910	658,710
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 40,656,370 shares at June 30, 2024 and 41,202,110 shares at December 31, 2023	410	410
Paid-in capital	665,790	677,660
Retained earnings	16,870	4,230
Accumulated other comprehensive income (loss)	(7,140)	650
Total shareholders' equity	675,930	682,950
Total liabilities and shareholders' equity	$1,365,840	$1,341,660

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net sales	$240,500	$233,190	$467,600	$448,650
Cost of sales	(186,490)	(178,660)	(360,880)	(346,430)
Gross profit	54,010	54,530	106,720	102,220
Selling, general and administrative expenses	(36,160)	(34,470)	(76,430)	(72,170)
Operating profit	17,850	20,060	30,290	30,050
Other expense, net:
Interest expense	(5,220)	(3,970)	(10,150)	(7,670)
Other income (expense), net	40	160	(280)	90
Other expense, net	(5,180)	(3,810)	(10,430)	(7,580)
Income before income tax expense	12,670	16,250	19,860	22,470
Income tax expense	(1,730)	(5,230)	(3,780)	(6,540)
Net income	$10,940	$11,020	$16,080	$15,930
Basic earnings per share:
Net income per share	$0.27	$0.27	$0.39	$0.38
Weighted average common shares—basic	40,699,287	41,462,452	40,858,668	41,503,039
Diluted earnings per share:
Net income per share	$0.27	$0.26	$0.39	$0.38
Weighted average common shares—diluted	40,999,038	41,645,184	41,160,526	41,723,611

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$10,940	$11,020	$16,080	$15,930
Other comprehensive income (loss):
Defined benefit plans (Note 17)	30	750	50	770
Foreign currency translation	(5,440)	4,130	(8,950)	9,420
Derivative instruments (Note 10)	520	(890)	1,110	(2,750)
Total other comprehensive income (loss)	(4,890)	3,990	(7,790)	7,440
Total comprehensive income	$6,050	$15,010	$8,290	$23,370

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Six months ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$16,080	$15,930
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Loss on dispositions of assets	—	50
Depreciation	20,000	20,540
Amortization of intangible assets	8,430	9,200
Amortization of debt issue costs	480	460
Deferred income taxes	2,840	3,420
Non-cash compensation expense	6,420	6,180
Provision for losses on accounts receivable	860	—
Increase in receivables	(24,650)	(20,050)
(Increase) decrease in inventories	(18,310)	2,500
(Increase) decrease in prepaid expenses and other assets	(400)	1,210
Decrease in accounts payable and accrued liabilities	(1,210)	(14,060)
Other operating activities	4,130	810
Net cash provided by operating activities, net of acquisition impact	14,670	26,190
Cash Flows from Investing Activities:
Capital expenditures	(24,110)	(24,930)
Acquisition of businesses, net of cash acquired	—	(71,840)
Cross-currency swap terminations	(3,760)	—
Settlement of foreign currency exchange forward contract	3,760	—
Net proceeds from disposition of property and equipment	230	250
Net cash used for investing activities	(23,880)	(96,520)
Cash Flows from Financing Activities:
Proceeds from borrowings on revolving credit facilities	153,530	59,410
Repayments of borrowings on revolving credit facilities	(122,230)	(37,180)
Payments to purchase common stock	(16,850)	(13,090)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(1,560)	(2,590)
Dividends paid	(3,320)	(3,340)
Other financing activities	(240)	(3,070)
Net cash provided by financing activities	9,330	140
Cash and Cash Equivalents:
Increase (decrease) for the period	120	(70,190)
At beginning of period	34,890	112,090
At end of period	$35,010	$41,900
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,940	$7,050
Cash paid for taxes	$5,470	$8,120

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Six Months Ended June 30, 2024 and 2023
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2023	$410	$677,660	$4,230	$650	$682,950
Net income	—	—	5,140	—	5,140
Other comprehensive loss	—	—	—	(2,900)	(2,900)
Purchase of common stock	—	(13,240)	(80)	—	(13,320)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,560)	—	—	(1,560)
Non-cash compensation expense	—	4,570	—	—	4,570
Dividends declared	—	—	(1,660)	—	(1,660)
Balances, March 31, 2024	$410	$667,430	$7,630	$(2,250)	$673,220
Net income	—	—	10,940	—	10,940
Other comprehensive loss	—	—	—	(4,890)	(4,890)
Purchase of common stock	—	(3,490)	(40)	—	(3,530)
Non-cash compensation expense	—	1,850	—	—	1,850
Dividends declared	—	—	(1,660)	—	(1,660)
Balances, June 30, 2024	$410	$665,790	$16,870	$(7,140)	$675,930

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2022	$420	$696,160	$(36,130)	$(8,620)	$651,830
Net income	—	—	4,910	—	4,910
Other comprehensive income	—	—	—	3,450	3,450
Purchase of common stock	—	(10,400)	—	—	(10,400)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,310)	—	—	(2,310)
Non-cash compensation expense	—	2,940	—	—	2,940
Dividends declared	—	(1,660)	—	—	(1,660)
Balances, March 31, 2023	$420	$684,730	$(31,220)	$(5,170)	$648,760
Net income	—	—	11,020	—	11,020
Other comprehensive income	—	—	—	3,990	3,990
Purchase of common stock	(10)	(2,680)	—	—	(2,690)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(280)	—	—	(280)
Non-cash compensation expense	—	3,240	—	—	3,240
Dividends declared	—	(1,680)	—	—	(1,680)
Balances, June 30, 2023	$410	$683,330	$(20,200)	$(1,180)	$662,360

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
3. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
Customer Markets	2024	2023	2024	2023
Consumer Products	$106,980	$96,220	$210,560	$191,510
Aerospace & Defense	77,720	59,800	145,060	109,790
Industrial	55,800	77,170	111,980	147,350
Total net sales	$240,500	$233,190	$467,600	$448,650
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
5. Acquisitions
2023 Acquisitions
On April 21, 2023, the Company acquired Weldmac Manufacturing Company ("Weldmac") for a purchase price of $34.0 million, with additional contingent consideration ranging from zero to $10 million based on achievement of earnings targets, as defined in the purchase agreement. The fair value of assets acquired and liabilities assumed included $23.7 million of property and equipment, $20.3 million of net working capital and $10 million of contingent consideration liability, with such estimate representing the Company's best estimate of fair value of contingent consideration based on Level 3 inputs under the fair value hierarchy, as defined. Located in El Cajon, California, and reported in the Company's Aerospace segment, Weldmac is a designer and manufacturer of complex metal fabricated components and assemblies predominantly for the aerospace, defense and space launch end markets and historically generated $33 million in annual revenue. On July 10, 2023, the Company made a cash payment of $5.5 million as additional consideration for the purchase of Weldmac based on achievement of earnings targets, as defined in the purchase agreement. The remaining possible contingent consideration ranges from zero to $4.5 million, based on achievement of 2023 earnings targets, as defined in the purchase agreement. The Company expects to resolve the remaining contingent consideration matter in third quarter 2024.
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
6. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2024 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2023	$287,350	$69,860	$6,560	$363,770
Foreign currency translation and other	(3,170)	(230)	—	(3,400)
Balance, June 30, 2024	$284,180	$69,630	$6,560	$360,370

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Other Intangible Assets
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of June 30, 2024		As of December 31, 2023
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$140,120	$(92,270)	$141,260	$(89,020)
Customer relationships, 15 – 25 years	129,590	(83,660)	129,830	(80,600)
Total customer relationships	269,710	(175,930)	271,090	(169,620)
Technology and other, 1 – 15 years	56,880	(43,230)	56,970	(41,850)
Technology and other, 17 – 30 years	43,300	(40,900)	43,300	(40,730)
Total technology and other	100,180	(84,130)	100,270	(82,580)
Indefinite-lived intangible assets:
Trademark/Trade names	61,390	—	61,860	—
Total other intangible assets	$431,280	$(260,060)	$433,220	$(252,200)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Technology and other, included in cost of sales	$870	$800	$1,660	$1,610
Customer relationships, included in selling, general and administrative expenses	3,350	3,810	6,770	7,590
Total amortization expense	$4,220	$4,610	$8,430	$9,200
7. Inventories
Inventories consist of the following components (dollars in thousands):

	June 30, 2024	December 31, 2023
Finished goods	$88,810	$82,300
Work in process	59,920	51,990
Raw materials	59,890	58,160
Total inventories	$208,620	$192,450

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
8. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	June 30, 2024	December 31, 2023
Land and land improvements	$32,690	$32,840
Buildings	98,730	99,230
Machinery and equipment	511,640	502,090
	643,060	634,160
Less: Accumulated depreciation	314,230	304,170
Property and equipment, net	$328,830	$329,990
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Depreciation expense, included in cost of sales	$9,740	$11,510	$19,490	$20,070
Depreciation expense, included in selling, general and administrative expenses	280	270	510	470
Total depreciation expense	$10,020	$11,780	$20,000	$20,540
9. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	June 30, 2024	December 31, 2023
4.125% Senior Notes due April 2029	$400,000	$400,000
Credit Agreement	31,230	—
Debt issuance costs	(3,870)	(4,340)
Long-term debt, net	$427,360	$395,660
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
At June 30, 2024, the Company had $31.2 million outstanding under its revolving credit facility and had $262.8 million potentially available after giving effect to $6.0 million of letters of credit issued and outstanding. At December 31, 2023, the Company had no amounts outstanding under its revolving credit facility and had $294.0 million potentially available after giving effect to $6.0 million of letters of credit issued and outstanding. After consideration of leverage restrictions contained in the Credit Agreement, as of June 30, 2024 and December 31, 2023, the Company had $197.5 million and $256.9 million, respectively, of borrowing capacity available for general corporate purposes.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement. The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under any accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At June 30, 2024, the Company was in compliance with its financial covenants contained in the Credit Agreement.
Other Revolving Loan Facility
In May 2021, the Company, through one of its non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings outstanding on this loan facility as of June 30, 2024 and December 31, 2023.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.125% Senior Notes due April 2029	$400,000	$365,000	$400,000	$364,000
Revolving credit facility	31,230	31,230	—	—
10. Derivative Instruments
Derivatives Designated as Hedging Instruments
The Company uses cross-currency swap contracts to hedge its net investment in Euro-denominated assets against future volatility in the exchange rate between the U.S. dollar and the Euro. By doing so, the Company synthetically converts a portion of its U.S. dollar-based long-term debt into Euro-denominated long-term debt.
In June 2024, the Company entered into a cross-currency swap agreement effective as of June 27, 2024, with a notional amount of $75.0 million and a contract period end date of October 15, 2027. Under the terms of the agreement, the Company is to receive net interest payments at a fixed rate of approximately 1.43% of the notional amount. At inception, the cross-currency swap was designated as a net investment hedge.
In February 2024, the Company entered into a cross-currency swap agreement effective as of April 15, 2024, with a notional amount of $75.0 million and a contract period end date of April 15, 2029. Under the terms of the agreement, the Company is to receive net interest payments at a fixed rate of approximately 1.06% of the notional amount. At inception, the cross-currency swap was designated as a net investment hedge. At designation, the cross currency swap had an inception date non-zero fair value equal to a $4.9 million liability, which offset the inception date non-zero fair value of a $75.0 million foreign currency exchange forward contract entered into on the same date. The non-zero fair value of the cross currency swap was recognized in other income (expense), net in the consolidated statement of income during the six months ended June 30, 2024.
In February 2024, immediately prior to entering into the new cross-currency swap agreement, the Company voluntarily discontinued hedge accounting for its existing cross-currency swap agreement, de-designating the swap as a net investment hedge. The de-designated agreement had a notional amount of $75.0 million and a contract period end date of April 15, 2024. Under the terms of the agreement, the Company received net interest payments at a fixed rate of approximately 2.4% of the notional amount. At contract settlement, the cross currency swap agreement had a fair value equal to a $3.8 million liability, which was offset by the settlement of the $75.0 million foreign currency exchange forward contract that ended on the same date, both of which were classified as an investing activity in the accompanying consolidated statement of cash flows.
As of June 30, 2024 and December 31, 2023, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Caption	June 30, 2024	December 31, 2023
Net Investment Hedges
Cross-currency swaps	Accrued liabilities	$—	$(6,510)
Cross-currency swaps	Other long-term liabilities	(5,320)	—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the income recognized in accumulated other comprehensive income (loss) ("AOCI") on derivative contracts designated as hedging instruments as of June 30, 2024 and December 31, 2023, and the amounts reclassified from AOCI into earnings for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
	As of June 30, 2024	As of December 31, 2023	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Three months ended June 30,		Six months ended June 30,
				2024	2023	2024	2023
Net Investment Hedges
Cross-currency swaps	$14,370	$13,260	Other income (expense), net	$—	$—	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.
Derivatives Not Designated as Hedging Instruments
As of June 30, 2024, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of $139.5 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, Canadian dollar, Chinese yuan, and the Mexican peso, as well as between the Euro and British pound, and have various settlement dates through September 2024. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of income.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of income (dollars in thousands):

		Amount of Income (Loss) Recognized in Earnings on Derivatives
		Three months ended June 30,		Six months ended June 30,
	Location of Income (Loss) Recognized in Earnings on Derivatives	2024	2023	2024	2023
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$1,800	$(50)	$3,510	$(810)
Cross-currency swaps	Other income (expense), net	1,110	—	810	—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Cross-currency swaps	Recurring	$(5,320)	$—	$(5,320)	$—
Foreign exchange contracts	Recurring	$110	$—	$110	$—
December 31, 2023
Cross-currency swaps	Recurring	$(6,510)	$—	$(6,510)	$—
Foreign exchange contracts	Recurring	$(140)	$—	$(140)	$—
11. Leases
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
Supplemental balance sheet information related to the Company's leases are shown below (dollars in thousands):

	Balance Sheet Location	June 30, 2024	December 31, 2023
Assets
Operating leases	Operating lease right-of-use assets	$39,700	$43,220
Finance leases	Property and equipment, net (a)	2,300	2,470
Total lease assets		$42,000	$45,690
Liabilities
Current:
Operating leases	Lease liabilities, current portion	$7,420	$7,410
Finance leases	Lease liabilities, current portion	470	490
Long-term:
Operating leases	Lease liabilities	34,630	37,980
Finance leases	Lease liabilities	1,440	1,710
Total lease liabilities		$43,960	$47,590
__________________________
(a)     Finance leases were recorded net of accumulated depreciation of $0.3 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The components of lease expense are as follows (dollars in thousands):

		Three months ended June 30,		Six months ended June 30,
	Statement of Income Location	2024	2023	2024	2023
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$2,560	$3,140	$4,840	$5,720
Finance lease cost:
Depreciation of lease assets	Cost of sales	50	60	110	100
Interest on lease liabilities	Interest expense	20	20	30	30
Short-term, variable and other lease costs	Cost of sales and Selling, general and administrative expenses	1,060	840	2,150	1,480
Total lease cost		$3,690	$4,060	$7,130	$7,330
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)	Finance Leases(a)
2024 (excluding the six months ended June 30, 2024)	$4,520	$260
2025	8,470	520
2026	8,740	590
2027	7,520	690
2028	5,580	—
Thereafter	12,830	—
Total lease payments	47,660	2,060
Less: Imputed interest	(5,610)	(150)
Present value of lease liabilities	$42,050	$1,910
__________________________
(a)     The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
Other information related to the Company's leases are as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,320	$2,630	$4,680	$5,220
Operating cash flows from finance leases	20	20	30	30
Financing cash flows from finance leases	120	120	240	200
Lease assets obtained in exchange for new lease liabilities:
Operating leases	80	—	950	4,780
Finance leases	—	—	—	2,620
The weighted-average remaining lease term of the Company's operating leases and finance leases as of June 30, 2024 is 6.1 years and 3.1 years, respectively. The weighted-average discount rate for the operating leases and finance leases as of June 30, 2024 is 4.1% and 2.6%, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
12. Other Long-term liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	June 30, 2024	December 31, 2023
Non-current asbestos-related liabilities	$22,540	$23,880
Other long-term liabilities	21,300	16,740
Total other long-term liabilities	$43,840	$40,620
13. Commitments and Contingencies
Asbestos
As of June 30, 2024, the Company was a party to 474 pending cases involving an aggregate of 4,892 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by its former Lamons division and certain other related subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Six Months Ended June 30, 2024	4,863	129	80	20	4,892	$21,600	$886,000
Fiscal Year Ended December 31, 2023	4,798	261	160	36	4,863	$15,465	$1,920,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,892 claims pending at June 30, 2024, 36 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At June 30, 2024, of the 36 claims that set forth specific amounts, there were no claims seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	4	32
Relatively few claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 30 years ago, have been $13.5 million. All relief sought in the asbestos cases is monetary in nature. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company records a liability for asbestos-related claims, which includes both known and unknown claims, based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity.
In the fourth quarter of 2022, the Company commissioned its actuary to update the study, based on data as of September 30, 2022, which yielded a range of possible future liability of $29.6 million to $39.5 million. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore increased the liability estimate to $29.6 million, at the low-end of the range. As of June 30, 2024 and December 31, 2023, the Company’s total asbestos-related liability was $25.2 million and $26.6 million, respectively, and is included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.
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
Packaging – TriMas' Packaging segment consists primarily of the Rieke, Affaba & Ferrari, Taplast, Rapak, Plastic Srl, Aarts Packaging, Intertech and Omega brands. TriMas Packaging develops and manufactures a broad array of dispensing products (such as foaming pumps, lotion, hand soap and sanitizer pumps, beverage dispensers, perfume sprayers, nasal sprayers and trigger sprayers), polymeric and steel caps and closures (such as food lids, flip-top closures, child resistant caps, beverage closures, fragrance and cosmetic caps, drum and pail closures, and flexible spouts), polymeric jar products, fully integrated dispensers for fill-ready bag-in-box applications, and consumable vascular delivery and diagnostic test components, all for a variety of consumer products submarkets including, but not limited to, beauty and personal care, food and beverage, home care, and life sciences, including but not limited to pharmaceutical, nutraceutical and medical, as well as industrial markets (including agricultural).

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Aerospace – TriMas' Aerospace segment, which includes the Monogram Aerospace Fasteners, Allfast Fastening Systems, Mac Fasteners, TFI Aerospace, RSA Engineered Products, Martinic Engineering and Weldmac Manufacturing Company brands, develops, qualifies and manufactures highly-engineered, precision fasteners, tubular products and assemblies for fluid conveyance, and machined products and assemblies to serve the aerospace and defense market.
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
Segment activity is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net Sales
Packaging	$131,930	$117,320	$258,950	$233,540
Aerospace	77,720	59,800	145,060	109,790
Specialty Products	30,850	56,070	63,590	105,320
Total	$240,500	$233,190	$467,600	$448,650
Operating Profit (Loss) and Income Before Income Tax Expense
Segment operating profit
Packaging	$18,020	$17,280	$35,130	$31,670
Aerospace	10,430	2,630	17,560	4,060
Specialty Products	580	12,100	3,190	21,850
Segment operating profit	29,030	32,010	55,880	57,580
Corporate (a)	(11,180)	(11,950)	(25,590)	(27,530)
Total operating profit	17,850	20,060	30,290	30,050
Interest expense	(5,220)	(3,970)	(10,150)	(7,670)
Other income (expense), net	40	160	(280)	90
Income before income tax expense	$12,670	$16,250	$19,860	$22,470
__________________________
(a)     Corporate consists of the corporate office and related corporate activities. Corporate expenses primarily include compensation, benefits, professional services, information technology and other administrative costs. Corporate expenses reconcile reportable segment information to the consolidated totals.
15. Equity Awards
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the six months ended June 30, 2024:
•Granted 281,405 RSUs to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company;
•Granted 32,544 RSUs to its non-employee independent directors, which fully vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date;
•Issued 55 RSUs to certain employees related to dividend equivalent rights on existing equity awards; and
•Issued 2,267 RSUs related to director fee deferrals as certain of the Company's directors elected to defer all or a portion of their director fees and to receive the amount in Company common stock at a future date.

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
Information related to RSUs at June 30, 2024 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	691,836	$30.97
Granted	425,911	24.86
Vested	(187,650)	30.52
Cancelled	(79,215)	33.62
Outstanding at June 30, 2024	850,882	$27.76	1.5	$21,748,544
As of June 30, 2024, there was $8.0 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 2.2 years.
RSUs granted to employees who are eligible for retirement on the date of the grant are expensed immediately, and RSUs granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible since these awards vest upon retirement from the Company. Compensation expense for RSUs granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. The Company recognized stock-based compensation expense related to RSUs of $1.9 million and $3.2 million during the three months ended June 30, 2024 and 2023, respectively, and $6.4 million and $6.2 million during the six months ended June 30, 2024 and 2023, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
16. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to RSUs. The following table summarizes the dilutive effect of RSUs on common stock for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Weighted average common shares—basic	40,699,287	41,462,452	40,858,668	41,503,039
Dilutive effect of restricted stock units	299,751	182,732	301,858	220,572
Weighted average common shares—diluted	40,999,038	41,645,184	41,160,526	41,723,611

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate. In the three and six months ended June 30, 2024, the Company purchased 131,900 and 671,937 shares of its outstanding common stock for $3.5 million and $16.9 million, respectively. During the three and six months ended June 30, 2023, the Company purchased 101,020 and 451,882 shares of its outstanding common stock for $2.7 million and $13.1 million, respectively. As of June 30, 2024, the Company had $70.1 million remaining under the repurchase authorization.
Holders of common stock are entitled to dividends at the discretion of the Company's Board of Directors. In 2021, the Company's Board of Directors declared the first dividend since the Company's initial public offering in 2007. During the three and six months ended June 30, 2024, the Company's cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.7 million and $3.3 million, respectively. In the three and six months ended June 30, 2023, the Company's cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.7 million and $3.3 million, respectively.
17. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost (income) are as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Service costs	$130	$120	$260	$240
Interest costs	330	310	660	630
Expected return on plan assets	(510)	(520)	(1,020)	(1,050)
Settlement and curtailment losses	—	1,020	—	1,020
Amortization of net loss	40	40	90	70
Net periodic benefit cost (income)	$(10)	$970	$(10)	$910
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
The Company contributed $0.3 million and $0.5 million to its defined benefit pension plans during the three and six months ended June 30, 2024, respectively. The Company expects to contribute $1.2 million to its defined benefit pension plans for the full year 2024.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
18. Other Comprehensive Income (Loss)
Changes in AOCI by component for the six months ended June 30, 2024 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2023	$(5,730)	$13,260	$(6,880)	$650
Net unrealized gains (losses) arising during the period (a)	—	1,110	(8,950)	(7,840)
Less: Net realized losses reclassified to net income	(50)	—	—	(50)
Net current-period other comprehensive income (loss)	50	1,110	(8,950)	(7,790)
Balance, June 30, 2024	$(5,680)	$14,370	$(15,830)	$(7,140)
__________________________
(a)     Derivative instruments, net of income tax of $0.4 million. See Note 10, "Derivative Instruments," for further details.
Changes in AOCI by component for the six months ended June 30, 2023 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2022	$(5,380)	$15,320	$(18,560)	$(8,620)
Net unrealized gains (losses) arising during the period (a)	—	(2,750)	9,420	6,670
Less: Net realized losses reclassified to net income (b)	(770)	—	—	(770)
Net current-period other comprehensive income (loss)	770	(2,750)	9,420	7,440
Balance, June 30, 2023	$(4,610)	$12,570	$(9,140)	$(1,180)
__________________________
(a)     Derivative instruments, net of income tax of $0.9 million. See Note 10, "Derivative Instruments," for further details.
(b)     Defined benefit plans, net of income tax of $0.3 million. See Note 17, "Defined Benefit Plans," for further details.
19. Income Taxes
The effective income tax rate for the three months ended June 30, 2024 and 2023 was 13.7% and 32.2%, respectively. The Company recorded income tax expense of $1.7 million and $5.2 million for the three months ended June 30, 2024 and 2023, respectively. The effective tax rate for the three months ended June 30, 2024 was lower than in the prior year period primarily due to the recognition of approximately $1.4 million of tax benefit related to foreign tax loss carryforwards and a decrease in losses in jurisdictions where no tax benefit could be recorded.
The effective income tax rate for the six months ended June 30, 2024 and 2023 was 19.0% and 29.1%, respectively. The Company recorded income tax expense of $3.8 million and $6.5 million for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate for the six months ended June 30, 2024 was lower than in the prior year period primarily due to the recognition of approximately $1.4 million of tax benefit related to foreign tax loss carryforwards and a decrease in losses in jurisdictions where no tax benefit could be recorded.
20. Subsequent Events
On July 23, 2024, the Company announced that its Board of Directors had declared a cash dividend of $0.04 per share of TriMas Corporation common stock, which will be payable on August 13, 2024 to shareholders of record as of the close of business on August 6, 2024.

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
Overall, our second quarter 2024 net sales increased $7.3 million, or 3.1%, compared to second quarter 2023. We experienced organic growth of 13.0% and 27.6% within our Packaging and Aerospace segments, respectively, as well as growth from acquisitions of 2.4% within our Aerospace segment for our second quarter 2024 compared to second quarter 2023. These increases were partially offset by significant decreases in demand in our Specialty Products segment, resulting in 45.0% lower sales in our Specialty Products segment as compared to the prior year quarter.
The most significant drivers affecting our financial results in second quarter 2024 compared with second quarter 2023, other than as directly impacted by sales changes, were the impact of our recent acquisitions and increased input costs, including expedited freight within our Packaging segment, improved material availability within our Aerospace segment, and a decrease in our effective tax rate.

In April 2023, we acquired Weldmac Manufacturing Company ("Weldmac"), a designer and manufacturer of complex metal fabricated components and assemblies predominantly for the aerospace, defense and space launch end markets for a purchase price of $34.0 million, with additional consideration of $5.5 million paid in July 2023 and remaining contingent consideration ranging from zero to $4.5 million based on achievement of 2023 earnings targets, as defined in the purchase agreement. We expect to resolve the remaining contingent consideration matter in third quarter 2024. Weldmac, which is reported in our Aerospace segment, is located in El Cajon, California. Weldmac contributed $1.4 million of acquisition-related net sales growth during second quarter 2024.
During first quarter 2024, one of our customers in our Packaging segment abruptly increased their orders, requiring us to incur certain incremental input costs to timely fulfill certain of the customer's orders, for which some of these costs carried into second quarter 2024.
The effective income tax rate for second quarter 2024 was 13.7% as compared to 32.2% for second quarter 2023. The effective tax rate for second quarter 2024 was lower than in the prior year primarily due to the recognition of approximately $1.4 million of tax benefit related to foreign tax loss carryforwards and a decrease in losses in jurisdictions where no tax benefit could be recorded.
Additional Key Risks that May Affect Our Reported Results
We have executed meaningful realignment actions over the past few years to address variable and structural costs where demand has fallen. We will continue to assess and take further actions if required. However, as a result of the current period of macroeconomic inflation and uncertainty and the potential impact of such factors to our future results of operations, as well as if there is an impact to TriMas' overall performance and market capitalization, we may record additional cash and non-cash charges related to further realignment actions, asset impairments, including impairments to our goodwill, intangible assets, fixed assets, inventory or customer receivable account balances.
Despite the potential for declines in future demand levels and results of operations, at present, we believe our capital structure is in a strong position. We have sufficient cash and available liquidity under our revolving credit facility to meet our debt service obligations, capital expenditure requirements and other short-term and long-term obligations for the foreseeable future.
Critical factors affecting our ability to succeed include: our ability to generate organic growth through product development, cross-selling and extending product-line offerings, and our ability to quickly and cost-effectively introduce and successfully launch new products; our ability to acquire and integrate companies or products that supplement existing product lines, add adjacent distribution channels and new customers, or expand our geographic coverage; our ability to manage our cost structure more efficiently via supply chain management, internal sourcing and/or purchasing of materials, selective outsourcing and/or purchasing of support functions, working capital management, and greater leverage of our administrative functions; and our ability to absorb, or recover via commercial actions, inflationary or other cost increases.
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
We are sensitive to price movements and availability of our raw materials supply. Our largest raw material purchases are for polypropylene, polyethylene, steel, aluminum, superalloys (such as titanium, A286 stainless steel and Inconel) and other oil and metal-based purchased components, the costs for each of which are subject to volatility. There has also been some volatility over the past two years as a direct and indirect result of foreign trade policy, where tariffs on certain of our commodity-based products sourced from Asia have been instituted, the conflict in Eastern Europe, creating certain input material shortages, and labor shortages at certain of our raw material suppliers. We will continue to take actions to mitigate such increases, including implementing commercial pricing adjustments, holding extra inventories and resourcing to alternate suppliers and insourcing of previously sourced products. Although we believe we are generally able to mitigate the impact of higher commodity costs over time, we may experience additional material costs and disruptions in supply in the future and may not be able to pass along higher costs to our customers in the form of price increases or otherwise mitigate the impacts to our operating results.
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

Oil-based commodity costs are a significant driver of raw materials and purchased components used within our Packaging segment. As such, an increase in crude oil or natural gas often is a precursor to rising input polymeric raw material costs, for which we may experience a contractual commercial recovery lag. Separately, our Arrow Engine business in our Specialty Products segment is sensitive to the demand for natural gas and crude oil predominantly in the United States. For example, demand for engine, pump jack and compressor products are impacted by active oil and gas rig counts and wellhead investment activities.
Each year, as a core tenet of the TriMas Business Model, our businesses target cost savings from Kaizen (continuous improvement) initiatives in an effort to reduce, or otherwise offset, the impact of increased input and conversion costs through increased throughput and yield rates, with a goal of at least covering inflationary and market cost increases. In addition, we continuously review our operating cost structures to ensure alignment with current market demand.
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In 2020, our Board of Directors increased the authorization of share repurchases to a cumulative amount of $250 million. During second quarter 2024, we purchased 131,900 shares of our outstanding common stock for an aggregate purchase price of $3.5 million. As of June 30, 2024, we had $70.1 million remaining under the repurchase authorization.
In addition, in second quarter 2024, we declared dividends of $0.04 per share of common stock and paid dividends of $1.7 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, as well as dividends, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	Three months ended June 30,
	2024	As a Percentage of Net Sales	2023	As a Percentage of Net Sales
Net Sales
Packaging	$131,930	54.9%	$117,320	50.3%
Aerospace	77,720	32.3%	59,800	25.6%
Specialty Products	30,850	12.8%	56,070	24.1%
Total	$240,500	100.0%	$233,190	100.0%
Gross Profit
Packaging	$32,110	24.3%	$29,120	24.8%
Aerospace	19,290	24.8%	10,920	18.3%
Specialty Products	2,610	8.5%	14,490	25.8%
Total	$54,010	22.5%	$54,530	23.4%
Selling, General and Administrative Expenses
Packaging	$14,090	10.7%	$11,840	10.1%
Aerospace	8,860	11.4%	8,290	13.9%
Specialty Products	2,030	6.6%	2,390	4.3%
Corporate	11,180	N/A	11,950	N/A
Total	$36,160	15.0%	$34,470	14.8%
Operating Profit (Loss)
Packaging	$18,020	13.7%	$17,280	14.7%
Aerospace	10,430	13.4%	2,630	4.4%
Specialty Products	580	1.9%	12,100	21.6%
Corporate	(11,180)	N/A	(11,950)	N/A
Total	$17,850	7.4%	$20,060	8.6%
Depreciation
Packaging	$6,890	5.2%	$8,710	7.4%
Aerospace	2,010	2.6%	2,090	3.5%
Specialty Products	1,070	3.5%	950	1.7%
Corporate	50	N/A	30	N/A
Total	$10,020	4.2%	$11,780	5.1%
Amortization
Packaging	$1,650	1.3%	$1,620	1.4%
Aerospace	2,570	3.3%	2,880	4.8%
Specialty Products	—	—%	110	0.2%
Corporate	—	N/A	—	N/A
Total	$4,220	1.8%	$4,610	2.0%
The following table summarizes detail on the year-over-year sales growth percentages for our reportable segments for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023:

	Second Quarter 2024 vs. Second Quarter 2023
	Organic	Acquisitions	Foreign Exchange	Total
Consolidated TriMas Corporation	2.8%	0.6%	(0.3)%	3.1%
Packaging	13.0%	—%	(0.5)%	12.5%
Aerospace	27.6%	2.4%	—%	30.0%
Specialty Products	(45.0)%	—%	—%	(45.0)%

The following table summarizes financial information for our reportable segments for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six months ended June 30,
	2024	As a Percentage of Net Sales	2023	As a Percentage of Net Sales
Net Sales
Packaging	$258,950	55.4%	$233,540	52.0%
Aerospace	145,060	31.0%	109,790	24.5%
Specialty Products	63,590	13.6%	105,320	23.5%
Total	$467,600	100.0%	$448,650	100.0%
Gross Profit
Packaging	$64,370	24.9%	$56,360	24.1%
Aerospace	34,860	24.0%	19,500	17.8%
Specialty Products	7,490	11.8%	26,360	25.0%
Total	$106,720	22.8%	$102,220	22.8%
Selling, General and Administrative Expenses
Packaging	$29,240	11.3%	$24,690	10.6%
Aerospace	17,300	11.9%	15,440	14.1%
Specialty Products	4,300	6.8%	4,510	4.3%
Corporate	25,590	N/A	27,530	N/A
Total	$76,430	16.3%	$72,170	16.1%
Operating Profit (Loss)
Packaging	$35,130	13.6%	$31,670	13.6%
Aerospace	17,560	12.1%	4,060	3.7%
Specialty Products	3,190	5.0%	21,850	20.7%
Corporate	(25,590)	N/A	(27,530)	N/A
Total	$30,290	6.5%	$30,050	6.7%
Depreciation
Packaging	$13,820	5.3%	$14,660	6.3%
Aerospace	4,010	2.8%	3,950	3.6%
Specialty Products	2,080	3.3%	1,870	1.8%
Corporate	90	N/A	60	N/A
Total	$20,000	4.3%	$20,540	4.6%
Amortization
Packaging	$3,290	1.3%	$3,180	1.4%
Aerospace	5,140	3.5%	5,790	5.3%
Specialty Products	—	—%	230	0.2%
Corporate	—	N/A	—	N/A
Total	$8,430	1.8%	$9,200	2.1%
The following table summarizes detail on the year-over-year sales growth percentages for our reportable segments for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023:

	Year to Date Second Quarter 2024 vs. Year to Date Second Quarter 2023
	Organic	Acquisitions	Foreign Exchange	Total
Consolidated TriMas Corporation	0.7%	3.4%	0.1%	4.2%
Packaging	9.6%	1.2%	0.1%	10.9%
Aerospace	20.4%	11.7%	—%	32.1%
Specialty Products	(39.6)%	—%	—%	(39.6)%

Results of Operations
The principal factors impacting us during the three months ended June 30, 2024, compared with the three months ended June 30, 2023, were:
•Increases in demand for products within our Packaging and Aerospace segments;
•Significant demand decrease in our Specialty Products segment;
•Improved material availability and resulting production efficiencies in our Aerospace segment;
•A decrease in our effective tax rate in second quarter 2024 compared with second quarter 2023; and
•The impact of recent acquisitions, primarily Weldmac.

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Overall, net sales increased $7.3 million, or 3.1%, to $240.5 million for the three months ended June 30, 2024, as compared with $233.2 million in the three months ended June 30, 2023. Acquisition-related sales growth was $1.4 million from our April 2023 acquisition of Weldmac. Organic sales, excluding the impact of currency exchange and acquisitions, increased $6.5 million, or 2.8%, as organic sales increases of 13.0% and 27.6% within our Packaging and Aerospace segments, respectively, were partially offset by a 45.0% sales decrease in our Specialty Products segment. In addition, net sales decreased by $0.6 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of the strengthening of the U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 22.5% and 23.4% for the three months ended June 30, 2024 and 2023, respectively. Gross profit margin decreased primarily due to lower sales compared to second quarter of 2023 and related less favorable leveraging of fixed costs within our Specialty Products segment and increased input costs, including expedited freight, in our Packaging segment. In addition, the prior year quarter benefited from a successful $2.6 million commercial settlement in our Packaging segment. These decreases were partially offset by higher sales levels and the impact of purchase accounting inventory step-up amortization in the second quarter of 2023 that did not repeat within our Packaging and Aerospace segments. Additionally, gross profit increased due to improved fixed cost absorption, reduced material availability constraints, and a more favorable product sales mix within our Aerospace segment. Gross profit further increased due to the impact of structural cost reduction efforts as well as the impact of realignment costs in the second quarter of 2023 that did not repeat within our Packaging segment.
Operating profit margin (operating profit as a percentage of sales) approximated 7.4% and 8.6% for the three months ended June 30, 2024 and 2023, respectively. Operating profit decreased $2.2 million to $17.9 million in the three months ended June 30, 2024, from $20.1 million for the three months ended June 30, 2023, primarily due to lower sales levels and less favorable leveraging of fixed costs within our Specialty Products segment. Additionally, operating profit decreased due predominantly to increased input costs, including expedited freight, production inefficiencies, as well as the year-over-year impact of a successful $2.6 million commercial settlement in the second quarter of 2023 in our Packaging segment which did not repeat, and higher technology costs in preparation for upgrades in certain of our information technology applications. The decreases were partially offset by higher sales levels and the impact of purchase accounting inventory step-up amortization in the second quarter of 2023 that did not repeat within our Packaging and Aerospace segments. Operating profit also increased due to improved fixed cost absorption, reduced material availability constraints and a more favorable product sales mix within our Aerospace segment. Operating profit further increased due to the impact of realignment costs in the second quarter of 2023 that did not repeat and the favorable impact of structural cost reduction efforts within our Packaging segment.
Interest expense increased $1.3 million, to $5.2 million for the three months ended June 30, 2024, compared to $4.0 million for the three months ended June 30, 2023, due to an increase in our weighted average borrowings and a higher effective interest rate as a result of increased borrowings from our revolving credit facility.
Other income (expense) decreased $0.1 million to $0.1 million of income for the three months ended June 30, 2024, as compared to $0.2 million for the three months ended June 30, 2023, primarily due to a decrease in foreign currency transaction gains, partially offset by a non-cash settlement charge for our Canadian defined benefit obligations and miscellaneous other income in second quarter of 2023 that did not repeat.

The effective income tax rate for the three months ended June 30, 2024 and 2023 was 13.7% and 32.2%, respectively. We recorded income tax expense of $1.7 million and $5.2 million for the three months ended June 30, 2024 and 2023, respectively. The effective tax rate for the three months ended June 30, 2024 was lower than in the prior year primarily due to the recognition of approximately $1.4 million of tax benefit related to foreign tax loss carryforwards and a decrease in losses in jurisdictions where we do not recognize a tax benefit.
Net income decreased $0.1 million, to $10.9 million for the three months ended June 30, 2024, as compared to $11.0 million for the three months ended June 30, 2023. The decrease was primarily the result of a decrease in operating profit of $2.2 million, an increase in interest expense of $1.3 million, and a decrease in other income of $0.1 million, partially offset by a decrease in income tax expense of $3.5 million.
See below for a discussion of operating results by segment.
Packaging. Net sales increased $14.6 million, or 12.5% (of which 13.0% was organic and (0.5)% was foreign currency exchange), to $131.9 million in the three months ended June 30, 2024, as compared to $117.3 million in the three months ended June 30, 2023. Sales of dispensing products used primarily for personal care and home care applications increased by $9.6 million. Sales of products used for Packaging's industrial applications increased by $3.9 million. These increases were partially offset by a decrease, as compared to prior year quarter, in sales of products used in food and beverage applications, primarily due to reduced demand for dairy applications in North America and certain closure applications in Europe as a large customer begins to cut over to a new product design from our Packaging group. Net sales decreased by $0.6 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of the strengthening of the U.S. dollar relative to foreign currencies, as compared to second quarter 2023.
Gross profit increased $3.0 million to $32.1 million, or 24.3% of sales, in the three months ended June 30, 2024, as compared to $29.1 million, or 24.8% of sales, in the three months ended June 30, 2023, primarily due to higher sales levels, the favorable impact of prior year cost reduction efforts, and the impact of $3.3 million of realignment costs and $0.4 million of purchase accounting inventory step-up amortization in the second quarter of 2023 that did not repeat in the second quarter of 2024. Gross profit margin decreased due to a successful $2.6 million commercial settlement in the second quarter of 2023 that did not repeat, increased input costs, including expedited freight, production inefficiencies, and higher costs related to high demand for certain product lines.
Selling, general and administrative expenses increased $2.3 million to $14.1 million, or 10.7% of sales, in the three months ended June 30, 2024, as compared to $11.8 million, or 10.1% of sales, in the three months ended June 30, 2023, primarily due to $1.1 million higher information technology costs allocated from Corporate and higher employee-related costs.
Operating profit increased $0.7 million to $18.0 million, or 13.7% of sales, in the three months ended June 30, 2024, as compared to $17.3 million, or 14.7% of sales, in the three months ended June 30, 2023, primarily due to higher sales volume and the impact of realignment costs and purchase accounting inventory step-up amortization in the second quarter of 2023 that did not repeat. Operating profit as a percentage of net sales decreased primarily as a result of a successful commercial settlement in the second quarter of 2023 that did not repeat, increased input costs, including expedited freight, production inefficiencies, and higher selling, general and administrative expenses.
Aerospace.    Net sales for the three months ended June 30, 2024 increased $17.9 million, or 30.0% (of which 27.6% was organic and 2.4% related to acquisitions), to $77.7 million, as compared to $59.8 million in the three months ended June 30, 2023. Acquisition-related sales growth from our April 2023 acquisition of Weldmac was $1.4 million. Sales of our fasteners products increased by $10.0 million due to to improved production yield and commercial recoveries for fasteners used in new aircraft builds. Sales of our engineered components products increased by $6.5 million due to improved throughput. Demand continued to remain strong in second quarter 2024, resulting in an increase in the Aerospace segment's order backlog.
Gross profit increased $8.4 million to $19.3 million, or 24.8% of sales, in the three months ended June 30, 2024, from $10.9 million, or 18.3% of sales, in the three months ended June 30, 2023. Gross profit increased primarily due to higher sales levels and resulting improved fixed cost absorption, reduced material availability constraints, a more favorable product sales mix, favorable commercial recoveries and purchase accounting inventory step-up amortization of $0.8 million in the second quarter of 2023 that did not repeat.
Selling, general and administrative expenses increased $0.6 million to $8.9 million, or 11.4% of sales, in the three months ended June 30, 2024, as compared to $8.3 million, or 13.9% of sales, in the three months ended June 30, 2023, primarily due to higher employee-related costs and higher information technology costs as $0.6 million of information technology costs were allocated from Corporate in second quarter 2024, partially offset by lower legal costs and lower intangible asset amortization expense due to certain assets becoming fully amortized.

Operating profit increased $7.8 million to $10.4 million, or 13.4% of sales, in the three months ended June 30, 2024, as compared to $2.6 million, or 4.4% of sales, in the three months ended June 30, 2023, primarily due to the impact of higher sales levels, improved fixed cost absorption, reduced material availability production constraints, a more favorable product sales mix, commercial recoveries and purchase accounting inventory step-up amortization in the second quarter of 2023 that did not repeat, partially offset by higher selling, general and administrative expenses.
Specialty Products.   Net sales for the three months ended June 30, 2024 decreased $25.2 million, or 45.0%, to $30.9 million, as compared to $56.1 million in the three months ended June 30, 2023. Sales of our cylinder products decreased $17.6 million, or 41.0%, due predominantly to lower sales of cylinders for heating, ventilation, and air conditioning ("HVAC") applications as compared to the prior year quarter where a high rate of orders were placed by customers concerned with global supply of cylinders for HVAC applications. We believe that customers are currently in an overstocked position of cylinders for HVAC applications, which should subside by the end of 2024. Sales of natural gas fired engines, compressors and related parts used in remote power generation and assistance applications for natural gas and crude oil extraction decreased by $7.6 million, or 58.2%, primarily as a result of lower compression package sales from a customer that has reduced their ordering rate significantly as compared to prior year quarter.
Gross profit decreased $11.9 million to $2.6 million, or 8.5% of sales, in the three months ended June 30, 2024, as compared to $14.5 million, or 25.8% of sales, in the three months ended June 30, 2023, primarily due to lower sales levels and significantly less favorable absorption of fixed costs.
Selling, general and administrative expenses decreased $0.4 million to $2.0 million, or 6.6% of sales, in the three months ended June 30, 2024, as compared to $2.4 million, or 4.3% of sales, in the three months ended June 30, 2023, as $0.4 million of information technology costs allocated from Corporate was more than offset by reduced spending levels in second quarter of 2024, consistent with current lower demand levels.
Operating profit decreased $11.5 million to $0.6 million, or 1.9% of sales, in the three months ended June 30, 2024, as compared to $12.1 million, or 21.6% of sales, in the three months ended June 30, 2023, primarily due to lower sales levels, which resulted in significantly less favorable absorption of fixed costs.
Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended June 30,
	2024	2023
Corporate operating expenses	$8.6	$8.8
Non-cash stock compensation	1.8	3.3
Legacy expenses	0.8	(0.1)
Corporate expenses	$11.2	$12.0
Corporate expenses decreased $0.8 million to $11.2 million for the three months ended June 30, 2024, from $12.0 million for the three months ended June 30, 2023, primarily due to a $1.5 million decrease in non-cash stock compensation due to timing and estimated attainment of existing awards, as well as a $0.2 million decrease in technology costs, as $2.1 million of technology costs allocated to our segments in the second quarter of 2024 was partially offset by $1.9 million of higher costs in preparation for upgrades in certain of our information technology applications, and by other general increases in technology costs. We largely centralized our information technology costs in the first quarter of 2023. These decreases were partially offset by higher expenses primarily due to a $0.7 million environment settlement related to a legacy TriMas operation.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Overall, net sales increased $19.0 million, or 4.2%, to $467.6 million for the six months ended June 30, 2024, as compared with $448.7 million in the six months ended June 30, 2023. Acquisition-related sales growth was $15.7 million, comprised of $2.8 million from our February 2023 acquisition of Aarts, and $12.9 million from our April 2023 acquisition of Weldmac. Organic sales, excluding the impact of currency exchange and acquisitions, increased $3.0 million, or 0.7%, as organic sales increases of 9.6% and 20.4% within our Packaging and Aerospace segments, respectively, driven by end market demand improvements were partially offset by a 39.6% sales decrease in our Specialty Products segment due to lower market demand. In addition, net sales increased by $0.3 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of a weakening U.S. dollar relative to foreign currencies.

Gross profit margin (gross profit as a percentage of sales) approximated 22.8% for the six months ended June 30, 2024 and 2023. Gross profit margin increased primarily due to higher sales levels and related improved fixed cost absorption and the impact of purchase accounting inventory step-up amortization in the first half of 2023 that did not repeat within our Packaging and Aerospace segments. Additionally, gross margin increased due to reduced material availability constraints and a more favorable product sales mix within our Aerospace segment, and the year-over-year impact of realignment costs in the first half of 2023 within our Packaging segment. These improvements were offset by decreased sales and significantly less favorable absorption of fixed costs within our Specialty Products segment, and increased input costs, including expedited freight, in our Packaging segment. In addition, the prior year period benefited from a successful $2.6 million commercial settlement in our Packaging segment.
Operating profit margin (operating profit as a percentage of sales) approximated 6.5% and 6.7% for the six months ended June 30, 2024 and 2023, respectively. Operating profit increased $0.2 million, to $30.3 million, for the six months ended June 30, 2024, compared to $30.1 million for the six months ended June 30, 2023, primarily due to higher sales levels and related improved fixed cost absorption and the impact of purchase accounting inventory step-up amortization in the first half of 2023 that did not repeat within our Packaging and Aerospace segments. Additionally, operating profit margin increased due to reduced material availability constraints and a more favorable product sales mix within our Aerospace segment, and the year-over-year impact of realignment costs in the first half of 2023 within our Packaging segment. These improvements were partially offset by decreased sales and significantly less favorable absorption of fixed costs within our Specialty Products segment, and increased input costs, including expedited freight, and the year-over-year impact of a successful $2.6 million commercial settlement in the first half of 2023 in our Packaging segment which did not repeat. Operating profit further decreased as we incurred higher technology costs in preparation for upgrades in certain of our information technology applications.
Interest expense increased $2.5 million, to $10.2 million, for the six months ended June 30, 2024, as compared to $7.7 million for the six months ended June 30, 2023, due to an increase in our weighted average borrowings and a higher effective interest rate as a result of increased borrowings from our revolving credit facility.
Other income (expense) decreased $0.4 million to $0.3 million of expense for the six months ended June 30, 2024, as compared to $0.1 million of income for the six months ended June 30, 2023, primarily due to a decrease in foreign currency transaction gains, partially offset by a non-cash settlement charge for our Canadian defined benefit obligations and miscellaneous other income in the first half of 2023 that did not repeat.
The effective income tax rate for the six months ended June 30, 2024 and 2023 was 19.0% and 29.1%, respectively. We recorded tax expense of $3.8 million for the six months ended June 30, 2024, as compared to $6.5 million for the six months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2024 was lower than in the prior year primarily due to the recognition of approximately $1.4 million of tax benefit related to foreign tax loss carryforwards and a decrease in losses in jurisdictions where we do not recognize a tax benefit.
Net income increased by $0.2 million, to $16.1 million for the six months ended June 30, 2024, compared to $15.9 million for the six months ended June 30, 2023. The increase was primarily the result of an increase in operating profit of $0.2 million and a $2.8 million decrease in income tax expense, partially offset by an increase in interest expense of $2.5 million and an increase in other expense of $0.4 million.
See below for a discussion of operating results by segment.
Packaging.   Net sales increased $25.4 million, or 10.9% (of which 9.6% was organic, 1.2% related to acquisitions, and 0.1% was foreign currency exchange), to $259.0 million in the six months ended June 30, 2024, as compared to $233.5 million in the six months ended June 30, 2023. Acquisition-related sales growth was $2.8 million resulting from the January 2024 sales of our February 2023 acquisition of Aarts. Sales of dispensing products used primarily for personal care and home care applications increased by $17.3 million. Sales of products used for our Packaging segment's industrial applications increased by $6.2 million. These increases were partially offset by the decrease in sales of products used in food and beverage applications of $3.5 million, primarily due to reduced demand for dairy applications in North America and certain closure applications in Europe as a large customer begins to cut over to a new product design from our Packaging group. Net sales increased by $0.3 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies, as compared to first half 2023.

Gross profit increased $8.0 million to $64.4 million, or 24.9% of sales, in the six months ended June 30, 2024, as compared to $56.4 million, or 24.1% of sales, in the six months ended June 30, 2023, primarily due to higher sales levels and resulting improved fixed cost absorption, the favorable impact of prior year cost reduction efforts, and the impact of $3.3 million of realignment costs and $0.8 million of purchase accounting inventory step-up amortization in the first half of 2023 that did not repeat in the first half of 2024. The increase in gross profit was partially offset by a successful $2.6 million commercial settlement in the first half of 2023 that did not repeat, increased input costs, including expedited freight and labor, required to timely fulfill an abrupt increase in a customer's orders in the first half of 2024, and higher costs related to high demand for certain product lines.
Selling, general and administrative expenses increased $4.6 million to $29.2 million, or 11.3% of sales, in the six months ended June 30, 2024, as compared to $24.7 million, or 10.6% of sales, in the six months ended June 30, 2023, primarily due to $2.2 million higher information technology costs allocated from Corporate and higher employee-related costs.
Operating profit increased $3.5 million to $35.1 million, or 13.6% of sales, in the six months ended June 30, 2024, as compared to $31.7 million, or 13.6% of sales, in the six months ended June 30, 2023, primarily due to higher sales levels, improved fixed cost absorption, and the favorable impact of prior realignment actions, partially offset by higher selling, general and administrative expenses, the impact of a successful commercial settlement in first half of 2023 that did not repeat, and increased input costs, including expedited freight to timely fulfill an abrupt increase in a customer's orders.
Aerospace.    Net sales for the six months ended June 30, 2024 increased $35.3 million, or 32.1% (of which 20.4% was organic and 11.7% related to acquisitions), to $145.1 million, as compared to $109.8 million in the six months ended June 30, 2023. Acquisition-related sales growth from our April 2023 acquisition of Weldmac was $12.9 million. Sales of our fasteners products increased by $15.8 million due to increases in aircraft build rates, improved production yield and commercial recoveries. Sales of our engineered components products increased by $6.6 million due to improved throughput.
Gross profit increased $15.4 million to $34.9 million, or 24.0% of sales, in the six months ended June 30, 2024, from $19.5 million, or 17.8% of sales, in the six months ended June 30, 2023. Gross profit increased primarily due to higher sales levels and resulting improved fixed cost absorption, reduced material availability constraints, a more favorable product sales mix, favorable commercial recoveries, and purchase accounting inventory step-up amortization of $0.8 million in the first half of 2023 that did not repeat.
Selling, general and administrative expenses increased $1.9 million to $17.3 million, or 11.9% of sales, in the six months ended June 30, 2024, as compared to $15.4 million, or 14.1% of sales, in the six months ended June 30, 2023, primarily due to higher employee-related costs, $1.3 million higher information technology costs allocated from Corporate, and higher ongoing selling, general and administrative costs associated with our acquisition of Weldmac. These increases were partially offset by lower legal costs and lower intangible asset amortization expense due to certain assets becoming fully amortized.
Operating profit increased $13.5 million to $17.6 million, or 12.1% of sales, in the six months ended June 30, 2024, as compared to $4.1 million, or 3.7% of sales, in the six months ended June 30, 2023, primarily due to the impact of higher sales levels, improved fixed cost absorption, reduced material availability production constraints, a more favorable product sales mix, commercial recoveries, and purchase accounting inventory step-up amortization in the first half of 2023 that did not repeat, partially offset by higher selling, general and administrative expenses.
Specialty Products.    Net sales for the six months ended June 30, 2024 decreased $41.7 million, or 39.6%, to $63.6 million, as compared to $105.3 million in the six months ended June 30, 2023. Sales of our cylinder products decreased $27.0 million, or 33.7%, due predominantly to lower sales of cylinders for HVAC applications as compared to the prior year where a high rate of orders were placed by customers concerned with global supply of cylinders for HVAC applications. We believe that customers are currently in an overstocked position of cylinders for HVAC applications, which should subside by the end of 2024. Sales of natural gas fired engines, compressors and related parts used in remote power generation and assistance applications for natural gas and crude oil extraction decreased by $14.7 million, or 58.5%, primarily as a result of lower compression package sales from a customer that has reduced their ordering rate significantly as compared to the prior year.
Gross profit decreased $18.9 million to $7.5 million, or 11.8% of sales, in the six months ended June 30, 2024, as compared to $26.4 million, or 25.0% of sales, in the six months ended June 30, 2023, primarily due to lower sales levels, which resulted in significantly less favorable absorption of fixed costs.
Selling, general and administrative expenses decreased $0.2 million to $4.3 million, or 6.8% of sales, in the six months ended June 30, 2024, as compared to $4.5 million, or 4.3% of sales, in the six months ended June 30, 2023, as $0.9 million of higher information technology costs allocated from Corporate was more than offset by reduced spending levels in the first half of 2024, consistent with current lower demand levels.

Operating profit decreased $18.7 million to $3.2 million, or 5.0% of sales, in the six months ended June 30, 2024, as compared to $21.9 million, or 20.7% of sales, in the six months ended June 30, 2023, primarily due to lower sales levels, which resulted in significantly less favorable absorption of fixed costs.
Corporate.    Corporate expenses, net consist of the following (dollars in millions):

	Six months ended June 30,
	2024	2023
Corporate operating expenses	$18.2	$21.3
Non-cash stock compensation	6.4	6.2
Legacy expenses	1.0	—
Corporate expenses	$25.6	$27.5
Corporate expenses decreased $1.9 million to $25.6 million for the six months ended June 30, 2024, from $27.5 million for the six months ended June 30, 2023, primarily due to $3.3 million lower professional fees as we incurred costs for business strategy and other consulting services in 2023 that did not repeat. Additionally, technology costs decreased $0.3 million as $4.4 million of technology costs allocated to our segments in the first six months of 2024 was mostly offset by $4.1 million of higher costs in preparation for upgrades in certain of our information technology applications, and by other general increases in technology costs. We largely centralized our information technology costs in the first quarter of 2023. These decreases were partially offset by a $0.9 million increase in employee related costs, a $0.2 million increase in non-cash stock compensation, and higher expenses primarily due to a $0.7 million environment settlement related to a legacy TriMas operation.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were $14.7 million for the six months ended June 30, 2024, as compared to cash provided of $26.2 million for the six months ended June 30, 2023. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:
•For the six months ended June 30, 2024, we generated $59.2 million in cash flows, based on net income of $16.1 million and after considering the effects of non-cash items related to depreciation, amortization, loss on dispositions of assets, changes in deferred income taxes, stock-based compensation, provision for losses on accounts receivables, and other operating activities. For the six months ended June 30, 2023, we generated $56.6 million in cash flows based on net income of $15.9 million and after considering the effects of similar non-cash items, except for changes in provision for losses on accounts receivables.
•Increases in accounts receivable resulted in a use of cash of $24.7 million and $20.1 million for the six months ended June 30, 2024 and 2023, respectively. The increased use of cash for each of the six month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables decreased one day through the six months ended June 30, 2024, and increased by four days through the six months ended June 30, 2023.
•We increased our investment in inventory by $18.3 million for the six months ended June 30, 2024, while we decreased our investment in inventory by $2.5 million for the six months ended June 30, 2023. Our days sales in inventory decreased by five days through the six months ended June 30, 2024, as we continued to manage inventory levels, considering our supply needs, and balanced with sales growth within our Packaging and Aerospace segments. Our days sales in inventory decreased by two days through the six months ended June 30, 2023, primarily a result of moderating inventory levels with sales level.
•Increases in prepaid expenses and other assets resulted in a use of cash of $0.4 million for the six months ended June 30, 2024, and decreases in prepaid expenses and other assets resulted a source of cash of $1.2 million for the six months ended June 30, 2023. These changes were primarily a result of the timing of payments made for income taxes and certain operating expenses.
•Decreases in accounts payable and accrued liabilities resulted in a use of cash of $1.2 million and $14.1 million for the six months ended June 30, 2024 and 2023, respectively. Days accounts payable on hand decreased by seven days through the six months ended June 30, 2024 and 2023. Our days accounts payable on hand fluctuate primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms.
Net cash used for investing activities for the six months ended June 30, 2024 and 2023 was $23.9 million and $96.5 million, respectively. During the first six months of 2024, we invested $24.1 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects. We also received net proceeds of $0.2 million from disposition of property and equipment. During the first six months of 2023, we invested $24.9 million in capital expenditures and paid $71.8 million, net of cash acquired, to acquire Aarts and Weldmac.
Net cash provided by financing activities was $9.3 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, we received net proceeds of $31.3 million from borrowings on our revolving credit facilities, purchased $16.9 million of outstanding common stock, used a net cash amount of $1.6 million related to our stock compensation arrangements, paid dividends of $3.3 million, and paid $0.2 million related to other financing activities. Our reported net proceeds from borrowings on our revolving credit facilities considers the impact of foreign currency translation. During the six months ended June 30, 2023, we received net proceeds of $22.2 million from borrowings on our revolving credit facilities, purchased $13.1 million of outstanding common stock, used a net cash amount of $2.6 million related to our stock compensation arrangements, paid dividends of $3.3 million, and paid $3.1 million related to liabilities assumed in our acquisition of Aarts.
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
For the six months ended June 30, 2024, our consolidated subsidiaries that do not guarantee the Senior Notes represented 30% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented 37% and 14% of the total guarantor and non-guarantor assets and liabilities, respectively, as of June 30, 2024, treating the guarantor and non-guarantor subsidiaries each as a consolidated group.
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
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of June 30, 2024. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 2.71 to 1.00 at June 30, 2024. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of June 30, 2024. Our actual interest expense coverage ratio was 8.92 to 1.00 at June 30, 2024. At June 30, 2024, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended June 30, 2024 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended June 30, 2024
Net income	$40,510
Bank stipulated adjustments:
Interest expense	18,400
Income tax expense	7,470
Depreciation and amortization	56,280
Non-cash compensation expense(1)	9,910
Other non-cash expenses or losses	140
Non-recurring expenses or costs(2)	16,760
Effects of purchase accounting adjustments	1,590
Business and asset dispositions	320
Currency gains and losses	1,160
Consolidated Bank EBITDA, as defined	$152,540

	June 30, 2024
Total Indebtedness, as defined(3)	$412,650
Consolidated Bank EBITDA, as defined	152,540
Total net leverage ratio	2.71	x
Covenant requirement	4.00	x

Twelve Months Ended June 30, 2024
Interest expense	$18,400
Bank stipulated adjustments:
Interest income	(350)
Non-cash amounts attributable to amortization of financing costs	(940)
Total Consolidated Cash Interest Expense, as defined	$17,110

	June 30, 2024
Consolidated Bank EBITDA, as defined	$152,540
Total Consolidated Cash Interest Expense, as defined	17,110
Actual interest expense coverage ratio	8.92	x
Covenant requirement	3.00	x
_____________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to diligence and transaction costs, purchase accounting costs, severance, relocation, restructuring and curtailment expenses.
(3)    Includes $4.5 million of acquisition-related contingent consideration and $1.9 million of finance leases as of June 30, 2024.

At June 30, 2024, we had $31.2 million outstanding under our revolving credit facility and had $262.8 million potentially available after giving effect to $6.0 million of letters of credit issued and outstanding. At December 31, 2023, we had no amounts outstanding under our revolving credit facility and had $294.0 million potentially available after giving effect to $6.0 million of letters of credit issued and outstanding. Our letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of leverage restrictions contained in the Credit Agreement, as of June 30, 2024 and December 31, 2023, we had $197.5 million and $256.9 million, respectively, of borrowing capacity available for general corporate purposes.
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
Our weighted average borrowings during the first six months of 2024 approximated $452.9 million, compared to $432.0 million during the first six months of 2023, primarily due to borrowings made on our revolving credit facility.
In May 2021, we, through one of our non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4.0 million. The facility is guaranteed by TriMas Corporation. There were no borrowings on this loan facility as of June 30, 2024.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.
While the majority of our cash on hand as of June 30, 2024 is located outside of the U.S., given available funding under our revolving credit facility of $197.5 million at June 30, 2024 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future, as well as dividends and share repurchases.
We are subject to variable interest rates on our revolving credit facility, which is subject to a benchmark interest rate determined based on the currency denomination of borrowings. At June 30, 2024, the 1-Month SOFR approximated 5.3%, the 1-Month EURIBOR approximated 3.6%, the SONIA approximated 5.2%, and the Prime rate approximated 8.5%. Based on our variable rate-based borrowings outstanding at June 30, 2024, a 1% increase in the per annum interest rate would increase our interest expense by $0.3 million annually.
In addition to our long-term debt, we have other cash commitments related to leases. The majority of our lease transactions are accounted for as operating leases, and annual rent expense related thereto approximated $14.9 million in 2023. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
As part of our first quarter 2023 acquisition of Aarts, we assumed a $2.9 million liability to a bank related to the advance funding of certain accounts receivable invoices. We terminated this arrangement, and repaid the outstanding balance, in March 2023.
In March 2020, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $250 million in the aggregate. In the six months ended June 30, 2024, we purchased 671,937 shares of our outstanding common stock for an aggregate purchase price of $16.9 million. Since the initial authorization through June 30, 2024, we have purchased 6,467,434 shares of our outstanding common stock for an aggregate purchase price of $179.9 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock and the payment of dividends, depending on market conditions, and other factors.
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

We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of June 30, 2024, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of $139.5 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 10, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
We are also subject to interest risk as it relates to our long-term debt. We have historically used interest rate swap agreements to fix the variable portion of our debt to manage this risk.
Common Stock
TriMas is listed in the NASDAQ Global Select Market. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On March 19, 2024, Moody's affirmed a Ba3 rating to our Senior Notes. See Note 9, "Long-term Debt" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also affirmed a Ba2 Corporate Family Rating and maintained its outlook as stable. On June 28, 2024, Standard & Poor's affirmed a BB- rating to our Senior Notes. Standard & Poor's also affirmed a BB corporate credit rating and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
In 2023, we proactively managed through demand weakness in certain of our packaging businesses and an imbalance of high demand against a lack of material and skilled labor availability in our aerospace businesses. While we believe supply-related production challenges are largely behind us in the Aerospace segment, we have further opportunity to improve our production throughput, and hence conversion, within our Packaging segment as we progress through 2024. Within our Specialty Products segment, we currently are working through a significant demand trough as compared to the prior year period where we enjoyed exceptional sales rates and commercial strength. Within Specialty Products, we believe sales rates are firming up, and therefore, we anticipate sequential improvement in operating profit as we move through the year based on structural costs saving actions we are implementing. We will continue to monitor trends in demand changes and adjust costs and investments accordingly.
We have seen a number of global market uncertainties stemming from the macro-economic environment in the past few years, including significant challenges in inflationary pressures, supply chain disruptions and labor availability, as well as significant volatility in our customers' sentiment and order patterns. While we expect a continued modest demand recovery in certain of our consumer products and industrial markets and continued strength in our aerospace & defense market, we remain cautious of the impact of global market uncertainty in 2024. However, no matter the outcome of these factors, we expect to continue to mitigate, as much as practical, the impact of these challenges, executing on streamlining actions and taking other steps as necessary, to maintain our strong balance sheet and generate cash in support of our capital allocation strategy.
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
During the quarter ended June 30, 2024, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2023.

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
Evaluation of disclosure controls and procedures
As of June 30, 2024, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
April 1, 2024 to April 30, 2024	65,900	$26.34	65,900	$71.9
May 1, 2024 to May 31, 2024	66,000	$27.13	66,000	$70.1
June 1, 2024 to June 30, 2024	—	$—	—	$70.1
Total	131,900	$26.74	131,900	$70.1
__________________________
(1)     In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate from its previous authorization of $150 million. The increased authorization includes the value of shares already purchased under the previous authorization. Pursuant to this share repurchase program, during the three months ended June 30, 2024, the Company repurchased 131,900 shares of its common stock at a cost of $3.5 million. The share repurchase program is effective and has no expiration date.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101	The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ SCOTT A. MELL

Date:	July 30, 2024	By:	Scott A. Mell Chief Financial Officer