Form 10-Q
period 2024-09-30
TRIMAS CORP
filed 2024-11-04
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	September 30, 2024
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 22, 2024, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 40,571,662 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$26,910	$34,890
Receivables, net of reserves of $4.5 million and $4.2 million as of September 30, 2024 and December 31, 2023, respectively	163,260	148,030
Inventories	213,880	192,450
Prepaid expenses and other current assets	31,290	22,010
Total current assets	435,340	397,380
Property and equipment, net	329,310	329,990
Operating lease right-of-use assets	42,220	43,220
Goodwill	365,100	363,770
Other intangibles, net	168,650	181,020
Deferred income taxes	10,370	10,230
Other assets	16,840	16,050
Total assets	$1,367,830	$1,341,660
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings	$80	$—
Accounts payable	80,800	91,910
Accrued liabilities	65,210	59,640
Lease liabilities, current portion	7,900	7,900
Total current liabilities	153,990	159,450
Long-term debt, net	409,870	395,660
Lease liabilities	38,650	39,690
Deferred income taxes	26,820	23,290
Other long-term liabilities	55,750	40,620
Total liabilities	685,080	658,710
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 40,563,351 shares at September 30, 2024 and 41,202,110 shares at December 31, 2023	410	410
Paid-in capital	665,000	677,660
Retained earnings	17,680	4,230
Accumulated other comprehensive income (loss)	(340)	650
Total shareholders' equity	682,750	682,950
Total liabilities and shareholders' equity	$1,367,830	$1,341,660

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales	$229,360	$235,340	$696,960	$683,990
Cost of sales	(177,660)	(179,410)	(538,540)	(525,840)
Gross profit	51,700	55,930	158,420	158,150
Selling, general and administrative expenses	(44,460)	(32,290)	(120,890)	(104,410)
Net gain on dispositions of assets	1,040	120	1,040	70
Operating profit	8,280	23,760	38,570	53,810
Other expense, net:
Interest expense	(4,860)	(3,950)	(15,010)	(11,620)
Other income (expense), net	(30)	(120)	(310)	(30)
Other expense, net	(4,890)	(4,070)	(15,320)	(11,650)
Income before income tax expense	3,390	19,690	23,250	42,160
Income tax expense	(860)	(3,200)	(4,640)	(9,740)
Net income	$2,530	$16,490	$18,610	$32,420
Basic earnings per share:
Net income per share	$0.06	$0.40	$0.46	$0.78
Weighted average common shares—basic	40,612,413	41,425,208	40,776,583	41,477,095
Diluted earnings per share:
Net income per share	$0.06	$0.40	$0.45	$0.78
Weighted average common shares—diluted	40,946,571	41,673,381	41,089,208	41,706,867

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$2,530	$16,490	$18,610	$32,420
Other comprehensive income (loss):
Defined benefit plans (Note 17)	40	10	90	780
Foreign currency translation	10,510	(8,360)	1,560	1,060
Derivative instruments (Note 10)	(3,750)	3,380	(2,640)	630
Total other comprehensive income (loss)	6,800	(4,970)	(990)	2,470
Total comprehensive income	$9,330	$11,520	$17,620	$34,890

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Nine months ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$18,610	$32,420
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Gain on dispositions of assets	(1,040)	(70)
Depreciation	29,940	29,830
Amortization of intangible assets	12,640	13,810
Amortization of debt issue costs	720	700
Deferred income taxes	3,540	2,650
Non-cash compensation expense	8,050	9,320
Provision for losses on accounts receivable	290	—
Change in asbestos liability estimate	5,510	—
Change in environmental liability estimate	2,490	—
Increase in receivables	(15,910)	(22,580)
(Increase) decrease in inventories	(23,050)	1,800
Increase in prepaid expenses and other assets	(4,570)	(660)
Decrease in accounts payable and accrued liabilities	(7,020)	(10,390)
Other operating activities	6,500	740
Net cash provided by operating activities, net of acquisition impact	36,700	57,570
Cash Flows from Investing Activities:
Capital expenditures	(35,980)	(34,940)
Acquisition of businesses, net of cash acquired	—	(77,340)
Cross-currency swap terminations	(3,760)	—
Settlement of foreign currency exchange forward contract	3,760	—
Net proceeds from disposition of property and equipment	4,100	460
Net cash used for investing activities	(31,880)	(111,820)
Cash Flows from Financing Activities:
Proceeds from borrowings on revolving credit facilities	248,730	74,410
Repayments of borrowings on revolving credit facilities	(235,380)	(73,350)
Payments to purchase common stock	(19,270)	(13,350)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(1,620)	(2,680)
Dividends paid	(4,980)	(5,020)
Other financing activities	(280)	(3,190)
Net cash used for financing activities	(12,800)	(23,180)
Cash and Cash Equivalents:
Decrease for the period	(7,980)	(77,430)
At beginning of period	34,890	112,090
At end of period	$26,910	$34,660
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,860	$7,560
Cash paid for taxes	$9,080	$11,020

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Nine Months Ended September 30, 2024 and 2023
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2023	$410	$677,660	$4,230	$650	$682,950
Net income	—	—	5,140	—	5,140
Other comprehensive loss	—	—	—	(2,900)	(2,900)
Purchase of common stock	—	(13,240)	(80)	—	(13,320)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,560)	—	—	(1,560)
Non-cash compensation expense	—	4,570	—	—	4,570
Dividends declared	—	—	(1,660)	—	(1,660)
Balances, March 31, 2024	$410	$667,430	$7,630	$(2,250)	$673,220
Net income	—	—	10,940	—	10,940
Other comprehensive loss	—	—	—	(4,890)	(4,890)
Purchase of common stock	—	(3,490)	(40)	—	(3,530)
Non-cash compensation expense	—	1,850	—	—	1,850
Dividends declared	—	—	(1,660)	—	(1,660)
Balances, June 30, 2024	$410	$665,790	$16,870	$(7,140)	$675,930
Net income	—	—	2,530	—	2,530
Other comprehensive income	—	—	—	6,800	6,800
Purchase of common stock	—	(2,360)	(60)	—	(2,420)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(60)	—	—	(60)
Non-cash compensation expense	—	1,630	—	—	1,630
Dividends declared	—	—	(1,660)	—	(1,660)
Balances, September 30, 2024	$410	$665,000	$17,680	$(340)	$682,750

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity (Continued)
Nine Months Ended September 30, 2024 and 2023
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
3. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
Customer Markets	2024	2023	2024	2023
Consumer Products	$105,390	$96,220	$315,950	$287,730
Aerospace & Defense	70,830	67,580	215,890	177,370
Industrial	53,140	71,540	165,120	218,890
Total net sales	$229,360	$235,340	$696,960	$683,990
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4. Realignment Actions
2024 Realignment Actions
During the three and nine months ended September 30, 2024, the Company incurred pre-tax realignment charges of $0.9 million in its Packaging segment, related to the closure of its facility in Irwindale, California. For the three and nine months ended September 30, 2024, $0.5 million and $0.4 million of these charges were included in cost of sales and selling, general and administrative expenses, respectively, in the accompanying consolidated statement of income.
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
5. Acquisitions
2023 Acquisitions
On April 21, 2023, the Company acquired Weldmac Manufacturing Company ("Weldmac") for a purchase price of $34.0 million, with additional contingent consideration ranging from zero to $10 million based on achievement of earnings targets, as defined in the purchase agreement. The fair value of assets acquired and liabilities assumed included $23.7 million of property and equipment, $20.3 million of net working capital and $10 million of contingent consideration liability, with such estimate representing the Company's best estimate of fair value of contingent consideration based on Level 3 inputs under the fair value hierarchy, as defined. Located in El Cajon, California, and reported in the Company's Aerospace segment, Weldmac is a designer and manufacturer of complex metal fabricated components and assemblies predominantly for the aerospace, defense and space launch end markets and historically generated $33 million in annual revenue. On July 10, 2023, the Company made a cash payment of $5.5 million as additional consideration for the purchase of Weldmac based on achievement of earnings targets, as defined in the purchase agreement. As of September 30, 2024, the remaining possible contingent consideration ranged from zero to $4.5 million, based on achievement of 2023 earnings targets. The calculation of 2023 earnings, as defined in the purchase agreement, was under review as of September 30, 2024. The Company expects to resolve the remaining contingent consideration matter in fourth quarter 2024. See Note 20, "Subsequent Events," for further details.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2024 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2023	$287,350	$69,860	$6,560	$363,770
Foreign currency translation and other	1,480	(150)	—	1,330
Balance, September 30, 2024	$288,830	$69,710	$6,560	$365,100
Other Intangible Assets
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of September 30, 2024		As of December 31, 2023
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$141,540	$(94,670)	$141,260	$(89,020)
Customer relationships, 15 – 25 years	129,670	(85,230)	129,830	(80,600)
Total customer relationships	271,210	(179,900)	271,090	(169,620)
Technology and other, 1 – 15 years	57,010	(43,990)	56,970	(41,850)
Technology and other, 17 – 30 years	43,300	(40,990)	43,300	(40,730)
Total technology and other	100,310	(84,980)	100,270	(82,580)
Indefinite-lived intangible assets:
Trademark/Trade names	62,010	—	61,860	—
Total other intangible assets	$433,530	$(264,880)	$433,220	$(252,200)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Technology and other, included in cost of sales	$810	$800	$2,470	$2,410
Customer relationships, included in selling, general and administrative expenses	3,400	3,810	10,170	11,400
Total amortization expense	$4,210	$4,610	$12,640	$13,810

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7. Inventories
Inventories consist of the following components (dollars in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$90,010	$82,300
Work in process	61,410	51,990
Raw materials	62,460	58,160
Total inventories	$213,880	$192,450
8. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	September 30, 2024	December 31, 2023
Land and land improvements	$31,100	$32,840
Buildings	95,550	99,230
Machinery and equipment	521,860	502,090
	648,510	634,160
Less: Accumulated depreciation	319,200	304,170
Property and equipment, net	$329,310	$329,990
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Depreciation expense, included in cost of sales	$9,660	$9,080	$29,150	$29,150
Depreciation expense, included in selling, general and administrative expenses	280	210	790	680
Total depreciation expense	$9,940	$9,290	$29,940	$29,830
9. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	September 30, 2024	December 31, 2023
4.125% Senior Notes due April 2029	$400,000	$400,000
Credit Agreement	13,500	—
Debt issuance costs	(3,630)	(4,340)
Long-term debt, net	$409,870	$395,660
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
Credit Agreement
The Company is a party to a credit agreement ("Credit Agreement") consisting of a $300.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies, subject to a $125.0 million sub limit, maturing on March 29, 2026. The Credit Agreement is subject to benchmark interest rates determined based on the currency denomination of borrowings, with British pound sterling borrowings subject to the Sterling Overnight Index Average and Euro borrowings to the Euro InterBank Offered Rate, both plus a spread of 1.75%, and U.S. dollar borrowings subject to the Secured Overnight Financing Rate plus a spread of 1.85%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date. The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate.
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
At September 30, 2024, the Company had $13.5 million outstanding under its revolving credit facility and had $280.2 million potentially available after giving effect to $6.3 million of letters of credit issued and outstanding. At December 31, 2023, the Company had no amounts outstanding under its revolving credit facility and had $294.0 million potentially available after giving effect to $6.0 million of letters of credit issued and outstanding. After consideration of leverage restrictions contained in the Credit Agreement, as of September 30, 2024 and December 31, 2023, the Company had $183.3 million and $256.9 million, respectively, of borrowing capacity available for general corporate purposes.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $300.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement. The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under any accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined), a maximum senior secured net leverage ratio (total consolidated senior secured indebtedness, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At September 30, 2024, the Company was in compliance with its financial covenants contained in the Credit Agreement.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Other Revolving Loan Facility
In May 2021, the Company, through one of its non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. At September 30, 2024, the Company had $0.1 million outstanding on this loan facility, which is included in short-term borrowings on the accompanying consolidated balance sheet. There were no borrowings outstanding on this loan facility as of December 31, 2023.
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.125% Senior Notes due April 2029	$400,000	$379,500	$400,000	$364,000
Revolving credit facility	13,500	13,500	—	—
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
In February 2024, the Company entered into a cross-currency swap agreement effective as of April 15, 2024, with a notional amount of $75.0 million and a contract period end date of April 15, 2029. Under the terms of the agreement, the Company is to receive net interest payments at a fixed rate of approximately 1.06% of the notional amount. At inception, the cross-currency swap was designated as a net investment hedge. At designation, the cross currency swap had an inception date non-zero fair value equal to a $4.9 million liability, which offset the inception date non-zero fair value of a $75.0 million foreign currency exchange forward contract entered into on the same date. The non-zero fair value of the cross currency swap was recognized in other income (expense), net in the consolidated statement of income during the nine months ended September 30, 2024.
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
As of September 30, 2024 and December 31, 2023, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Caption	September 30, 2024	December 31, 2023
Net Investment Hedges
Cross-currency swaps	Accrued liabilities	$—	$(6,510)
Cross-currency swaps	Other long-term liabilities	(10,300)	—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the income recognized in accumulated other comprehensive income (loss) ("AOCI") on derivative contracts designated as hedging instruments as of September 30, 2024 and December 31, 2023, and the amounts reclassified from AOCI into earnings for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
	As of September 30, 2024	As of December 31, 2023	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Three months ended September 30,		Nine months ended September 30,
				2024	2023	2024	2023
Net Investment Hedges
Cross-currency swaps	$10,620	$13,260	Other income (expense), net	$—	$—	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.
Derivatives Not Designated as Hedging Instruments
As of September 30, 2024, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of $141.9 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, Canadian dollar, Chinese yuan, and the Mexican peso, as well as between the Euro and British pound, and have various settlement dates through March 2025. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of income.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of income (dollars in thousands):

		Amount of Income (Loss) Recognized in Earnings on Derivatives
		Three months ended September 30,		Nine months ended September 30,
	Location of Income (Loss) Recognized in Earnings on Derivatives	2024	2023	2024	2023
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$1,600	$940	$5,110	$130
Cross-currency swaps	Other income (expense), net	—	—	810	—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Cross-currency swaps	Recurring	$(10,300)	$—	$(10,300)	$—
Foreign exchange contracts	Recurring	$1,170	$—	$1,170	$—
December 31, 2023
Cross-currency swaps	Recurring	$(6,510)	$—	$(6,510)	$—
Foreign exchange contracts	Recurring	$(140)	$—	$(140)	$—
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
Supplemental balance sheet information related to the Company's leases are shown below (dollars in thousands):

	Balance Sheet Location	September 30, 2024	December 31, 2023
Assets
Operating leases	Operating lease right-of-use assets	$42,220	$43,220
Finance leases	Property and equipment, net (a)	2,330	2,470
Total lease assets		$44,550	$45,690
Liabilities
Current:
Operating leases	Lease liabilities, current portion	$7,410	$7,410
Finance leases	Lease liabilities, current portion	490	490
Long-term:
Operating leases	Lease liabilities	37,280	37,980
Finance leases	Lease liabilities	1,370	1,710
Total lease liabilities		$46,550	$47,590
__________________________
(a)     Finance leases were recorded net of accumulated depreciation of $0.4 million and $0.2 million as of September 30, 2024 and December 31, 2023, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The components of lease expense are as follows (dollars in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Statement of Income Location	2024	2023	2024	2023
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$2,270	$3,140	$7,110	$8,860
Finance lease cost:
Depreciation of lease assets	Cost of sales	70	50	180	150
Interest on lease liabilities	Interest expense	10	10	40	40
Short-term, variable and other lease costs	Cost of sales and Selling, general and administrative expenses	1,010	1,030	3,160	2,510
Total lease cost		$3,360	$4,230	$10,490	$11,560
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)	Finance Leases(a)
2024 (excluding the nine months ended September 30, 2024)	$2,270	$150
2025	8,880	610
2026	9,120	700
2027	7,910	810
2028	6,470	—
Thereafter	17,180	—
Total lease payments	51,830	2,270
Less: Imputed interest	(7,140)	(410)
Present value of lease liabilities	$44,690	$1,860
__________________________
(a)     The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
Other information related to the Company's leases are as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,360	$2,540	$7,040	$7,760
Operating cash flows from finance leases	10	10	40	40
Financing cash flows from finance leases	120	120	360	320
Lease assets obtained in exchange for new lease liabilities:
Operating leases	4,170	3,560	5,120	8,340
Finance leases	—	—	—	2,620
The weighted-average remaining lease term of the Company's operating leases and finance leases as of September 30, 2024 is 6.37 years and 2.82 years, respectively. The weighted-average discount rate for the operating leases and finance leases as of September 30, 2024 is 4.2% and 2.6%, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
12. Other Long-term liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	September 30, 2024	December 31, 2023
Non-current asbestos-related liabilities	$27,690	$23,880
Other long-term liabilities	28,060	16,740
Total other long-term liabilities	$55,750	$40,620
13. Commitments and Contingencies
Asbestos
As of September 30, 2024, the Company was a party to 485 pending cases involving an aggregate of 4,907 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by its former Lamons division and certain other related subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Nine Months Ended September 30, 2024	4,863	185	114	27	4,907	$22,574	$1,310,000
Fiscal Year Ended December 31, 2023	4,798	261	160	36	4,863	$15,465	$1,920,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,907 claims pending at September 30, 2024, 38 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At September 30, 2024, of the 38 claims that set forth specific amounts, there were no claims seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	5	33
Relatively few claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 30 years ago, have been $13.7 million. All relief sought in the asbestos cases is monetary in nature. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company records a liability for asbestos-related claims, which includes both known and unknown claims, based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity.
In the third quarter of 2024, the Company commissioned its actuary to update the study, based on data as of May 31, 2024, which yielded a range of possible future liability of $31.0 million to $39.8 million, before consideration of any potential insurance recoveries. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore recorded a pre-tax charge of $5.5 million to increase the liability estimate to $31.0 million, at the low-end of the range. The charge is included in selling, general and administrative expenses in the accompanying consolidated statement of income. As of September 30, 2024 and December 31, 2023, the Company’s total asbestos-related liability was $30.1 million and $26.6 million, respectively, and is included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
The Company’s primary insurance, which covered approximately 40% of historical costs related to settlement and defense of asbestos litigation, expired in November 2018, upon which the Company became solely responsible for defense costs and indemnity payments. The Company is party to a coverage-in-place agreement (entered into in 2006) with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. The Company will continue to be solely responsible for defense costs and indemnity payments prior to the commencement of coverage under this agreement, the duration of which would be subject to the scope of damage awards and settlements paid. Based upon the Company’s review of the most recent actuarial study, the Company believes it will reach the threshold of qualified future settlements required to commence excess carrier insurance coverage under the coverage-in-place agreement in 2025. As of September 30, 2024, the Company has not recognized an asbestos-related insurance recovery asset corresponding to its asbestos-related liability. The Company will continue to reassess its estimate of insurance recoveries and corresponding accounting for any such recoveries as the facts and circumstances change.
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
Environmental
The Company is responsible for environmental remediation at currently or previously owned facilities and waste sites, including sites defined under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as “Superfund” for which the Company has been named a potential responsible party. During the three and nine months ended September 30, 2024, the Company recorded pre-tax charges of $1.8 million and $2.5 million, respectively, within selling, general and administrative expenses in the accompanying consolidated statement of income, bringing the Company’s environmental remediation obligation to $2.5 million as of September 30, 2024. The accrual is primarily based on environmental cost estimates provided by third parties and represents the best estimate of the Company’s proportionate share of costs to be incurred for site remediation efforts. Actual costs incurred resulting from the ultimate resolution of these uncertainties could exceed the amount accrued.
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
(unaudited)
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
Segment activity is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net Sales
Packaging	$130,240	$116,500	$389,190	$350,040
Aerospace	70,830	67,580	215,890	177,370
Specialty Products	28,290	51,260	91,880	156,580
Total	$229,360	$235,340	$696,960	$683,990
Operating Profit (Loss) and Income Before Income Tax Expense
Segment operating profit
Packaging	$17,930	$16,470	$53,060	$48,140
Aerospace	6,310	7,130	23,870	11,190
Specialty Products	2,290	10,510	5,480	32,360
Segment operating profit	26,530	34,110	82,410	91,690
Corporate (a)	(18,250)	(10,350)	(43,840)	(37,880)
Total operating profit	8,280	23,760	38,570	53,810
Interest expense	(4,860)	(3,950)	(15,010)	(11,620)
Other income (expense), net	(30)	(120)	(310)	(30)
Income before income tax expense	$3,390	$19,690	$23,250	$42,160
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
15. Equity Awards
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the nine months ended September 30, 2024:
•Granted 292,226 RSUs to certain employees, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company;
•Granted 32,544 RSUs to its non-employee independent directors, which fully vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date;
•Issued 93 RSUs to certain employees related to dividend equivalent rights on existing equity awards; and
•Issued 3,435 RSUs related to director fee deferrals as certain of the Company's directors elected to defer all or a portion of their director fees and to receive the amount in Company common stock at a future date.
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
Information related to RSUs at September 30, 2024 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	691,836	$30.97
Granted	437,938	24.86
Vested	(196,088)	30.45
Cancelled	(91,656)	32.77
Outstanding at September 30, 2024	842,030	$27.72	1.2	$21,497,026
As of September 30, 2024, there was $6.4 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 2.1 years.
RSUs granted to employees who are eligible for retirement on the date of the grant are expensed immediately, and RSUs granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible since these awards vest upon retirement from the Company. Compensation expense for RSUs granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. The Company recognized stock-based compensation expense related to RSUs of $1.6 million and $3.1 million during the three months ended September 30, 2024 and 2023, respectively, and $8.1 million and $9.3 million during the nine months ended September 30, 2024 and 2023, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
16. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to RSUs. The following table summarizes the dilutive effect of RSUs on common stock for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Weighted average common shares—basic	40,612,413	41,425,208	40,776,583	41,477,095
Dilutive effect of restricted stock units	334,158	248,173	312,625	229,772
Weighted average common shares—diluted	40,946,571	41,673,381	41,089,208	41,706,867
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate. In the three and nine months ended September 30, 2024, the Company purchased 99,130 and 771,067 shares of its outstanding common stock for $2.4 million and $19.3 million, respectively. During the three and nine months ended September 30, 2023, the Company purchased 10,506 and 462,388 shares of its outstanding common stock for $0.3 million and $13.4 million, respectively. As of September 30, 2024, the Company had $67.6 million remaining under the repurchase authorization.
Holders of common stock are entitled to dividends at the discretion of the Company's Board of Directors. In 2021, the Company's Board of Directors declared the first dividend since the Company's initial public offering in 2007. During the three and nine months ended September 30, 2024, the Company's cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.7 million and $5.0 million, respectively. In the three and nine months ended September 30, 2023, the Company's cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.7 million and $5.0 million, respectively.
17. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension cost (income) are as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Service costs	$140	$120	$400	$360
Interest costs	320	320	980	950
Expected return on plan assets	(510)	(530)	(1,530)	(1,580)
Settlement and curtailment losses	—	—	—	1,020
Amortization of net loss	50	20	140	90
Net periodic benefit cost (income)	$—	$(70)	$(10)	$840
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
The Company contributed $0.5 million and $1.0 million to its defined benefit pension plans during the three and nine months ended September 30, 2024, respectively. The Company expects to contribute $1.2 million to its defined benefit pension plans for the full year 2024.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
18. Other Comprehensive Income (Loss)
Changes in AOCI by component for the nine months ended September 30, 2024 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2023	$(5,730)	$13,260	$(6,880)	$650
Net unrealized gains (losses) arising during the period (a)	—	(2,640)	1,560	(1,080)
Less: Net realized losses reclassified to net income	(90)	—	—	(90)
Net current-period other comprehensive income (loss)	90	(2,640)	1,560	(990)
Balance, September 30, 2024	$(5,640)	$10,620	$(5,320)	$(340)
__________________________
(a)     Derivative instruments, net of income tax of $0.8 million. See Note 10, "Derivative Instruments," for further details.
Changes in AOCI by component for the nine months ended September 30, 2023 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2022	$(5,380)	$15,320	$(18,560)	$(8,620)
Net unrealized gains arising during the period (a)	—	630	1,060	1,690
Less: Net realized losses reclassified to net income (b)	(780)	—	—	(780)
Net current-period other comprehensive income	780	630	1,060	2,470
Balance, September 30, 2023	$(4,600)	$15,950	$(17,500)	$(6,150)
__________________________
(a)     Derivative instruments, net of income tax of $0.2 million. See Note 10, "Derivative Instruments," for further details.
(b)     Defined benefit plans, net of income tax of $0.3 million. See Note 17, "Defined Benefit Plans," for further details.
19. Income Taxes
The effective income tax rate for the three months ended September 30, 2024 and 2023 was 25.4% and 16.3%, respectively. The Company recorded income tax expense of $0.9 million and $3.2 million for the three months ended September 30, 2024 and 2023, respectively. The effective tax rate for the three months ended September 30, 2024 was higher than in the prior year period primarily due to the recognition of approximately $2.4 million of tax benefit related to foreign tax loss carryforwards in the prior year period.
The effective income tax rate for the nine months ended September 30, 2024 and 2023 was 20.0% and 23.1%, respectively. The Company recorded income tax expense of $4.6 million and $9.7 million for the nine months ended September 30, 2024 and 2023, respectively, including tax benefits related to foreign tax loss carryforwards of $1.7 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate for the nine months ended September 30, 2024 was lower than in the prior year period primarily due to a decrease in losses in jurisdictions where no tax benefit can be recorded, and the recognition of tax benefits related to foreign tax loss carryforwards. While the recorded tax benefit related to foreign tax loss carryforwards decreased compared to the prior year period, the impact on the effective tax rate increased due to a reduction in pre-tax income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
20. Subsequent Events
On October 25, 2024, the Company reached an agreement with the Weldmac sellers to pay $2.25 million as final contingent consideration for the Weldmac acquisition. The Company will make the cash payment and recognize the transaction in the fourth quarter of 2024.
On October 22, 2024, the Company announced that its Board of Directors had declared a cash dividend of $0.04 per share of TriMas Corporation common stock, which will be payable on November 12, 2024 to shareholders of record as of the close of business on November 5, 2024.

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
Our results of operations have been materially impacted over the past few years by macro-economic factors, first by the onset and proliferation of the coronavirus pandemic ("pandemic"), then further from increased energy costs and supply chain disruptions from the Russia-Ukraine conflict, and more recently by cost inflation (raw materials, wage rates and freight) and a lack of material and in certain regions skilled labor availability. These factors significantly affected each of our businesses and how we operate, albeit in different ways and magnitudes. Sales in our Packaging segment for dispensing and closure products used in applications to help fight the spread of germs have experienced extreme volatility in demand, with demand spiking to record highs after the onset of the pandemic, demand abating as expected from those high levels beginning mid-2022 and continuing through most of 2023, as a result of some of our larger customers' choices to rebalance on-hand inventory levels and caution in purchasing behaviors given the current inflationary macro-economic environment. Sales of certain of our aerospace-related products were significantly depressed from historical levels following the onset of the pandemic, but demand has significantly increased in recent quarters as air travel has picked up and new aircraft build rates improve. Certain of our products for industrial applications, for example steel cylinders for packaged gas applications, and engines and compressors for oil & gas extraction, have experienced volatility in demand related to a number of channel and economic factors in more recent periods. Altogether, this significant level of volatility in demand levels, input and transportation costs, and material and labor availability, have pressured our ability to operate efficiently in recent periods. While some areas of demand volatility remain, such as in our Specialty Products segment, we are beginning to see more steady and consistent demand in our Packaging and Aerospace end markets.
Overall, our third quarter 2024 net sales decreased $6.0 million, or 2.5%, compared to third quarter 2023. We experienced organic growth of 12.3% and 4.8% within our Packaging and Aerospace segments, respectively, compared to third quarter 2023. These increases were partially offset by lower sales of 44.8% in our Specialty Products segment as compared to the prior year quarter as we work through a cyclical demand trough.
The most significant drivers affecting our financial results in third quarter 2024 compared with third quarter 2023, other than as directly impacted by sales changes, were increased costs and decreased sales resulting from a prolonged labor union strike at one of our manufacturing facilities within our Aerospace segment, a charge to update our asbestos liability based on our recent actuarial valuation, improved material availability within our Aerospace segment, a charge associated with environmental remediation liabilities for a waste disposal service provider to one of our former operations, and an increase in our effective tax rate.

In August 2024, our labor agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) at our TriMas Aerospace facility in Commerce, California, expired. On August 4, 2024, the UAW initiated a strike, causing a work stoppage that resulted in lost production volumes, reduced sales, manufacturing inefficiencies and $2.3 million increased costs through the end of third quarter 2024, with the Company and the UAW reaching a new labor agreement in mid-October 2024.
In third quarter 2024, we commissioned our actuary to update our asbestos study, and upon completion we recorded a pre-tax charge of $5.5 million, which is included in selling, general and administrative expenses.
In third quarter 2024, we recorded a pre-tax charge of $1.8 million for environmental remediation for a waste site in which we had been named a potential responsible party. The waste site related to a waste disposal service provider to one of our former operations.
The effective income tax rate for third quarter 2024 was 25.4% as compared to 16.3% for third quarter 2023. The effective tax rate for third quarter 2024 was higher than in the prior year primarily due to the recognition of approximately $2.4 million of tax benefit related to foreign tax loss carryforwards in the prior year period.
On a year-to-date basis, the following acquisitions were additional drivers of change in our year-over-year results of operations.
In April 2023, we acquired Weldmac Manufacturing Company ("Weldmac"), a designer and manufacturer of complex metal fabricated components and assemblies for the aerospace, defense and space launch end markets for a purchase price of $34.0 million, with additional consideration of $5.5 million paid in July 2023 and remaining contingent consideration ranging from zero to $4.5 million. The Company expects to resolve the remaining contingent consideration matter in fourth quarter 2024. Weldmac, which is reported in our Aerospace segment, is located in El Cajon, California. Weldmac contributed $12.9 million of acquisition-related net sales growth during the nine months ended September 30, 2024.
In February 2023, we acquired Aarts Packaging B.V. ("Aarts"), a luxury packaging solutions provider for beauty and lifestyle brands, as well as for customers in the food and life sciences end markets, for a purchase price of $37.8 million, net of cash acquired. Aarts, which is reported in our Packaging segment, is located in Waalwijk, the Netherlands and contributed $2.8 million of acquisition-related sales growth during the nine months ended September 30, 2024 resulting from its January 2024 sales.
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
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In 2020, our Board of Directors increased the authorization of share repurchases to a cumulative amount of $250 million. During third quarter 2024, we purchased 99,130 shares of our outstanding common stock for an aggregate purchase price of $2.4 million. As of September 30, 2024, we had $67.6 million remaining under the repurchase authorization.
In addition, in third quarter 2024, we declared dividends of $0.04 per share of common stock and paid dividends of $1.7 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, as well as dividends, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	Three months ended September 30,
	2024	As a Percentage of Net Sales	2023	As a Percentage of Net Sales
Net Sales
Packaging	$130,240	56.8%	$116,500	49.5%
Aerospace	70,830	30.9%	67,580	28.7%
Specialty Products	28,290	12.3%	51,260	21.8%
Total	$229,360	100.0%	$235,340	100.0%
Gross Profit
Packaging	$31,000	23.8%	$28,330	24.3%
Aerospace	16,480	23.3%	14,980	22.2%
Specialty Products	4,220	14.9%	12,620	24.6%
Total	$51,700	22.5%	$55,930	23.8%
Selling, General and Administrative Expenses
Packaging	$14,190	10.9%	$11,980	10.3%
Aerospace	10,180	14.4%	7,850	11.6%
Specialty Products	1,840	6.5%	2,110	4.1%
Corporate	18,250	N/A	10,350	N/A
Total	$44,460	19.4%	$32,290	13.7%
Operating Profit (Loss)
Packaging	$17,930	13.8%	$16,470	14.1%
Aerospace	6,310	8.9%	7,130	10.6%
Specialty Products	2,290	8.1%	10,510	20.5%
Corporate	(18,250)	N/A	(10,350)	N/A
Total	$8,280	3.6%	$23,760	10.1%
Depreciation
Packaging	$7,000	5.4%	$6,530	5.6%
Aerospace	1,890	2.7%	1,820	2.7%
Specialty Products	1,000	3.5%	900	1.8%
Corporate	50	N/A	40	N/A
Total	$9,940	4.3%	$9,290	3.9%
Amortization
Packaging	$1,640	1.3%	$1,630	1.4%
Aerospace	2,570	3.6%	2,870	4.2%
Specialty Products	—	—%	110	0.2%
Corporate	—	N/A	—	N/A
Total	$4,210	1.8%	$4,610	2.0%
The following table summarizes detail on the year-over-year sales growth percentages for our reportable segments for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023:

	Third Quarter 2024 vs. Third Quarter 2023
	Organic	Acquisitions	Foreign Exchange	Total
Consolidated TriMas Corporation	(2.3)%	—%	(0.2)%	(2.5)%
Packaging	12.3%	—%	(0.5)%	11.8%
Aerospace	4.8%	—%	—%	4.8%
Specialty Products	(44.8)%	—%	—%	(44.8)%

The following table summarizes financial information for our reportable segments for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine months ended September 30,
	2024	As a Percentage of Net Sales	2023	As a Percentage of Net Sales
Net Sales
Packaging	$389,190	55.8%	$350,040	51.2%
Aerospace	215,890	31.0%	177,370	25.9%
Specialty Products	91,880	13.2%	156,580	22.9%
Total	$696,960	100.0%	$683,990	100.0%
Gross Profit
Packaging	$95,370	24.5%	$84,690	24.2%
Aerospace	51,340	23.8%	34,480	19.4%
Specialty Products	11,710	12.7%	38,980	24.9%
Total	$158,420	22.7%	$158,150	23.1%
Selling, General and Administrative Expenses
Packaging	$43,430	11.2%	$36,640	10.5%
Aerospace	27,480	12.7%	23,290	13.1%
Specialty Products	6,140	6.7%	6,600	4.2%
Corporate	43,840	N/A	37,880	N/A
Total	$120,890	17.3%	$104,410	15.3%
Operating Profit (Loss)
Packaging	$53,060	13.6%	$48,140	13.8%
Aerospace	23,870	11.1%	11,190	6.3%
Specialty Products	5,480	6.0%	32,360	20.7%
Corporate	(43,840)	N/A	(37,880)	N/A
Total	$38,570	5.5%	$53,810	7.9%
Depreciation
Packaging	$20,820	5.3%	$21,190	6.1%
Aerospace	5,900	2.7%	5,770	3.3%
Specialty Products	3,080	3.4%	2,770	1.8%
Corporate	140	N/A	100	N/A
Total	$29,940	4.3%	$29,830	4.4%
Amortization
Packaging	$4,930	1.3%	$4,810	1.4%
Aerospace	7,710	3.6%	8,660	4.9%
Specialty Products	—	—%	340	0.2%
Corporate	—	N/A	—	N/A
Total	$12,640	1.8%	$13,810	2.0%
The following table summarizes detail on the year-over-year sales growth percentages for our reportable segments for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023:

	Year to Date Third Quarter 2024 vs. Year to Date Third Quarter 2023
	Organic	Acquisitions	Foreign Exchange	Total
Consolidated TriMas Corporation	(0.3)%	2.3%	(0.1)%	1.9%
Packaging	10.5%	0.8%	(0.1)%	11.2%
Aerospace	14.4%	7.3%	—%	21.7%
Specialty Products	(41.3)%	—%	—%	(41.3)%

Results of Operations
The principal factors impacting us during the three months ended September 30, 2024, compared with the three months ended September 30, 2023, were:
•Increases in demand for products within our Packaging and Aerospace segments;
•Significant demand decrease in our Specialty Products segment;
•Increased costs, decreased sales levels and manufacturing inefficiencies resulting from a prolonged labor union strike at one of our manufacturing facilities in our Aerospace segment;
•Expenses associated with our asbestos exposure to update the liability to recent actuarial studies;
•Improved material availability and resulting production efficiencies in our Aerospace segment;
•Environmental remediation expenses related to a waste disposal service provider to one of our former operations; and
•An increase in our effective tax rate in third quarter 2024 compared with third quarter 2023.

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Overall, net sales decreased $6.0 million, or 2.5%, to $229.4 million for the three months ended September 30, 2024, as compared with $235.3 million in the three months ended September 30, 2023. Organic sales, excluding the impact of currency exchange, decreased $5.4 million, or 2.3%, as organic sales increases of 12.3% and 4.8% within our Packaging and Aerospace segments, respectively, were more than offset by a 44.8% sales decrease in our Specialty Products segment. In addition, net sales decreased by $0.6 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of the strengthening of the U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 22.5% and 23.8% for the three months ended September 30, 2024 and 2023, respectively. Gross profit margin decreased primarily due to lower sales compared to third quarter of 2023 and related less favorable leveraging of fixed costs within our Specialty Products segment, and increased input costs, production inefficiencies and higher costs related to high demand for certain product lines in our Packaging segment, as well as increased costs and manufacturing inefficiencies resulting from the labor union strike within our Aerospace segment. These decreases were partially offset by higher sales levels, the favorable impact of prior year cost reduction efforts and $1.9 million of lower realignment costs within our Packaging segment. In addition, gross profit increased due to improved fixed costs absorption, reduced material availability constraints, a more favorable product sales mix, favorable commercial recoveries and a non-cash charge related to Weldmac purchase accounting of $1.2 million in third quarter of 2023 that did not repeat within our Aerospace segment.
Operating profit margin (operating profit as a percentage of sales) approximated 3.6% and 10.1% for the three months ended September 30, 2024 and 2023, respectively. Operating profit decreased $15.5 million to $8.3 million in the three months ended September 30, 2024, from $23.8 million for the three months ended September 30, 2023, primarily due to lower sales levels and less favorable leveraging of fixed costs within our Specialty Products segment, $5.5 million of pre-tax charges related to updating our asbestos studies in third quarter 2024 and $1.8 million of pre-tax charges related to our environment remediation obligations. Additionally, operating profit decreased due to increased input costs, production inefficiencies and higher costs related to high demand for certain product lines in our Packaging segment, as well as increased costs and manufacturing inefficiencies resulting from the labor union strike within our Aerospace segment. The decreases were partially offset by higher sales levels, lower realignment costs and the impact of $1.0 million higher net gains on sales of non-core properties within the Packaging segment, as well as reduced material availability constraints, a more favorable product sales mix, favorable commercial recoveries and a non-cash charge related to Weldmac purchase accounting in third quarter of 2023 that did not repeat within the Aerospace segment.
Interest expense increased $0.9 million, to $4.9 million for the three months ended September 30, 2024, compared to $4.0 million for the three months ended September 30, 2023, due to an increase in our weighted average borrowings and a higher effective interest rate as a result of increased borrowings from our revolving credit facility.
Other income (expense) decreased $0.1 million to a nominal amount of expense for the three months ended September 30, 2024, as compared to $0.1 million of expense for the three months ended September 30, 2023, primarily due to a decrease in losses on transactions denominated in foreign currencies.

The effective income tax rate for the three months ended September 30, 2024 and 2023 was 25.4% and 16.3%, respectively. We recorded income tax expense of $0.9 million and $3.2 million for the three months ended September 30, 2024 and 2023, respectively. The effective tax rate for the three months ended September 30, 2024 was higher than in the prior year primarily due to the recognition of approximately $2.4 million of tax benefit related to foreign tax loss carryforwards in the prior year period.
Net income decreased $14.0 million, to $2.5 million for the three months ended September 30, 2024, as compared to $16.5 million for the three months ended September 30, 2023. The decrease was primarily the result of a decrease in operating profit of $15.5 million and an increase in interest expense of $0.9 million, partially offset by a decrease in income tax expense of $2.3 million and a decrease in other expense of $0.1 million.
See below for a discussion of operating results by segment.
Packaging. Net sales increased $13.7 million, or 11.8% (of which 12.3% was organic and (0.5)% was foreign currency exchange), to $130.2 million in the three months ended September 30, 2024, as compared to $116.5 million in the three months ended September 30, 2023. Sales of dispensing products used primarily for beauty, personal care and home care applications increased by $9.2 million. Sales of products used for industrial applications increased by $4.8 million. Sales of products used in food and beverage applications increased by $0.9 million. Net sales decreased by $0.6 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of the strengthening of the U.S. dollar relative to foreign currencies, as compared to third quarter 2023.
Gross profit increased $2.7 million to $31.0 million, or 23.8% of sales, in the three months ended September 30, 2024, as compared to $28.3 million, or 24.3% of sales, in the three months ended September 30, 2023, primarily due to higher sales levels, the favorable impact of prior year cost reduction efforts, and the impact of $1.9 million lower realignment costs. Gross profit margin decreased due to increased input costs, production inefficiencies and increased costs related to high demand for certain product lines.
Selling, general and administrative expenses increased $2.2 million to $14.2 million, or 10.9% of sales, in the three months ended September 30, 2024, as compared to $12.0 million, or 10.3% of sales, in the three months ended September 30, 2023, primarily due to $1.2 million higher information technology costs allocated from Corporate and higher employee-related costs.
Operating profit increased $1.5 million to $17.9 million, or 13.8% of sales, in the three months ended September 30, 2024, as compared to $16.5 million, or 14.1% of sales, in the three months ended September 30, 2023, primarily due to higher sales volume and lower realignment costs and the impact of $1.0 million higher net gains on sale of non-core properties. Operating profit as a percentage of net sales decreased due to increased input costs, production inefficiencies, and higher selling, general and administrative expenses.
Aerospace.    Net sales for the three months ended September 30, 2024 increased $3.3 million, or 4.8%, to $70.8 million, as compared to $67.6 million in the three months ended September 30, 2023. Sales of our engineered components products increased by $3.1 million due to improved throughput. Sales of our fasteners products increased by $0.2 million as increases in aircraft build rates, improved production yield and commercial recoveries were mostly offset by a decrease in sales due to the labor union strike related to negotiations for a new three-year collective bargaining agreement at our Aerospace facility in Commerce, California.
Gross profit increased $1.5 million to $16.5 million, or 23.3% of sales, in the three months ended September 30, 2024, from $15.0 million, or 22.2% of sales, in the three months ended September 30, 2023. Gross profit increased primarily due to higher sales levels and resulting improved fixed cost absorption, reduced material availability constraints, a more favorable product sales mix, favorable commercial recoveries and a $1.2 million purchase accounting non-cash charge related to the step-up of Weldmac's inventory to fair value in third quarter of 2023 that did not repeat. These increases were partially offset by increased costs and manufacturing inefficiencies resulting from the labor union strike.
Selling, general and administrative expenses increased $2.3 million to $10.2 million, or 14.4% of sales, in the three months ended September 30, 2024, as compared to $7.9 million, or 11.6% of sales, in the three months ended September 30, 2023, primarily due to $1.3 million of increased costs related to the labor union strike, higher employee-related costs and higher information technology costs.
Operating profit decreased $0.8 million to $6.3 million, or 8.9% of sales, in the three months ended September 30, 2024, as compared to $7.1 million, or 10.6% of sales, in the three months ended September 30, 2023, as manufacturing inefficiencies and increased costs related to the strike and higher selling, general and administrative expenses more than offset higher sales levels, reduced material availability constraints, a more favorable product sales mix, favorable commercial recoveries and the impact of the purchase accounting adjustment related to Weldmac's inventory step-up to fair value in third quarter of 2023 that did not repeat.

Specialty Products.   Net sales for the three months ended September 30, 2024 decreased $23.0 million, or 44.8%, to $28.3 million, as compared to $51.3 million in the three months ended September 30, 2023. Sales of our forged steel cylinders decreased $16.6 million, or 41.8%, due predominantly to lower demand for heating, ventilation, and air conditioning ("HVAC") applications as compared to the prior year quarter where a high rate of orders were placed by customers concerned with global supply of cylinders for HVAC applications. Sales of natural gas fired engines, compressors and related parts used in remote power generation and assistance applications for natural gas and crude oil extraction decreased by $6.4 million, or 55.1%, primarily as a result of lower compression package sales from a customer that has reduced their ordering rate significantly as compared to prior year quarter.
Gross profit decreased $8.4 million to $4.2 million, or 14.9% of sales, in the three months ended September 30, 2024, as compared to $12.6 million, or 24.6% of sales, in the three months ended September 30, 2023, primarily due to lower sales levels, which resulted in significantly less favorable absorption of fixed costs.
Selling, general and administrative expenses decreased $0.3 million to $1.8 million, or 6.5% of sales, in the three months ended September 30, 2024, as compared to $2.1 million, or 4.1% of sales, in the three months ended September 30, 2023, as $0.5 million of information technology costs allocated from Corporate was more than offset by reduced spending levels in third quarter of 2024, consistent with current lower demand levels.
Operating profit decreased $8.2 million to $2.3 million, or 8.1% of sales, in the three months ended September 30, 2024, as compared to $10.5 million, or 20.5% of sales, in the three months ended September 30, 2023, primarily due to lower sales levels, which resulted in significantly less favorable absorption of fixed costs.
Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended September 30,
	2024	2023
Corporate operating expenses	$8.6	$7.2
Non-cash stock compensation	1.6	3.1
Legacy expenses	8.1	0.1
Corporate expenses	$18.3	$10.4
Corporate expenses increased $7.9 million to $18.3 million for the three months ended September 30, 2024, from $10.4 million for the three months ended September 30, 2023, primarily due to a $5.5 million pre-tax charge related to updating our asbestos studies in the third quarter of 2024, $2.2 million of higher professional fees primarily for business diligence and strategic consulting, and a $1.8 million pre-tax charge for environmental remediation obligations related to a waste disposal service provider to one of our former operations. Information technology costs increased during the period by $0.1 million, as $2.3 million of technology costs allocated to our segments, which were not allocated in 2023, were offset by higher costs associated with the upgrade of certain key information technology applications. These increases were partially offset by a $1.5 million decrease in non-cash stock compensation due to timing and estimated attainment of existing awards.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Overall, net sales increased $13.0 million, or 1.9%, to $697.0 million for the nine months ended September 30, 2024, as compared with $684.0 million in the nine months ended September 30, 2023. Acquisition-related sales growth was $15.7 million, comprised of $2.8 million from our February 2023 acquisition of Aarts, and $12.9 million from our April 2023 acquisition of Weldmac. Organic sales, excluding the impact of currency exchange and acquisitions, decreased $2.4 million, or 0.3%, as organic sales increases of 10.5% and 14.4% within our Packaging and Aerospace segments, respectively, driven by end market demand improvements were more than offset by a 41.3% sales decrease in our Specialty Products segment due to lower market demand. In addition, net sales decreased by $0.3 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of a strengthening U.S. dollar relative to foreign currencies.

Gross profit margin (gross profit as a percentage of sales) approximated 22.7% for the nine months ended September 30, 2024 and 23.1% for the nine months ended September 30, 2023. Gross profit margin decreased primarily due to reduced sales and significantly less favorable absorption of fixed costs within our Specialty Products segment as well as increased input costs, the impact of a $2.6 million commercial settlement in 2023 that did not repeat in the first nine months of 2024, and higher production costs related to demand reversion above peak capacity for certain product lines in our Packaging segment. Also contributing to the decrease in gross profit were increased costs and manufacturing inefficiencies resulting from the labor union strike within our Aerospace segment. The decrease in gross profit was partially offset by higher sales levels and related improved fixed cost absorption and the impact of a non-cash charge related to purchase accounting in the first nine months of 2023 that did not repeat within our Packaging and Aerospace segments. Additionally, gross margin increased due to reduced material availability constraints, a more favorable product sales mix, and favorable commercial recoveries within our Aerospace segment, and the lower year-over-year impact of realignment costs within our Packaging segment.
Operating profit margin (operating profit as a percentage of sales) approximated 5.5% and 7.9% for the nine months ended September 30, 2024 and 2023, respectively. Operating profit decreased $15.2 million, to $38.6 million, for the nine months ended September 30, 2024, compared to $53.8 million for the nine months ended September 30, 2023, primarily due to decreased sales and significantly less favorable absorption of fixed costs within our Specialty Products segment, a $5.5 million pre-tax charge related to updating our asbestos studies in third quarter 2024, and $2.5 million of pre-tax charges related to our environmental remediation obligations. Additionally, operating profit decreased due to increased input costs and higher production costs related to high demand for certain product lines in our Packaging segment, as well as increased costs and manufacturing inefficiencies resulting from the labor union strike within our Aerospace segment. The decreases were partially offset by higher sales levels and related improved fixed cost absorption and the impact of a non-cash charge related to purchase accounting in the first nine months of 2023 that did not repeat within our Packaging and Aerospace segments. Operating profit further increased due to lower realignment costs and the impact of $1.0 million higher net gains on sales of non-core properties within the Packaging segment, as well as reduced material availability constraints, a more favorable product sales mix, and favorable commercial recoveries within the Aerospace segment.
Interest expense increased $3.4 million, to $15.0 million, for the nine months ended September 30, 2024, as compared to $11.6 million for the nine months ended September 30, 2023, due to an increase in our weighted average borrowings and a higher effective interest rate as a result of increased borrowings from our revolving credit facility.
Other income (expense) increased $0.3 million to $0.3 million of expense for the nine months ended September 30, 2024, as compared to a nominal amount of expense for the nine months ended September 30, 2023, primarily due to an increase in net losses on transactions denominated in foreign currencies, partially offset by a non-cash settlement charge for our Canadian defined benefit obligations during the nine months ended September 30, 2023.
The effective income tax rate for the nine months ended September 30, 2024 and 2023 was 20.0% and 23.1%, respectively. We recorded tax expense of $4.6 million for the nine months ended September 30, 2024, as compared to $9.7 million for the nine months ended September 30, 2023, including tax benefits related to foreign tax loss carryforwards of $1.7 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate for the nine months ended September 30, 2024 is lower than in the prior year primarily due to a decrease in losses in jurisdictions where no tax benefit could be recorded and the recognition of tax benefits related to foreign tax loss carryforwards. While the recorded tax benefit related to foreign tax loss carryforwards decreased compared to the prior year period, the impact on the effective tax rate increased due to a reduction in pre-tax income.
Net income decreased by $13.8 million, to $18.6 million for the nine months ended September 30, 2024, compared to $32.4 million for the nine months ended September 30, 2023. The decrease was primarily the result of a decrease in operating profit of $15.2 million, increase in interest expense of $3.4 million, and increase in other expense of $0.3 million, partially offset by $5.1 million decrease in income tax expense.
See below for a discussion of operating results by segment.

Packaging.   Net sales increased $39.2 million, or 11.2% (of which 10.5% was organic, 0.8% related to acquisitions, and (0.1)% was foreign currency exchange), to $389.2 million in the nine months ended September 30, 2024, as compared to $350.0 million in the nine months ended September 30, 2023. Acquisition-related sales growth was $2.8 million resulting from the January 2024 sales of our February 2023 acquisition of Aarts. Sales of dispensing products used primarily for beauty, personal care and home care applications increased by $26.6 million. Sales of products used for industrial applications increased by $11.0 million. Sales for life sciences, pharmaceutical and nutraceutical applications increased by $2.4 million. These increases were partially offset by the decrease in sales of products used in food and beverage applications of $2.6 million, primarily due to reduced demand for certain dairy applications in North America and beverage closure applications in Europe as certain customers prepare for cutting over to a new product design. Net sales decreased by $0.3 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of the strengthening U.S. dollar relative to foreign currencies, as compared to 2023.
Gross profit increased $10.7 million to $95.4 million, or 24.5% of sales, in the nine months ended September 30, 2024, as compared to $84.7 million, or 24.2% of sales, in the nine months ended September 30, 2023, primarily due to higher sales levels and resulting improved fixed cost absorption, the favorable impact of prior year cost reduction efforts, and the impact of $5.2 million lower realignment costs and a $0.8 million purchase accounting non-cash charge related to the step-up of inventory to fair value in the first nine months of 2023 that did not repeat in the first nine months of 2024. The increase in gross profit was partially offset by a successful $2.6 million commercial settlement in 2023 that did not repeat, increased input costs, including expedited freight and labor, required to timely fulfill an abrupt increase in a customer's orders in 2024, and higher costs related to high demand for certain product lines.
Selling, general and administrative expenses increased $6.8 million to $43.4 million, or 11.2% of sales, in the nine months ended September 30, 2024, as compared to $36.6 million, or 10.5% of sales, in the nine months ended September 30, 2023, primarily due to $3.4 million higher information technology costs allocated from Corporate, higher employee-related costs and higher professional fees.
Operating profit increased $4.9 million to $53.1 million, or 13.6% of sales, in the nine months ended September 30, 2024, as compared to $48.1 million, or 13.8% of sales, in the nine months ended September 30, 2023, primarily due to higher sales levels, improved fixed cost absorption, and the favorable impact of prior realignment actions, and the impact of $1.0 million higher net gains on sale of non-core properties. These increases were partially offset by higher selling, general and administrative expenses, the impact of a successful commercial settlement in first nine months of 2023 that did not repeat, and increased input costs, including expedited freight to timely fulfill an abrupt increase in a customer's orders.
Aerospace.    Net sales for the nine months ended September 30, 2024 increased $38.5 million, or 21.7% (of which 14.4% was organic and 7.3% related to acquisitions), to $215.9 million, as compared to $177.4 million in the nine months ended September 30, 2023. Acquisition-related sales growth from our April 2023 acquisition of Weldmac was $12.9 million. Sales of our fasteners products increased by $16.0 million due to increases in aircraft build rates, improved production yield and commercial recoveries, partially offset by a decrease in sales due to the labor union strike related to negotiations for the renewal of the collective bargaining agreement at our Aerospace facility in Commerce, California. Sales of our engineered components products increased by $9.6 million due to improved throughput.
Gross profit increased $16.9 million to $51.3 million, or 23.8% of sales, in the nine months ended September 30, 2024, from $34.5 million, or 19.4% of sales, in the nine months ended September 30, 2023. Gross profit increased primarily due to higher sales levels and resulting improved fixed cost absorption, reduced material availability constraints, a more favorable product sales mix, favorable commercial recoveries, and a $2.0 million purchase accounting non-cash charge related to the step-up of inventory to fair value in 2023 that did not repeat. These increases were partially offset by increased costs and manufacturing inefficiencies resulting from the labor union strike.
Selling, general and administrative expenses increased $4.2 million to $27.5 million, or 12.7% of sales, in the nine months ended September 30, 2024, as compared to $23.3 million, or 13.1% of sales, in the nine months ended September 30, 2023, primarily due to higher employee-related costs, higher information technology costs, $1.3 million of increased costs related to the labor union strike, and higher ongoing selling, general and administrative costs associated with our acquisition of Weldmac. These increases were partially offset by lower legal costs and lower intangible asset amortization expense due to certain assets becoming fully amortized.
Operating profit increased $12.7 million to $23.9 million, or 11.1% of sales, in the nine months ended September 30, 2024, as compared to $11.2 million, or 6.3% of sales, in the nine months ended September 30, 2023, primarily due to the impact of higher sales levels, improved fixed cost absorption, reduced material availability production constraints, a more favorable product sales mix, commercial recoveries, and a purchase accounting adjustment related to Weldmac's inventory step-up to fair value in 2023 that did not repeat, partially offset by higher selling, general and administrative expenses and increased costs and manufacturing inefficiencies related to the strike.

Specialty Products.    Net sales for the nine months ended September 30, 2024 decreased $64.7 million, or 41.3%, to $91.9 million, as compared to $156.6 million in the nine months ended September 30, 2023. Sales of forged steel cylinders decreased $43.6 million, or 36.4%, due predominantly to lower demand for HVAC applications as compared to the prior year where a high rate of orders were placed by customers concerned with global supply of steel cylinders for HVAC applications. Sales of natural gas fired engines, compressors and related parts used in remote power generation and assistance applications for natural gas and crude oil extraction decreased by $21.1 million, or 57.4%, primarily as a result of lower compression package sales from a customer that has reduced their ordering rate significantly as compared to the prior year.
Gross profit decreased $27.3 million to $11.7 million, or 12.7% of sales, in the nine months ended September 30, 2024, as compared to $39.0 million, or 24.9% of sales, in the nine months ended September 30, 2023, primarily due to lower sales levels, which resulted in significantly less favorable absorption of fixed costs.
Selling, general and administrative expenses decreased $0.5 million to $6.1 million, or 6.7% of sales, in the nine months ended September 30, 2024, as compared to $6.6 million, or 4.2% of sales, in the nine months ended September 30, 2023, as $1.3 million of higher information technology costs allocated from Corporate was more than offset by cost reduction actions in the first nine months of 2024, in response to lower market demand levels.
Operating profit decreased $26.9 million to $5.5 million, or 6.0% of sales, in the nine months ended September 30, 2024, as compared to $32.4 million, or 20.7% of sales, in the nine months ended September 30, 2023, primarily due to lower sales levels, which resulted in significantly less favorable absorption of fixed costs.
Corporate.    Corporate expenses, net consist of the following (dollars in millions):

	Nine months ended September 30,
	2024	2023
Corporate operating expenses	$27.3	$28.5
Non-cash stock compensation	8.1	9.3
Legacy expenses	8.4	0.1
Corporate expenses	$43.8	$37.9
Corporate expenses increased $6.0 million to $43.8 million for the nine months ended September 30, 2024, from $37.9 million for the nine months ended September 30, 2023, primarily due to a $5.5 million pre-tax charge related to updating our asbestos studies in the third quarter of 2024 and $2.5 million of pre-tax charges related to our environment remediation obligations. The increases were partially offset by a $1.3 million decrease in non-cash stock compensation due to timing and estimated attainment of existing awards, a $0.9 million decrease in professional fees as we incurred less costs for business strategy and other consulting services, and a $0.2 million decrease in technology costs, as $6.7 million of technology costs allocated to our segments was mostly offset by $6.5 million higher costs in preparation for upgrades in certain of our information technology application.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were $36.7 million for the nine months ended September 30, 2024, as compared to cash provided of $57.6 million for the nine months ended September 30, 2023. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:
•For the nine months ended September 30, 2024, we generated $87.3 million in cash flows, based on net income of $18.6 million and after considering the effects of non-cash items related to depreciation, amortization, and gain on dispositions of assets, changes in deferred income taxes, stock-based compensation, provision for losses on accounts receivable, changes in asbestos and environmental liability estimates, and other operating activities. For the nine months ended September 30, 2023, we generated $89.4 million in cash flows based on net income of $32.4 million and after considering the effects of similar non-cash items, except for changes in provision for losses on accounts receivable.
•Increases in accounts receivable resulted in a use of cash of $15.9 million and $22.6 million for the nine months ended September 30, 2024 and 2023, respectively. The decreased use of cash for each of the nine month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables increased one day through the nine months ended September 30, 2024, and increased by five days through the nine months ended September 30, 2023.
•We increased our investment in inventory by $23.1 million for the nine months ended September 30, 2024, while we decreased our investment in inventory by $1.8 million for the nine months ended September 30, 2023. Our days sales in inventory increased by four days through the nine months ended September 30, 2024, as we continued to manage inventory levels, considering our supply needs, and balanced with sales growth within our Packaging and Aerospace segments. Our days sales in inventory decreased by two days through the nine months ended September 30, 2023, primarily as a result of moderating inventory levels with sales level.
•Increases in prepaid expenses and other assets resulted in a use of cash of $4.6 million and $0.7 million for the nine months ended September 30, 2024, and 2023, respectively. These changes were primarily a result of the timing of payments made for income taxes and certain operating expenses.
•Decreases in accounts payable and accrued liabilities resulted in a use of cash of $7.0 million and $10.4 million for the nine months ended September 30, 2024 and 2023, respectively. Days accounts payable on hand decreased by nine days through the nine months ended September 30, 2024 and decreased by eight days for the nine months ended September 30, 2023. Our days accounts payable on hand fluctuate primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms.
Net cash used for investing activities for the nine months ended September 30, 2024 and 2023 was $31.9 million and $111.8 million, respectively. During the first nine months of 2024, we invested $36.0 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects. We also received net proceeds of $4.1 million from disposition of property and equipment. During the first nine months of 2023, we invested $34.9 million in capital expenditures, paid $77.3 million, net of cash acquired, to acquire Aarts and Weldmac, and received net proceeds of $0.5 million from disposition of property and equipment.
Net cash used for financing activities was $12.8 million and $23.2 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, we received net proceeds of $13.4 million from borrowings on our revolving credit facilities, purchased $19.3 million of our outstanding common stock, used a net cash amount of $1.6 million related to our stock compensation arrangements, paid dividends of $5.0 million, and paid $0.3 million related to other financing activities. Our reported net proceeds from borrowings on our revolving credit facilities considers the impact of foreign currency translation. During the nine months ended September 30, 2023, we received net proceeds of $1.1 million from borrowings on our revolving credit facilities, purchased $13.4 million of outstanding common stock, used a net cash amount of $2.7 million related to our stock compensation arrangements, paid dividends of $5.0 million, and paid $3.2 million related to liabilities assumed in our acquisition of Aarts.

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
For the nine months ended September 30, 2024, our consolidated subsidiaries that do not guarantee the Senior Notes represented 30% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented 37% and 12% of the total guarantor and non-guarantor assets and liabilities, respectively, as of September 30, 2024, treating the guarantor and non-guarantor subsidiaries each as a consolidated group.
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
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of September 30, 2024. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 2.76 to 1.00 at September 30, 2024. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of September 30, 2024. Our actual interest expense coverage ratio was 8.18 to 1.00 at September 30, 2024. At September 30, 2024, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended September 30, 2024 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended September 30, 2024
Net income	$26,550
Bank stipulated adjustments:
Interest expense	19,310
Income tax expense	5,130
Depreciation and amortization	56,530
Non-cash compensation expense(1)	8,400
Other non-cash expenses or losses	170
Non-recurring expenses or costs(2)	21,960
Extraordinary, non-recurring or unusual gains or losses	8,530
Effects of purchase accounting adjustments	400
Business and asset dispositions	(770)
Currency gains and losses	1,250
Consolidated Bank EBITDA, as defined	$147,460

	September 30, 2024
Total Indebtedness, as defined(3)	$406,510
Consolidated Bank EBITDA, as defined	147,460
Total net leverage ratio	2.76	x
Covenant requirement	4.00	x

Twelve Months Ended September 30, 2024
Interest expense	$19,310
Bank stipulated adjustments:
Interest income	(340)
Non-cash amounts attributable to amortization of financing costs	(950)
Total Consolidated Cash Interest Expense, as defined	$18,020

	September 30, 2024
Consolidated Bank EBITDA, as defined	$147,460
Total Consolidated Cash Interest Expense, as defined	18,020
Actual interest expense coverage ratio	8.18	x
Covenant requirement	3.00	x
_____________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to diligence and transaction costs, strike related costs, severance, relocation, restructuring and curtailment expenses.
(3)    Includes $4.5 million of acquisition-related contingent consideration, $3.5 million of derivative liabilities, and $1.9 million of finance leases as of September 30, 2024.

At September 30, 2024, we had $13.5 million outstanding under our revolving credit facility and had $280.2 million potentially available after giving effect to $6.3 million of letters of credit issued and outstanding. At December 31, 2023, we had no amounts outstanding under our revolving credit facility and had $294.0 million potentially available after giving effect to $6.0 million of letters of credit issued and outstanding. Our letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of leverage restrictions contained in the Credit Agreement, as of September 30, 2024 and December 31, 2023, we had $183.3 million and $256.9 million, respectively, of borrowing capacity available for general corporate purposes.
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
Our weighted average borrowings during the first nine months of 2024 approximated $437.5 million, compared to $420.5 million during the first nine months of 2023, primarily due to borrowings made on our revolving credit facility.
In May 2021, we, through one of our non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4.0 million. The facility is guaranteed by TriMas Corporation. At September 30, 2024, we had $0.1 million outstanding on this loan facility.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.
While the majority of our cash on hand as of September 30, 2024 is located outside of the U.S., given available funding under our revolving credit facility of $183.3 million at September 30, 2024 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future, as well as dividends and share repurchases.
We are subject to variable interest rates on our revolving credit facility, which is subject to a benchmark interest rate determined based on the currency denomination of borrowings. At September 30, 2024, the 1-Month SOFR approximated 5.0% and the Prime rate approximated 8.0%. Based on our variable rate-based borrowings outstanding at September 30, 2024, a 1% increase in the per annum interest rate would increase our interest expense by $0.1 million annually.
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
In March 2020, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $250 million in the aggregate. In the nine months ended September 30, 2024, we purchased 771,067 shares of our outstanding common stock for an aggregate purchase price of $19.3 million. Since the initial authorization through September 30, 2024, we have purchased 6,566,564 shares of our outstanding common stock for an aggregate purchase price of $182.4 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock and the payment of dividends, depending on market conditions, and other factors.
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

We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of September 30, 2024, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of $141.9 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 10, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
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
Outlook
In 2023, we proactively managed through demand weakness in certain of our packaging businesses and an imbalance of high demand against a lack of material and skilled labor availability in our aerospace businesses. While we believe supply-related production challenges are largely behind us in the Aerospace segment, we have further opportunity to improve our production throughput, and hence conversion, within our Packaging segment through the remainder of 2024 and into 2025. Within our Specialty Products segment, we currently are working through a significant demand trough as compared to the prior year period where we enjoyed exceptional sales rates and commercial strength. Within Specialty Products, we believe sales rates are firming up, and therefore, we anticipate sequential improvement in operating profit as we move forward based on structural costs saving actions we have implemented. We will continue to monitor trends in demand changes and adjust costs and investments accordingly.
We have seen a number of global market uncertainties stemming from the macro-economic environment in the past few years, including significant challenges in inflationary pressures, supply chain disruptions and labor availability, as well as significant volatility in our customers' sentiment and order patterns. While we expect a continued modest demand recovery in certain of our consumer products and industrial markets and continued strength in our aerospace & defense market, we remain cautious of the impact of global market uncertainty. However, no matter the outcome of these factors, we expect to continue to mitigate, as much as practical, the impact of these challenges, executing on streamlining actions and taking other steps as necessary, to maintain our strong balance sheet and generate cash in support of our capital allocation strategy.
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
During the quarter ended September 30, 2024, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2023.

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
Evaluation of disclosure controls and procedures
As of September 30, 2024, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
July 1, 2024 to July 31, 2024	14,704	$24.97	14,704	$69.7
August 1, 2024 to August 31, 2024	63,000	$24.24	63,000	$68.2
September 1, 2024 to September 30, 2024	21,426	$24.90	21,426	$67.6
Total	99,130	$24.49	99,130	$67.6
__________________________
(1)     In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate from its previous authorization of $150 million. The increased authorization includes the value of shares already purchased under the previous authorization. Pursuant to this share repurchase program, during the three months ended September 30, 2024, the Company repurchased 99,130 shares of its common stock at a cost of $2.4 million. The share repurchase program is effective and has no expiration date.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101	The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ SCOTT A. MELL

Date:	November 4, 2024	By:	Scott A. Mell Chief Financial Officer