Form 10-Q
period 2025-03-31
TRIMAS CORP
filed 2025-04-29
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	March 31, 2025
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 22, 2025, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 40,651,688 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to: general economic and currency conditions; competitive factors; market demand; our ability to realize our business strategies; government and regulatory actions, including, without limitation, the impact of current and future tariffs and reciprocal tariffs, quotas and surcharges, as well as climate change legislation and other environmental regulations; our ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; pressures on our supply chain, including availability of raw materials and inflationary pressures on raw material and energy costs, and customers; the performance of our subcontractors and suppliers; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; risks associated with a concentrated customer base; information technology and other cyber-related risks; risks related to our international operations, including, but not limited to, risks relating to tensions between the United States and China; changes to fiscal and tax policies; intellectual property factors; uncertainties associated with our ability to meet customers’ and suppliers’ sustainability and environmental, social and governance ("ESG") goals and achieve our sustainability and ESG goals in alignment with our own announced targets; litigation; contingent liabilities relating to acquisition activities; interest rate volatility; our leverage; liabilities imposed by our debt instruments; labor disputes and shortages; the disruption of operations from catastrophic or extraordinary events, including, but not limited to, natural disasters, geopolitical conflicts and public health crises; the amount and timing of future dividends and/or share repurchases, which remain subject to Board approval and depend on market and other conditions; our future prospects; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this report. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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
We disclose important factors that could cause our actual results to differ materially from our expectations implied by our forward-looking statements under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributed to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other conditions, results of operations, prospects and ability to service our debt.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$32,710	$23,070
Receivables, net of reserves of $2.4 million and $3.2 million as of March 31, 2025 and December 31, 2024, respectively	183,840	164,820
Inventories	218,890	209,190
Prepaid expenses and other current assets	29,470	29,560
Total current assets	464,910	426,640
Property and equipment, net	321,940	318,650
Operating lease right-of-use assets	45,290	40,480
Goodwill	376,970	356,360
Other intangibles, net	163,330	161,080
Deferred income taxes	9,900	10,760
Other assets	11,410	10,210
Total assets	$1,393,750	$1,324,180
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$87,360	$91,050
Accrued liabilities	68,450	60,340
Lease liabilities, current portion	9,120	8,040
Total current liabilities	164,930	159,430
Long-term debt, net	434,190	398,120
Lease liabilities	40,520	36,680
Deferred income taxes	21,240	20,110
Other long-term liabilities	46,300	42,540
Total liabilities	707,180	656,880
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 40,712,054 shares at March 31, 2025 and 40,574,847 shares at December 31, 2024	410	410
Paid-in capital	664,550	663,770
Retained earnings	32,470	21,670
Accumulated other comprehensive loss	(10,860)	(18,550)
Total shareholders' equity	686,570	667,300
Total liabilities and shareholders' equity	$1,393,750	$1,324,180

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended March 31,
	2025	2024
Net sales	$241,670	$227,100
Cost of sales	(184,640)	(174,390)
Gross profit	57,030	52,710
Selling, general and administrative expenses	(40,540)	(40,330)
Net gain on dispositions of assets	5,290	60
Operating profit	21,780	12,440
Other expense, net:
Interest expense	(4,520)	(4,930)
Other income (expense), net	(100)	(320)
Other expense, net	(4,620)	(5,250)
Income before income tax expense	17,160	7,190
Income tax expense	(4,740)	(2,050)
Net income	$12,420	$5,140
Basic earnings per share:
Net income per share	$0.31	$0.13
Weighted average common shares—basic	40,605,288	41,018,049
Diluted earnings per share:
Net income per share	$0.30	$0.12
Weighted average common shares—diluted	40,969,299	41,322,014

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2025	2024
Net income	$12,420	$5,140
Other comprehensive income (loss):
Defined benefit plans (Note 17)	10	20
Foreign currency translation	10,800	(3,510)
Derivative instruments (Note 10)	(3,120)	590
Total other comprehensive income (loss)	7,690	(2,900)
Total comprehensive income	$20,110	$2,240

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$12,420	$5,140
Adjustments to reconcile net income to net cash provided by (used for) operating activities, net of acquisition impact:
Gain on dispositions of assets	(5,290)	(60)
Depreciation	9,640	9,980
Amortization of intangible assets	4,190	4,210
Amortization of debt issue costs	240	240
Deferred income taxes	1,970	3,410
Non-cash compensation expense	2,990	4,570
Provision for losses on accounts receivable	(780)	770
Increase in receivables	(14,670)	(16,190)
Increase in inventories	(4,610)	(14,260)
Decrease in prepaid expenses and other assets	3,890	510
Increase (decrease) in accounts payable and accrued liabilities	1,060	(3,670)
Other operating activities	(1,860)	1,660
Net cash provided by (used for) operating activities, net of acquisition impact	9,190	(3,690)
Cash Flows from Investing Activities:
Capital expenditures	(12,940)	(13,250)
Acquisition of business, net of cash acquired	(37,160)	—
Net proceeds from disposition of business, property and equipment	20,490	110
Net cash used for investing activities	(29,610)	(13,140)
Cash Flows from Financing Activities:
Proceeds from borrowings on revolving credit facilities	98,200	68,890
Repayments of borrowings on revolving credit facilities	(62,930)	(39,820)
Debt financing fees	(1,260)	—
Payments to purchase common stock	(460)	(13,320)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(1,760)	(1,560)
Dividends paid	(1,610)	(1,660)
Other financing activities	(120)	(120)
Net cash provided by financing activities	30,060	12,410
Cash and Cash Equivalents:
Increase (decrease) for the period	9,640	(4,420)
At beginning of period	23,070	34,890
At end of period	$32,710	$30,470
Supplemental disclosure of cash flow information:
Cash paid for interest	$760	$490
Cash paid for taxes	$2,990	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Three Months Ended March 31, 2025 and 2024
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2024	$410	$663,770	$21,670	$(18,550)	$667,300
Net income	—	—	12,420	—	12,420
Other comprehensive income	—	—	—	7,690	7,690
Purchase of common stock	—	(450)	(10)	—	(460)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,760)	—	—	(1,760)
Non-cash compensation expense	—	2,990	—	—	2,990
Dividends declared	—	—	(1,610)	—	(1,610)
Balances, March 31, 2025	$410	$664,550	$32,470	$(10,860)	$686,570

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2023	$410	$677,660	$4,230	$650	$682,950
Net income	—	—	5,140	—	5,140
Other comprehensive loss	—	—	—	(2,900)	(2,900)
Purchase of common stock	—	(13,240)	(80)	—	(13,320)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,560)	—	—	(1,560)
Non-cash compensation expense	—	4,570	—	—	4,570
Dividends declared	—	—	(1,660)	—	(1,660)
Balances, March 31, 2024	$410	$667,430	$7,630	$(2,250)	$673,220

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
Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2024 Annual Report on Form 10-K.
2. New Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"), which requires disclosures, in the notes to the financial statements, about the types of expenses included in certain expense captions presented on the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.
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
3. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Three months ended March 31,
Customer Markets	2025	2024
Consumer Products	$102,850	$103,580
Aerospace & Defense	89,210	67,340
Industrial	49,610	56,180
Total net sales	$241,670	$227,100
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4. Realignment Actions
2025 Realignment Actions
During the three months ended March 31, 2025, the Company recorded $3.8 million of realignment costs related to actions to reorganize its corporate office, primarily for severance and consulting costs, including $1.5 million of non-cash compensation expense. These charges were included in selling, general and administrative expenses in the accompanying consolidated statement of income.
5. Acquisitions and Sale of Business
2025 Acquisitions
On February 17, 2025, the Company acquired the aerospace business of GMT Gummi-Metall-Technik GmbH (“GMT”) for a purchase price of $37.2 million. Based on a preliminary purchase price allocation, the fair value of assets acquired and liabilities assumed included $15.3 million of goodwill, $4.6 million of intangible assets, $0.2 million of property and equipment, and $17.1 million of net working capital. The final purchase price remains subject to an adjustment for net working capital as defined in the purchase agreement. Based in Germany, GMT’s aerospace division (“GMT Aerospace”) develops and manufactures a wide range of tie-rods and rubber-metal anti-vibration systems for commercial and military aerospace applications with annual net sales of approximately €22.0 million. GMT Aerospace is part of the Aerospace reportable segment.
Sale of Business
On January 31, 2025, the Company completed the sale of its Arrow Engine business within the Specialty Products segment for net cash proceeds of $20.5 million, with the final sale price remaining subject to a working capital adjustment, if any, which is expected to be completed by mid-2025. As a result, the Company recorded a pre-tax gain of $5.3 million.
6. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2025 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2024	$280,500	$69,300	$6,560	$356,360
Goodwill from acquisitions	—	15,340	—	15,340
Foreign currency translation and other	4,620	650	—	5,270
Balance, March 31, 2025	$285,120	$85,290	$6,560	$376,970

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Other Intangible Assets
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of March 31, 2025		As of December 31, 2024
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$144,200	$(97,690)	$138,840	$(95,360)
Customer relationships, 15 – 25 years	129,230	(88,230)	129,230	(86,690)
Total customer relationships	273,430	(185,920)	268,070	(182,050)
Technology and other, 1 – 15 years	55,880	(43,500)	56,790	(44,590)
Technology and other, 17 – 30 years	43,300	(41,170)	43,300	(41,080)
Total technology and other	99,180	(84,670)	100,090	(85,670)
Indefinite-lived intangible assets:
Trademark/Trade names	61,310	—	60,640	—
Total other intangible assets	$433,920	$(270,590)	$428,800	$(267,720)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended March 31,
	2025	2024
Technology and other, included in cost of sales	$800	$790
Customer relationships, included in selling, general and administrative expenses	3,390	3,420
Total amortization expense	$4,190	$4,210
7. Inventories
Inventories consist of the following components (dollars in thousands):

	March 31, 2025	December 31, 2024
Finished goods	$86,040	$86,430
Work in process	64,170	62,380
Raw materials	68,680	60,380
Total inventories	$218,890	$209,190

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
8. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	March 31, 2025	December 31, 2024
Land and land improvements	$30,130	$30,810
Buildings	88,860	93,780
Machinery and equipment	532,570	524,390
	651,560	648,980
Less: Accumulated depreciation	329,620	330,330
Property and equipment, net	$321,940	$318,650
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended March 31,
	2025	2024
Depreciation expense, included in cost of sales	$9,380	$9,750
Depreciation expense, included in selling, general and administrative expenses	260	230
Total depreciation expense	$9,640	$9,980
9. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	March 31, 2025	December 31, 2024
4.125% Senior Notes due April 2029	$400,000	$400,000
Credit Agreement	38,490	1,500
Debt issuance costs	(4,300)	(3,380)
Long-term debt, net	$434,190	$398,120
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Credit Agreement
In March 2025, the Company amended its existing credit agreement ("Credit Agreement") to extend the maturity date. The Company incurred fees and expenses of $1.3 million related to the amendment, all of which was capitalized as debt issuance costs. The Company also recorded $0.1 million of non-cash expense related to the write-off of previously capitalized deferred financing fees.
Below is a summary of key terms under the Credit Agreement as of March 31, 2025, compared to the key terms prior to the amendment (showing gross availability):

Instrument	Amount ($ in millions)	Maturity Date
Credit Agreement (as amended)
Senior secured revolving credit facility	$250.0	3/31/2030

Credit Agreement (prior to amending)
Senior secured revolving credit facility	$300.0	3/29/2026

The Credit Agreement is subject to benchmark interest rates determined based on the currency denomination of borrowings, with British pound sterling borrowings subject to the Sterling Overnight Index Average, Euro borrowings to the Euro InterBank Offered Rate and U.S. dollar borrowings subject to the Secured Overnight Financing Rate, each plus a spread that ranges from 1.375% to 2.00% based upon the leverage ratio, as defined, as of the most recent determination date. The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate.
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
At March 31, 2025, the Company had $38.5 million outstanding under its revolving credit facility and had $205.2 million potentially available after giving effect to $6.3 million of letters of credit issued and outstanding. At December 31, 2024, the Company had $1.5 million outstanding under its revolving credit facility and had $292.2 million potentially available after giving effect to $6.3 million of letters of credit issued and outstanding. After consideration of leverage restrictions contained in the Credit Agreement, as of March 31, 2025 and December 31, 2024, the Company had $207.4 million and $216.7 million, respectively, of borrowing capacity available for general corporate purposes.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $250.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement. The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under any accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At March 31, 2025, the Company was in compliance with its financial covenants contained in the Credit Agreement.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Other Revolving Loan Facility
In May 2021, the Company, through one of its non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings outstanding on this loan facility as of March 31, 2025 or December 31, 2024.
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.125% Senior Notes due April 2029	$400,000	$370,000	$400,000	$365,000
Revolving credit facility	38,490	38,490	1,500	1,500
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
As of March 31, 2025 and December 31, 2024, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Caption	March 31, 2025	December 31, 2024
Net Investment Hedges
Cross-currency swaps	Other long-term liabilities	$(7,050)	$(2,920)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the income recognized in accumulated other comprehensive income (loss) ("AOCI") on derivative contracts designated as hedging instruments as of March 31, 2025 and December 31, 2024, and the amounts reclassified from AOCI into earnings for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
	As of March 31, 2025	As of December 31, 2024	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Three months ended March 31,
				2025	2024
Net Investment Hedges
Cross-currency swaps	$13,180	$16,300	Other income (expense), net	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.
Derivatives Not Designated as Hedging Instruments
As of March 31, 2025, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of $121.1 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, Canadian dollar, Chinese yuan, and the Mexican peso, as well as between the Euro and British pound, and have various settlement dates through September 2025. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of income.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of income (dollars in thousands):

		Amount of Income (Loss) Recognized in Earnings on Derivatives
		Three months ended March 31,
	Location of Income (Loss) Recognized in Earnings on Derivatives	2025	2024
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(2,300)	$1,710
Cross-currency swaps	Other income (expense), net	—	(300)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Cross-currency swaps	Recurring	$(7,050)	$—	$(7,050)	$—
Foreign exchange contracts	Recurring	$290	$—	$290	$—
December 31, 2024
Cross-currency swaps	Recurring	$(2,920)	$—	$(2,920)	$—
Foreign exchange contracts	Recurring	$360	$—	$360	$—
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
Supplemental balance sheet information related to the Company's leases are shown below (dollars in thousands):

	Balance Sheet Location	March 31, 2025	December 31, 2024
Assets
Operating leases	Operating lease right-of-use assets	$45,290	$40,480
Finance leases	Property and equipment, net (a)	2,150	2,110
Total lease assets		$47,440	$42,590
Liabilities
Current:
Operating leases	Lease liabilities, current portion	$8,640	$7,580
Finance leases	Lease liabilities, current portion	480	460
Long-term:
Operating leases	Lease liabilities	39,400	35,520
Finance leases	Lease liabilities	1,120	1,160
Total lease liabilities		$49,640	$44,720
__________________________
(a)     Finance leases were recorded net of accumulated depreciation of $0.5 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The components of lease expense are as follows (dollars in thousands):

		Three months ended March 31,
	Statement of Income Location	2025	2024
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$2,580	$2,280
Finance lease cost:
Depreciation of lease assets	Cost of sales	60	60
Interest on lease liabilities	Interest expense	10	10
Short-term, variable and other lease costs	Cost of sales and Selling, general and administrative expenses	1,090	1,090
Total lease cost		$3,740	$3,440
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)	Finance Leases(a)
2025 (excluding the three months ended March 31, 2025)	$7,760	$380
2026	10,650	570
2027	9,260	670
2028	7,290	—
2029	5,870	—
Thereafter	13,840	—
Total lease payments	54,670	1,620
Less: Imputed interest	(6,630)	(20)
Present value of lease liabilities	$48,040	$1,600
__________________________
(a)     The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
Other information related to the Company's leases are as follows (dollars in thousands):

	Three months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,670	$2,360
Operating cash flows from finance leases	10	10
Financing cash flows from finance leases	120	120
Lease assets obtained in exchange for new lease liabilities:
Operating leases	6,660	870
The weighted-average remaining lease term of the Company's operating leases and finance leases as of March 31, 2025 is 6.1 years and 2.3 years, respectively. The weighted-average discount rate for the operating leases and finance leases as of March 31, 2025 is 4.4% and 2.6%, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
12. Other Long-term liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	March 31, 2025	December 31, 2024
Non-current asbestos-related liabilities	$26,540	$27,200
Other long-term liabilities	19,760	15,340
Total other long-term liabilities	$46,300	$42,540
13. Commitments and Contingencies
Asbestos
As of March 31, 2025, the Company was a party to 539 pending cases involving an aggregate of 4,990 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by its former Lamons division and certain other related subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Three Months Ended March 31, 2025	4,968	81	43	16	4,990	$7,781	$510,000
Fiscal Year Ended December 31, 2024	4,863	269	131	33	4,968	$20,083	$1,750,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,990 claims pending at March 31, 2025, 27 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At March 31, 2025, of the 27 claims that set forth specific amounts, there were no claims seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	5	22
Relatively few claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 30 years ago, have been $13.8 million. All relief sought in the asbestos cases is monetary in nature. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company records a liability for asbestos-related claims, which includes both known and unknown claims, based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity.
In the third quarter of 2024, the Company commissioned its actuary to update the study, based on data as of May 31, 2024, which yielded a range of possible future liability of $31.0 million to $39.8 million, before consideration of any potential insurance recoveries. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore recorded a pre-tax charge of $5.5 million to increase the liability estimate to $31.0 million, at the low-end of the range. As of March 31, 2025 and December 31, 2024, the Company’s total asbestos-related liability was $28.9 million and $29.7 million, respectively, and is included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
The Company’s primary insurance, which covered approximately 40% of historical costs related to settlement and defense of asbestos litigation, expired in November 2018, upon which the Company became solely responsible for defense costs and indemnity payments. The Company is party to a coverage-in-place agreement (entered into in 2006) with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. The Company will continue to be solely responsible for defense costs and indemnity payments prior to the commencement of coverage under this agreement, the duration of which would be subject to the scope of damage awards and settlements paid. Based upon the Company’s review of the most recent actuarial study, the Company believes it will reach the threshold of qualified future settlements required to commence excess carrier insurance coverage under the coverage-in-place agreement in 2025. As of March 31, 2025, the Company has not recognized an asbestos-related insurance recovery asset corresponding to its asbestos-related liability. The Company will continue to reassess its estimate of insurance recoveries and corresponding accounting for any such recoveries as the facts and circumstances change.
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
Environmental
The Company is responsible for environmental remediation at currently or previously owned facilities and waste sites, including sites defined under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as “Superfund” for which the Company has been named a potential responsible party. During the three months ended March 31, 2025 and 2024, the Company recorded no charges related to environmental remediation costs. As of March 31, 2025 and December 31, 2024, the Company’s total environmental remediation obligation was $3.3 million. The accrual is primarily based on environmental cost estimates provided by third parties and represents the best estimate of the Company’s proportionate share of costs to be incurred for site remediation efforts. Actual costs incurred resulting from the ultimate resolution of these uncertainties could exceed the amount accrued.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
14. Segment Information
The Company defines its segments consistent with how internally reported financial information is regularly reviewed by TriMas' President and Chief Executive Officer (chief operating decision maker) to analyze financial performance, make decisions, and allocate resources. TriMas reports its operations in three segments: Packaging, Aerospace and Specialty Products. Each of these segments has discrete financial information that is regularly evaluated by the chief operating decision maker. The chief operating decision maker uses segment adjusted operating profit when assessing segment performance, determining resource and capital allocation and developing overall strategic direction of the Company. The chief operating decision maker analyzes segment adjusted operating profit on a monthly basis by comparing actual results to forecasted and budgeted expectations to assess performance. Segment adjusted operating profit is also used in compensation related decision-making under certain employee incentive programs. Segment adjusted operating profit is defined as operating profit excluding Special Items. Special Items include: realignment and severance costs and purchase accounting charges related to the step-up of inventory to fair value.
Within each of the Company's reportable segments, there are no individual products or product families for which reported net sales accounted for more than 10% of the Company's consolidated net sales. See below for more information regarding the types of products and services provided within each reportable segment:
Packaging – TriMas' Packaging segment consists primarily of the Rieke, Affaba & Ferrari, Taplast, Rapak, Plastic Srl, and Aarts Packaging brands, which are also marketed under the TriMas Packaging brand, as well as the Intertech and Omega brands, which are also marketed under the TriMas Life Sciences brand. TriMas' Packaging business develops and manufactures a broad array of dispensing products (such as foaming pumps, lotion, hand soap and sanitizer pumps, beverage dispensers, perfume sprayers, nasal sprayers and trigger sprayers), polymeric and steel caps and closures (such as food lids, flip-top closures, child resistant caps, beverage closures, fragrance and cosmetic caps, drum and pail closures, and flexible spouts), polymeric jar products, fully integrated dispensers for fill-ready bag-in-box applications, and consumable vascular delivery and diagnostic test components, all for a variety of consumer products submarkets including, but not limited to, beauty and personal care, food and beverage, home care, and life sciences, including, but not limited to, pharmaceutical, nutraceutical, and medical, as well as industrial markets (including agricultural).
Aerospace – TriMas' Aerospace segment includes the Monogram Aerospace Fasteners, Allfast Fastening Systems, Mac Fasteners, TFI Aerospace, RSA Engineered Products, Martinic Engineering, and Weldmac Manufacturing Company brands, which are also marketed under the TriMas Aerospace brand. TriMas' Aerospace business develops, qualifies and manufactures highly-engineered, precision fasteners, tubular products and assemblies for fluid conveyance, and machined products and assemblies to serve the aerospace and defense market. TriMas' Aerospace segment also includes GMT Aerospace, acquired on February 17, 2025, which the Company has renamed TriMas Aerospace Germany.
Specialty Products – TriMas' Specialty Products segment, which includes the Norris Cylinder brand, designs, manufactures and distributes highly-engineered steel cylinders for use within industrial and aerospace markets. On January 31, 2025, the Company completed the divestiture of its Arrow Engine business within its Specialty Products segment. The Arrow Engine business manufactured and distributed natural gas-fired engines for remote power generation applications and compression systems for use within the North American industrial oil and gas markets.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Segment activity is as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Three Months Ended March 31, 2025
Net sales	$127,570	$89,210	$24,890	$241,670
Adjusted cost of sales (a)	(95,650)	(64,850)	(23,430)
Adjusted selling, general and administrative expenses (b)	(14,090)	(9,130)	(1,370)
Other segment items (c)	(10)	—	—
Segment adjusted operating profit	$17,820	$15,230	$90	$33,140
Corporate (d)				(9,380)
Business realignment and severance costs				(1,820)
Purchase accounting costs				(160)
Interest expense				(4,520)
Other income (expense), net				(100)
Income before income tax expense				$17,160

Three Months Ended March 31, 2024
Net sales	$127,020	$67,340	$32,740	$227,100
Adjusted cost of sales (a)	(94,650)	(51,770)	(27,860)
Adjusted selling, general and administrative expenses (b)	(14,400)	(8,450)	(2,270)
Other segment items (c)	50	10	—
Segment adjusted operating profit	$18,020	$7,130	$2,610	$27,760
Corporate (e)				(14,410)
Business realignment and severance costs				(910)
Interest expense				(4,930)
Other income (expense), net				(320)
Income before income tax expense				$7,190
__________________________
(a) Adjusted cost of sales is defined as cost of sales excluding Special Items.
(b) Adjusted selling, general and administrative expenses is defined as selling, general and administrative expenses excluding Special Items.
(c) Other segment items for each reportable segment includes net gain (loss) on dispositions of assets excluding Special Items.
(d) Includes $5.3 million gain on the sale of Arrow Engine, $4.7 million of realignment, severance and consulting costs, $0.9 million of system implementation costs, and $0.3 million of mergers, acquisition, diligence and transaction costs.
(e) Includes $1.2 million of mergers, acquisition, diligence and transaction costs, and $1.0 million of system implementation costs, and $0.7 million of consulting costs.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three months ended March 31,
	2025	2024
Capital expenditures
Packaging	$7,980	$8,480
Aerospace	2,490	1,430
Specialty Products	1,060	2,900
Corporate	1,410	440
Total	$12,940	$13,250

Depreciation and amortization
Packaging	$8,330	$8,570
Aerospace	4,600	4,570
Specialty Products	820	1,010
Corporate	80	40
Total	$13,830	$14,190

	March 31, 2025	December 31, 2024
Total Assets
Packaging	$840,550	$811,190
Aerospace	445,050	390,980
Specialty Products	74,910	89,210
Corporate	33,240	32,800
Total	$1,393,750	$1,324,180
15. Equity Awards
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the three months ended March 31, 2025:
•Granted 283,786 RSUs to certain employees, which are subject only to a service condition and vest ratably over one, two, or three years so long as the employee remains with the Company;
•Granted 33,120 RSUs to its non-employee independent directors, which fully vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date;
•Issued 37 RSUs to certain employees related to dividend equivalent rights on existing equity awards; and
•Issued 1,242 RSUs related to director fee deferrals as certain of the Company's directors elected to defer all or a portion of their director fees and to receive the amount in Company common stock at a future date.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
During 2025, the Company also awarded 95,023 performance-based RSUs to certain Company key employees which vest three years from the grant date as long as the employee remains with the Company. These awards are initially earned 50% based upon the Company's achievement of an earnings per share compound annual growth rate ("EPS CAGR") metric and 50% based upon the Company's cash return on net assets ("Cash RONA") metric over a period beginning January 1, 2025 and ending December 31, 2027. The total EPS CAGR and Cash RONA performance-based RSUs initially earned shall be subject to modification based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group, measured over the performance period. TSR is calculated as the Company's average closing stock price for the 20 trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20 trading days prior to the start of the performance period. The Company estimates the grant-date fair value subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk-free rate of 4.00% and annualized volatility of 30.8%. Depending on the performance achieved for these two metrics, the amount of shares earned, if any, can vary for each metric from 0% of the target award to a maximum of 250% of the target.
Information related to RSUs at March 31, 2025 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	823,943	$27.63
Granted	413,208	24.64
Vested	(232,404)	27.37
Cancelled	(123,277)	31.99
Outstanding at March 31, 2025	881,470	$25.69	1.6	$20,652,842
As of March 31, 2025, there was $10.6 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 2.3 years.
The Company recognized stock-based compensation expense related to RSUs of $3.0 million and $4.6 million during the three months ended March 31, 2025 and 2024, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
16. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to RSUs. The following table summarizes the dilutive effect of RSUs on common stock for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Weighted average common shares—basic	40,605,288	41,018,049
Dilutive effect of restricted stock units	364,011	303,965
Weighted average common shares—diluted	40,969,299	41,322,014
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate. In the three months ended March 31, 2025, the Company purchased 20,491 shares of its outstanding common stock for $0.5 million. During the three months ended March 31, 2024, the Company purchased 540,037 shares of its outstanding common stock for $13.3 million. As of March 31, 2025, the Company had $67.2 million remaining under the repurchase authorization.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Holders of common stock are entitled to dividends at the discretion of the Company's Board of Directors. In 2021, the Company's Board of Directors declared the first dividend since the Company's initial public offering in 2007. During the three months ended March 31, 2025, the Company's cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.6 million. In the three months ended March 31, 2024, the Company's cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.7 million.
17. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic benefit cost are as follows (dollars in thousands):

	Three months ended March 31,
	2025	2024
Service costs	$130	$130
Interest costs	320	330
Expected return on plan assets	(250)	(510)
Amortization of net loss	30	50
Net periodic benefit cost	$230	$—
The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of income.
The Company contributed $0.3 million to its defined benefit pension plans during the three months ended March 31, 2025, respectively. The Company expects to contribute $1.2 million to its defined benefit pension plans for the full year 2025.
18. Other Comprehensive Income (Loss)
Changes in AOCI by component for the three months ended March 31, 2025 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2024	$(8,010)	$16,300	$(26,840)	$(18,550)
Net unrealized gains (losses) arising during the period (a)	—	(3,120)	10,800	7,680
Less: Net realized losses reclassified to net income	(10)	—	—	(10)
Net current-period other comprehensive income (loss)	10	(3,120)	10,800	7,690
Balance, March 31, 2025	$(8,000)	$13,180	$(16,040)	$(10,860)
__________________________
(a)     Derivative instruments, net of income tax of $1.0 million. See Note 10, "Derivative Instruments," for further details.

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
19. Income Taxes
The effective income tax rate for the three months ended March 31, 2025 and 2024 was 27.6% and 28.5%, respectively. The Company recorded income tax expense of $4.7 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 is lower primarily due to a year over year reduction in losses incurred in certain foreign subsidiaries for which no tax benefit is recognized. The sale of the Arrow Engine business resulted in a taxable capital gain and related income tax expense of approximately $1.4 million in the first quarter of 2025.
20. Subsequent Events
On April 22, 2025, the Company announced that its Board of Directors had declared a cash dividend of $0.04 per share of TriMas Corporation common stock, which will be payable on May 13, 2025, to shareholders of record as of the close of business on May 6, 2025.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward-Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2024.

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
Our results of operations have been materially impacted over the past few years by macro-economic factors, most recently by cost inflation (raw materials, wage rates and freight) and a lack of material, and in certain regions, skilled labor availability. Additionally, the U.S. government recently altered its approach to international trade policy and announced baseline tariffs on products from all countries and additional individualized reciprocal tariffs on the countries with which the United States has the largest trade deficits, including China. This change in international trade policy has also created uncertainty with respect to future tariffs, including any retaliatory tariffs imposed by other countries, or other potential governmental actions. These factors have significantly affected each of our businesses and how we operate, albeit in different ways and magnitudes. The current tariffs, predominately those imposed on China-based imports, have increased the costs of certain products sourced from non-U.S. countries. Sales of certain of our products for industrial applications, for example steel cylinders for packaged gas applications, have experienced volatility in demand related to customers securing a high order rates in prior periods, only to enter a period of destocking in more recent periods. This significant level of volatility in demand levels, input and transportation costs, and material and labor availability, have pressured our ability to operate efficiently in recent periods. While some areas of demand volatility and softness remain, such as in our Specialty Products segment, and more specifically our Norris Cylinder business, we have experienced more steady and consistent demand in our Packaging and Aerospace segments.
Overall, our first quarter 2025 net sales increased $14.6 million, or 6.4%, compared to first quarter 2024. We experienced organic growth of 27.8% and 3.3% within our Aerospace and Packaging segments, respectively, compared to first quarter 2024. We also experienced growth from acquisitions of 4.9% in our Aerospace segment. These increases were partially offset by lower sales of 24.0% in our Specialty Products segment as compared to the prior year quarter, as we recognized lower sales due to the divestiture of our Arrow Engine business in January 2025 and as we work through a cyclical demand trough and destocking related to our cylinder products. Our sales increases were also partially offset by $3.8 million of currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of a strengthening U.S. dollar relative to foreign currencies.
The most significant drivers affecting our financial results in first quarter 2025 compared with first quarter 2024, other than as directly impacted by sales changes, were the divestiture of our Arrow Engine business, the impact of our recent acquisition, realignment costs related to actions to reorganize our corporate office, and the refinancing of our existing credit agreement.
On January 31, 2025, we completed the divestiture of our Arrow Engine business within our Specialty Products segment for net cash proceeds of $20.5 million, with the final sale price remaining subject to a working capital adjustment, if any. We recognized a pre-tax gain of $5.3 million on the sale of Arrow Engine.

In February 2025, we acquired the aerospace business of GMT Gummi-Metall-Technik GmbH (“GMT”) for a purchase price of $37.2 million. GMT’s aerospace division (“GMT Aerospace”), which is reported in our Aerospace segment, is located in Germany and contributed $3.3 million of acquisition-related sales growth during first quarter 2025.
In first quarter 2025, we incurred pre-tax realignment costs of $3.8 million related to actions to reorganize our corporate office, primarily for severance and consulting costs, including $1.5 million of non-cash compensation expense.
In March 2025, we amended our existing credit agreement ("Credit Agreement") to extend the maturity date through March 31, 2030. We incurred fees and expenses of $1.3 million related to the amendment, all of which was capitalized as debt issuance costs. We also recorded $0.1 million of non-cash expense related to the write-off of previously capitalized deferred financing fees.
Additional Key Risks that May Affect Our Reported Results
We have executed meaningful realignment actions over the past few years to address variable and structural costs where demand has fallen. We will continue to assess and take further actions if required. However, as a result of the current period of macroeconomic inflation and uncertainty, including uncertainty regarding the scope and duration of current and future tariffs and trade actions, and the potential impact of such factors to our future results of operations, as well as if there is an impact to TriMas' overall performance and market capitalization, we may record additional cash and non-cash charges related to further realignment actions, asset impairments, including impairments to our goodwill, intangible assets, fixed assets, inventory or customer receivable account balances.
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
We are sensitive to price movements and availability of our raw materials supply. Our largest raw material purchases are for polypropylene, polyethylene, steel, aluminum, superalloys (such as titanium, A286 stainless steel and Inconel) and other oil and metal-based purchased components, the costs for each of which are subject to volatility. There has also been volatility in certain of our input costs as a direct and indirect result of foreign trade policy, where tariffs on certain of our commodity-based products sourced from Asia have been instituted. In addition, the U.S. government recently announced baseline tariffs on products from all countries and additional individualized reciprocal tariffs on the countries with which the United States has the largest trade deficits, including China. We will continue to take actions to mitigate such increases, including implementing commercial pricing adjustments, holding extra inventories, resourcing to alternate suppliers and insourcing of previously sourced products. Although we believe we are generally able to mitigate the impact of higher commodity costs over time, we may experience additional material costs and disruptions in supply in the future and may not be able to pass along higher costs to our customers in the form of price increases or otherwise mitigate the impacts to our operating results.
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
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In 2020, our Board of Directors increased the authorization of share repurchases to a cumulative amount of $250 million. During first quarter 2025, we purchased 20,491 shares of our outstanding common stock for an aggregate purchase price of $0.5 million. As of March 31, 2025, we had $67.2 million remaining under the repurchase authorization.
In addition, in first quarter 2025, we declared dividends of $0.04 per share of common stock and paid dividends of $1.6 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, as well as dividends, depending on market conditions and other factors.

The following table summarizes financial information for our reportable segments for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three months ended March 31,
	2025	As a Percentage of Net Sales	2024	As a Percentage of Net Sales
Net Sales
Packaging	$127,570	52.8%	$127,020	55.9%
Aerospace	89,210	36.9%	67,340	29.7%
Specialty Products	24,890	10.3%	32,740	14.4%
Total	$241,670	100.0%	$227,100	100.0%
Gross Profit
Packaging	$31,460	24.7%	$32,260	25.4%
Aerospace	24,200	27.1%	15,570	23.1%
Specialty Products	1,370	5.5%	4,880	14.9%
Total	$57,030	23.6%	$52,710	23.2%
Selling, General and Administrative Expenses
Packaging	$14,210	11.1%	$15,200	12.0%
Aerospace	9,130	10.2%	8,450	12.5%
Specialty Products	2,520	10.1%	2,270	6.9%
Corporate	14,680	N/A	14,410	N/A
Total	$40,540	16.8%	$40,330	17.8%
Operating Profit (Loss)
Packaging	$17,240	13.5%	$17,110	13.5%
Aerospace	15,070	16.9%	7,130	10.6%
Specialty Products	(1,150)	(4.6)%	2,610	8.0%
Corporate	(9,380)	N/A	(14,410)	N/A
Total	$21,780	9.0%	$12,440	5.5%
Depreciation
Packaging	$6,740	5.3%	$6,930	5.5%
Aerospace	2,000	2.2%	2,000	3.0%
Specialty Products	820	3.3%	1,010	3.1%
Corporate	80	N/A	40	N/A
Total	$9,640	4.0%	$9,980	4.4%
Amortization
Packaging	$1,590	1.2%	$1,640	1.3%
Aerospace	2,600	2.9%	2,570	3.8%
Specialty Products	—	—%	—	—%
Corporate	—	N/A	—	N/A
Total	$4,190	1.7%	$4,210	1.9%
The following table summarizes detail on the year-over-year sales growth percentages for our reportable segments for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024:

	Year to Date First Quarter 2025 vs. Year to Date First Quarter 2024
	Organic	Acquisitions	Divestitures	Foreign Exchange	Total
Consolidated TriMas Corporation	8.2%	1.4%	(1.6)%	(1.6)%	6.4%
Packaging	3.3%	—%	—%	(2.9)%	0.4%
Aerospace	27.8%	4.9%	—%	(0.2)%	32.5%
Specialty Products	(13.1)%	—%	(10.9)%	—%	(24.0)%

Results of Operations
The principal factors impacting us during the three months ended March 31, 2025, compared with the three months ended March 31, 2024, were:
•Increases in demand for products within our Aerospace and Packaging segments;
•Decrease in demand for our cylinder products within our Specialty Products segment;
•The divestiture of our Arrow Engine business;
•The impact of our recent acquisition of GMT Aerospace;
•Increased costs, primarily related to severance and consulting costs, associated with actions to reorganize the corporate office; and
•The impact of our debt refinancing activities.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Overall, net sales increased $14.6 million, or 6.4%, to $241.7 million for the three months ended March 31, 2025, as compared with $227.1 million in the three months ended March 31, 2024. Acquisition-related sales growth was $3.3 million from our February 2025 acquisition of GMT Aerospace. Organic sales, excluding the impact of currency exchange and acquisitions, increased $18.7 million, or 8.2%, as organic sales increases of 3.3% and 27.8% within our Packaging and Aerospace segments, respectively, driven by end market demand improvements, were partially offset by a 24.0% sales decrease in our Specialty Products segment due to lower market demand and the divestiture of our Arrow Engine business. In addition, net sales decreased by $3.8 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of a strengthening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 23.6% for the three months ended March 31, 2025 and 23.2% for the three months ended March 31, 2024. Gross profit margin increased primarily due to higher sales levels and related improved fixed cost absorption, a more favorable product sales mix, and favorable commercial actions within our Aerospace segment, as well as due to the favorable impact of prior year operational improvement actions within our Packaging segment. The increase in gross profit was partially offset by reduced sales of steel cylinders and related reduction in absorption of fixed costs, and the loss of sales related to the divestiture of our Arrow Engine business within our Specialty Products segment, and increased input costs in our Packaging segment.
Operating profit margin (operating profit as a percentage of sales) approximated 9.0% and 5.5% for the three months ended March 31, 2025 and 2024, respectively. Operating profit increased $9.3 million, to $21.8 million, for the three months ended March 31, 2025, compared to $12.4 million for the three months ended March 31, 2024, primarily due to higher sales levels and related improved fixed cost absorption, a more favorable product sales mix, and favorable commercial actions within our Aerospace segment. Additionally, operating profit increased due to a $5.3 million gain on the sale of Arrow Engine and the favorable impact of prior year operational improvement actions within our Packaging segment. The increase in operating profit was partially offset by reduced sales of steel cylinders and related reduction in absorption of fixed costs, and the loss of sales related to the divestiture of Arrow Engine within our Specialty Products segment. In addition, operating profit decreased due to increased tariff related input costs in our Packaging segment. We also recorded $3.8 million of realignment costs, primarily for severance and consulting costs, including $1.5 million of non-cash compensation expense, to reorganize our corporate office.
Interest expense decreased $0.4 million, to $4.5 million, for the three months ended March 31, 2025, as compared to $4.9 million for the three months ended March 31, 2024, due to a lower effective interest rate in our weighted average borrowings.
Other income (expense) decreased $0.2 million, to $0.1 million of expense, for the three months ended March 31, 2025, as compared to $0.3 million of expense for the three months ended March 31, 2024, primarily due to mark-to-market losses on our de-designated cross currency swap in first quarter 2024 that did not repeat in first quarter 2025.
The effective income tax rate for the three months ended March 31, 2025 and 2024 was 27.6% and 28.5%, respectively. We recorded tax expense of $4.7 million for the three months ended March 31, 2025, as compared to $2.1 million for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 is lower than in the prior year primarily due to a year over year reduction in losses incurred in certain foreign subsidiaries for which no tax benefit is recognized. The sale of the Arrow Engine business resulted in a taxable capital gain and related income tax expense of approximately $1.4 million in the first quarter of 2025.

Net income increased by $7.3 million, to $12.4 million, for the three months ended March 31, 2025, compared to $5.1 million for the three months ended March 31, 2024. The increase was primarily the result of an increase in operating profit of $9.3 million, a decrease in interest expense of $0.4 million, and a decrease in other expense of $0.2 million, partially offset by a $2.7 million increase in income tax expense.
See below for a discussion of operating results by segment.
Packaging.   Net sales increased $0.6 million, or 0.4% (of which 3.3% was organic and (2.9)% was foreign currency exchange), to $127.6 million in the three months ended March 31, 2025, as compared to $127.0 million in the three months ended March 31, 2024. Sales of dispensing products used primarily for beauty, personal care and home care applications increased by $6.8 million. Sales of products used for industrial applications increased by $1.9 million and sales of other consumer goods products increased by $2.3 million. These increases were partially offset by the decrease in sales of products used in food and beverage applications of $6.7 million, primarily due to reduced demand for certain dairy applications in North America and beverage closure applications in Europe as certain customers bring inventories into better balance. Net sales decreased by $3.7 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of the strengthening U.S. dollar relative to foreign currencies, as compared to 2024.
Gross profit decreased $0.8 million to $31.5 million, or 24.7% of sales, in the three months ended March 31, 2025, as compared to $32.3 million, or 25.4% of sales, in the three months ended March 31, 2024, primarily due to increased input costs, including freight and tariffs, partially offset by the favorable impact of prior year operational improvement actions.
Selling, general and administrative expenses decreased $1.0 million to $14.2 million, or 11.1% of sales, in the three months ended March 31, 2025, as compared to $15.2 million, or 12.0% of sales, in the three months ended March 31, 2024, primarily due to lower charges for the provision for losses on accounts receivable and a decrease in certain employee-related costs.
Operating profit increased $0.1 million to $17.2 million, or 13.5% of sales, in the three months ended March 31, 2025, as compared to $17.1 million, or 13.5% of sales, in the three months ended March 31, 2024, primarily due to higher sales levels and lower selling, general and administrative expenses, partially offset by increased input costs, including freight and tariffs, and the unfavorable impact of foreign currency exchange.
Aerospace.    Net sales for the three months ended March 31, 2025 increased $21.9 million, or 32.5% (of which 27.8% was organic, 4.9% related to acquisitions, and (0.2)% was foreign currency exchange), to $89.2 million, as compared to $67.3 million in the three months ended March 31, 2024. Acquisition-related sales growth from our February 2025 acquisition of GMT Aerospace was $3.3 million. Sales of our fasteners products increased by $12.1 million due to increases in aircraft build rates, improved production yield and commercial actions. Sales of our engineered components products increased by $6.6 million due to improved production throughput.
Gross profit increased $8.6 million to $24.2 million, or 27.1% of sales, in the three months ended March 31, 2025, from $15.6 million, or 23.1% of sales, in the three months ended March 31, 2024. Gross profit increased primarily due to higher sales levels and resulting improved fixed cost absorption, a more favorable product sales mix, and favorable commercial actions.
Selling, general and administrative expenses increased $0.7 million to $9.1 million, or 10.2% of sales, in the three months ended March 31, 2025, as compared to $8.5 million, or 12.5% of sales, in the three months ended March 31, 2024, primarily due to higher employee-related costs, higher ongoing selling, general and administrative costs associated with our acquisition of GMT Aerospace, and higher information technology costs. These increases were partially offset by lower charges for the provision for losses on accounts receivable and lower professional fees.
Operating profit increased $7.9 million to $15.1 million, or 16.9% of sales, in the three months ended March 31, 2025, as compared to $7.1 million, or 10.6% of sales, in the three months ended March 31, 2024, primarily due to the impact of higher sales levels, improved fixed cost absorption, a more favorable product sales mix, and commercial actions.
Specialty Products.    Net sales for the three months ended March 31, 2025 decreased $7.9 million, or 24.0% (of which (13.1)% was organic and (10.9)% was due to the divestiture of Arrow Engine), to $24.9 million, as compared to $32.7 million in the three months ended March 31, 2024. Sales of steel cylinders decreased $4.3 million, or 15.4%, to $23.5 million, as compared to $27.8 million, due predominantly to lower demand for industrial applications as customers continue to work through high prior period inventory balances. Arrow Engine contributed $1.4 million of sales in first quarter 2025, as compared to $5.0 million in first quarter 2024. See Note 5, "Acquisitions and Sale of Business," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for more information.

Gross profit decreased $3.5 million to $1.4 million, or 5.5% of sales, in the three months ended March 31, 2025, as compared to $4.9 million, or 14.9% of sales, in the three months ended March 31, 2024, primarily due to reduced sales of our steel cylinders and resulting less favorable absorption of fixed costs, as well as the loss of sales related to the divestiture of our Arrow Engine business.
Selling, general and administrative expenses increased $0.3 million to $2.5 million, or 10.1% of sales, in the three months ended March 31, 2025, as compared to $2.3 million, or 6.9% of sales, in the three months ended March 31, 2024, as $0.9 million of transaction-related costs associated with the divestiture of our Arrow Engine business more than offset the year-over-year impact from the divestiture of our Arrow Engine business.
Operating profit (loss) decreased $3.8 million to an operating loss of $1.2 million, or 4.6% of sales, in the three months ended March 31, 2025, as compared to operating profit of $2.6 million, or 8.0% of sales, in the three months ended March 31, 2024, primarily due to lower sales levels, which resulted in less favorable absorption of fixed costs, the impact of our divestiture of our Arrow Engine business, and higher selling, general and administrative expenses.
Corporate.    Corporate expenses, net consist of the following (dollars in millions):

	Three months ended March 31,
	2025	2024
Corporate operating expenses	$11.6	$9.6
Non-cash stock compensation	3.0	4.6
Legacy expenses	0.1	0.2
Gain on disposition of assets	(5.3)	—
Corporate expenses	$9.4	$14.4
Corporate expenses decreased $5.0 million to $9.4 million for the three months ended March 31, 2025, from $14.4 million for the three months ended March 31, 2024, primarily due to a $5.3 million pre-tax gain on the sale of the Arrow Engine business and a $1.6 million decrease in non-cash stock compensation due to timing and estimated attainment of existing awards. Additionally, expenses decreased $0.9 million due to lower professional costs associated with business acquisition, diligence and transaction-related activity. These decreases were partially offset by increased costs, primarily related to severance and consulting costs, of $2.3 million associated with actions to reorganize the corporate office.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were $9.2 million for the three months ended March 31, 2025, as compared to cash used of $3.7 million for the three months ended March 31, 2024. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:
•For the three months ended March 31, 2025, we generated $23.5 million in cash flows, based on net income of $12.4 million and after considering the effects of non-cash items related to depreciation, amortization, and gain on dispositions of assets, amortization of debt issuance costs, changes in deferred income taxes, stock-based compensation, provision for losses on accounts receivable, and other operating activities. For the three months ended March 31, 2024, we generated $29.9 million in cash flows based on net income of $5.1 million and after considering the effects of similar non-cash items.
•Increases in accounts receivable resulted in a use of cash of $14.7 million and $16.2 million for the three months ended March 31, 2025 and 2024, respectively. The decreased use of cash for each of the three month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables increased three days through the three months ended March 31, 2025, and remained consistent through the three months ended March 31, 2024.
•We increased our investment in inventory by $4.6 million for the three months ended March 31, 2025 and by $14.3 million for the three months ended March 31, 2024. Our days sales in inventory increased by five days through the three months ended March 31, 2025, as we continued to manage inventory levels, considering our supply needs, and balanced with sales growth within our Packaging and Aerospace segments. Our days sales in inventory increased by one day through the three months ended March 31, 2024, primarily as a result of moderating inventory levels with sales level.
•Decreases in prepaid expenses and other assets resulted in a source of cash of $3.9 million and $0.5 million for the three months ended March 31, 2025, and 2024, respectively. These changes were primarily a result of the timing of payments made for income taxes and certain operating expenses.
•Increase in accounts payable and accrued liabilities resulted in a source of cash of $1.1 million for the three months ended March 31, 2025, while decrease in accounts payable and accrued liabilities resulted in a use of cash of $3.7 million for the three months ended March 31, 2024. Days accounts payable on hand decreased by two days through the three months ended March 31, 2025, and decreased by eight days for the three months ended March 31, 2024. Our days accounts payable on hand fluctuate primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms.
Net cash used for investing activities for the three months ended March 31, 2025 and 2024 was $29.6 million and $13.1 million, respectively. During the first three months of 2025, we invested $12.9 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects. We paid $37.2 million, net of cash acquired, to acquire GMT Aerospace. We also received net proceeds of $20.5 million from the sale of our Arrow Engine business and disposition of property and equipment. During the first three months of 2024, we invested $13.3 million in capital expenditures and received net proceeds of $0.1 million from disposition of property and equipment.
Net cash provided by financing activities was $30.1 million and $12.4 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, we received net proceeds of $35.3 million from borrowings on our revolving credit facilities, paid $1.3 million for debt financing fees, purchased $0.5 million of our outstanding common stock, used a net cash amount of $1.8 million related to our stock compensation arrangements, paid dividends of $1.6 million, and paid $0.1 million related to other financing activities. Our reported net proceeds from borrowings on our revolving credit facilities considers the impact of foreign currency translation. During the three months ended March 31, 2024, we received net proceeds of $29.1 million from borrowings on our revolving credit facilities, purchased $13.3 million of outstanding common stock, used a net cash amount of $1.6 million related to our stock compensation arrangements, paid dividends of $1.7 million, and paid $0.1 million related to other financing liabilities.

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
For the three months ended March 31, 2025, our consolidated subsidiaries that do not guarantee the Senior Notes represented 31% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented 38% and 19% of the total guarantor and non-guarantor assets and liabilities, respectively, as of March 31, 2025, treating the guarantor and non-guarantor subsidiaries each as a consolidated group.
In March 2025, we amended our Credit Agreement to extend the maturity date. We incurred fees and expenses of $1.3 million related to the amendment, all of which was capitalized as debt issuance costs. We also recorded $0.1 million of non-cash expense related to the write-off of previously capitalized deferred financing fees.
Below is a summary of key terms under the Credit Agreement as of March 31, 2025, compared to the key terms prior to the amendment (showing gross availability):

Instrument	Amount ($ in millions)	Maturity Date
Credit Agreement (as amended)
Senior secured revolving credit facility	$250.0	3/31/2030

Credit Agreement (prior to amending)
Senior secured revolving credit facility	$300.0	3/29/2026
The Credit Agreement is subject to benchmark interest rates determined based on the currency denomination of borrowings, with British pound sterling borrowings subject to the Sterling Overnight Index Average, Euro borrowings to the Euro InterBank Offered Rate and U.S. dollar borrowings subject to the Secured Overnight Financing Rate, each plus a spread that ranges from 1.375% to 2.00% based upon the leverage ratio, as defined, as of the most recent determination date. Our revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate.
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

Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of March 31, 2025. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 2.67 to 1.00 at March 31, 2025. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of March 31, 2025. Our actual interest expense coverage ratio was 8.72 to 1.00 at March 31, 2025. At March 31, 2025, we were in compliance with our financial covenants.
The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended March 31, 2025 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended March 31, 2025
Net income	$31,530
Bank stipulated adjustments:
Interest expense	19,150
Income tax expense	8,480
Depreciation and amortization	64,560
Impairment charges and asset write-offs	230
Non-cash compensation expense(1)	5,380
Other non-cash expenses or losses	270
Non-recurring expenses or costs(2)	22,440
Extraordinary, non-recurring or unusual gains or losses	8,530
Effects of purchase accounting adjustments	160
Business and asset dispositions	(6,290)
Permitted acquisitions	3,620
Permitted dispositions	(2,420)
Currency gains and losses	790
Consolidated Bank EBITDA, as defined	$156,430

	March 31, 2025
Total Indebtedness, as defined(3)	$418,290
Consolidated Bank EBITDA, as defined	156,430
Total net leverage ratio	2.67	x
Covenant requirement	4.00	x

Twelve Months Ended March 31, 2025
Interest expense	$19,150
Bank stipulated adjustments:
Interest income	(240)
Non-cash amounts attributable to amortization of financing costs	(960)
Total Consolidated Cash Interest Expense, as defined	$17,950

	March 31, 2025
Consolidated Bank EBITDA, as defined	$156,430
Total Consolidated Cash Interest Expense, as defined	17,950
Actual interest expense coverage ratio	8.72	x
Covenant requirement	3.00	x
_____________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to diligence and transaction costs, strike related costs, severance, relocation, realignment and curtailment expenses.
(3)    Includes $0.9 million of derivative liabilities, and $1.6 million of finance leases as of March 31, 2025.
At March 31, 2025, we had $38.5 million outstanding under our revolving credit facility and had $205.2 million potentially available after giving effect to $6.3 million of letters of credit issued and outstanding. At December 31, 2024, we had $1.5 million outstanding under our revolving credit facility and had $292.2 million potentially available after giving effect to $6.3 million of letters of credit issued and outstanding. Our letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of leverage restrictions contained in the Credit Agreement, as of March 31, 2025 and December 31, 2024, we had $207.4 million and $216.7 million, respectively, of borrowing capacity available for general corporate purposes.
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
Our weighted average borrowings during the first three months of 2025 approximated $428.8 million, compared to $422.9 million during the first three months of 2024, primarily due to borrowings made on our revolving credit facility.
In May 2021, we, through one of our non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4.0 million. The facility is guaranteed by TriMas Corporation. At March 31, 2025, we had no amounts outstanding on this loan facility.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.
While the majority of our cash on hand as of March 31, 2025 is located outside of the U.S., given available funding under our revolving credit facility of $207.4 million at March 31, 2025 (after consideration of the aforementioned leverage restrictions) and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future, as well as dividends and share repurchases.
We are subject to variable interest rates on our revolving credit facility, which is subject to a benchmark interest rate determined based on the currency denomination of borrowings. Based on our variable rate-based borrowings outstanding at March 31, 2025, a 1% increase in the per annum interest rate would increase our interest expense by $0.4 million annually.

In addition to our long-term debt, we have other cash commitments related to leases. The majority of our lease transactions are accounted for as operating leases, and annual rent expense related thereto approximated $13.9 million in 2024. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
In March 2020, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $250 million in the aggregate. In the three months ended March 31, 2025, we purchased 20,491 shares of our outstanding common stock for an aggregate purchase price of $0.5 million. Since the initial authorization through March 31, 2025, we have purchased 6,587,055 shares of our outstanding common stock for an aggregate purchase price of $182.8 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock and the payment of dividends, depending on market conditions, and other factors.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of March 31, 2025, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of $121.1 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 10, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
We are also subject to interest risk as it relates to our long-term debt. We have historically used interest rate swap agreements to fix the variable portion of our debt to manage this risk.
Common Stock
TriMas is listed in the NASDAQ Global Select Market. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On January 7, 2025, Moody's affirmed a Ba3 rating to our Senior Notes. See Note 9, "Long-term Debt" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also affirmed a Ba2 Corporate Family Rating, and changed its outlook from stable to negative. On June 28, 2024, Standard & Poor's affirmed a BB- rating to our Senior Notes. Standard & Poor's also affirmed a BB corporate credit rating and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
We delivered strong first quarter financial results to begin 2025, driven by recovering demand and successful growth initiatives within our Aerospace and Packaging segments, combined with manufacturing enhancements and commercial actions. During the quarter, we successfully completed our acquisition of GMT Aerospace in our Aerospace segment and divested of our Arrow Engine business, which reflect our continued steps to optimize our portfolio of businesses. Looking forward, we remain optimistic about the long-term growth within our two largest segments, Packaging and Aerospace, and an accelerated recovery of our cylinder business within our Specialty Products segment.
We have seen a number of global market uncertainties stemming from the macro-economic environment in the past few years, including significant challenges in inflationary pressures, supply chain disruptions and labor availability, as well as significant volatility in our customers' sentiment and order patterns. While we expect continued strong performance in our two largest segments and recovery in Specialty Products, we remain cautious of both primary and secondary effects from the impact of tariffs on input costs and global market conditions. However, we remain committed to mitigate the impact of the tariff environment, as much as practical, by executing on commercial, procurement, production, and streamlining actions and taking other steps as necessary, to maintain our strong balance sheet and generate cash in support of our capital allocation strategy.

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
During the quarter ended March 31, 2025, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2024.

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
Item 4.    Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Evaluation of disclosure controls and procedures
As of March 31, 2025, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 13, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Except as set forth below, there are no material changes to our risk factors as disclosed in our 2024 Annual Report on Form 10-K. The risk factor presented below supersedes the corresponding risk factor in our 2024 Annual Report on Form 10-K and should otherwise be read in conjunction with all of the risk factors disclosed in our 2024 Annual Report on Form 10-K.
Significant developments in U.S. trade policies could have a material adverse effect on us and our financial condition and results of operations.
Free trade laws and regulations provide certain duties and tariffs on qualifying imports and exports, subject to compliance with the applicable classification and other requirements. The United States government has altered its approach to international trade policy and, in some cases, indicated its intent to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. For example, the U.S. government recently announced baseline tariffs on products from all countries and additional individualized reciprocal tariffs on the countries with which the United States has the largest trade deficits, including China. Current and future tariffs, including any retaliatory tariffs imposed by other countries, or other potential governmental actions, could result in further adverse impacts on our business and results of operations. These tariffs, and other governmental actions relating to international trade agreements or policies, the adoption and expansion of trade restrictions, or the occurrence of trade wars may adversely impact demand for our products, costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, as a result, adversely impact our business. These tariffs and actions may, directly or indirectly, lead to higher costs and cause us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. The degree to which these changes in U.S. trade policies, or the trade policies of other countries, affect our financial condition and results of operations will be influenced by the specific details of the changes in trade policies, their timing and duration, and our effectiveness in deploying tools and strategies to address these issues. During the first quarter of 2025, we have experienced higher input costs as a direct result of tariffs imposed on certain raw materials and components imported from China. In certain cases, we have passed-through these incremental costs to the customer, while in some cases we have not changed pricing to retain or expand volume, and in other cases we continue to work to install capacity in facilities where there currently is no tariff. In addition, certain of our U.S. suppliers raised prices for components in response to an overall increase in demand for domestic sources. There remains uncertainty regarding the scope and duration of these actions by the U.S. or foreign governments with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. Additional changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture or purchase products could have a material adverse effect on our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
January 1, 2025 to January 31, 2025	—	$—	—	$67.6
February 1, 2025 to February 28, 2025	—	$—	—	$67.6
March 1, 2025 to March 31, 2025	20,491	$22.38	20,491	$67.2
Total	20,491	$22.38	20,491	$67.2
__________________________
(1)     In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate from its previous authorization of $150 million. The increased authorization includes the value of shares already purchased under the previous authorization. Pursuant to this share repurchase program, during the three months ended March 31, 2025, the Company repurchased 20,491 shares of its common stock at a cost of $0.5 million. The share repurchase program is effective and has no expiration date.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Arrangements
On March 5, 2025, Thomas A. Amato, TriMas' President and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides that Mr. Amato may sell up to an aggregate of 196,139 shares of the Company's common stock. First trades under Mr. Amato’s trading plan will not occur until June 11, 2025, at the earliest, and the trading plan is scheduled to terminate on December 31, 2025, subject to early termination for certain specified events set forth therein.

Item 6.    Exhibits
Exhibits Index:

3.1	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2007.
3.2	Third Amended and Restated By-laws of TriMas Corporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 18, 2015.
10.1
Eighth Amendment to the Credit Agreement, dated as of March 31, 2025, by and among TriMas Corporation, TriMas Company LLC, certain other subsidiaries of TriMas Corporation party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lenders from time to time thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2025.*

10.2	Form of Performance Stock Units Agreement - 2025 LTI - under the 2023 Equity and Incentive Compensation Plan.**
10.3	Form of Restricted Stock Units Agreement (Three-Year Ratable Vest) - 2025 LTI - under the 2023 Equity and Incentive Compensation Plan.**
10.4	Form of Restricted Stock Units Agreement (One-Year Cliff Vest) - 2025 LTI - under the 2023 Equity and Incentive Compensation Plan.**
10.5	Form of Restricted Stock Units Agreement (Two-Year Ratable Vest) - 2025 LTI - under the 2023 Equity and Incentive Compensation Plan.**
10.6	Transition and Separation Agreement between TriMas Corporation and Thomas A. Amato dated January 4, 2025.**
10.7	Form of February 2025 Executive Retention Award letter agreement.**
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101	The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.
** Management contracts and compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ TERESA M. FINLEY

Date:	April 29, 2025	By:	Teresa M. Finley Chief Financial Officer