Form 10-Q
period 2025-06-30
TRIMAS CORP
filed 2025-07-29
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	June 30, 2025
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 22, 2025, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 40,641,562 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$30,280	$23,070
Receivables, net of reserves of $2.0 million and $3.2 million as of June 30, 2025 and December 31, 2024, respectively	203,770	164,820
Inventories	216,900	209,190
Prepaid expenses and other current assets	38,180	29,560
Total current assets	489,130	426,640
Property and equipment, net	337,260	318,650
Operating lease right-of-use assets	45,760	40,480
Goodwill	388,490	356,360
Other intangibles, net	163,050	161,080
Deferred income taxes	9,800	10,760
Other assets	11,910	10,210
Total assets	$1,445,400	$1,324,180
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$102,710	$91,050
Accrued liabilities	76,380	60,340
Lease liabilities, current portion	9,670	8,040
Total current liabilities	188,760	159,430
Long-term debt, net	424,540	398,120
Lease liabilities	40,600	36,680
Deferred income taxes	20,800	20,110
Other long-term liabilities	55,430	42,540
Total liabilities	730,130	656,880
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 40,638,234 shares at June 30, 2025 and 40,574,847 shares at December 31, 2024	410	410
Paid-in capital	664,800	663,770
Retained earnings	47,440	21,670
Accumulated other comprehensive income (loss)	2,620	(18,550)
Total shareholders' equity	715,270	667,300
Total liabilities and shareholders' equity	$1,445,400	$1,324,180

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales	$274,760	$240,500	$516,430	$467,600
Cost of sales	(205,040)	(186,490)	(389,680)	(360,880)
Gross profit	69,720	54,010	126,750	106,720
Selling, general and administrative expenses	(42,570)	(36,100)	(83,110)	(76,430)
Net gain (loss) on dispositions of assets	(20)	(60)	5,270	—
Operating profit	27,130	17,850	48,910	30,290
Other expense, net:
Interest expense	(4,550)	(5,220)	(9,070)	(10,150)
Other income (expense), net	(230)	40	(330)	(280)
Other expense, net	(4,780)	(5,180)	(9,400)	(10,430)
Income before income tax expense	22,350	12,670	39,510	19,860
Income tax expense	(5,630)	(1,730)	(10,370)	(3,780)
Net income	$16,720	$10,940	$29,140	$16,080
Basic earnings per share:
Net income per share	$0.41	$0.27	$0.72	$0.39
Weighted average common shares—basic	40,647,361	40,699,287	40,626,325	40,858,668
Diluted earnings per share:
Net income per share	$0.41	$0.27	$0.71	$0.39
Weighted average common shares—diluted	40,929,861	40,999,038	40,939,798	41,160,526

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$16,720	$10,940	$29,140	$16,080
Other comprehensive income (loss):
Defined benefit plans (Note 17)	10	30	20	50
Foreign currency translation	23,080	(5,440)	33,880	(8,950)
Derivative instruments (Note 10)	(9,610)	520	(12,730)	1,110
Total other comprehensive income (loss)	13,480	(4,890)	21,170	(7,790)
Total comprehensive income	$30,200	$6,050	$50,310	$8,290

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Six months ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$29,140	$16,080
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Gain on dispositions of assets	(5,270)	—
Depreciation	19,650	20,000
Amortization of intangible assets	8,540	8,430
Amortization of debt issue costs	480	480
Deferred income taxes	3,250	2,840
Non-cash compensation expense	5,000	6,420
Provision for losses on accounts receivable	(1,140)	860
Increase in receivables	(29,700)	(24,650)
Decrease (increase) in inventories	1,300	(18,310)
Increase in prepaid expenses and other assets	(1,430)	(400)
Increase (decrease) in accounts payable and accrued liabilities	14,520	(1,210)
Other operating activities	(4,900)	4,130
Net cash provided by operating activities, net of acquisition impact	39,440	14,670
Cash Flows from Investing Activities:
Capital expenditures	(29,980)	(24,110)
Acquisition of business, net of cash acquired	(37,160)	—
Cross-currency swap terminations	—	(3,760)
Settlement of foreign currency exchange forward contract	—	3,760
Net proceeds from disposition of business, property and equipment	21,180	230
Net cash used for investing activities	(45,960)	(23,880)
Cash Flows from Financing Activities:
Proceeds from borrowings on revolving credit facilities	140,950	153,530
Repayments of borrowings on revolving credit facilities	(118,780)	(122,230)
Debt financing fees	(1,260)	—
Payments to purchase common stock	(2,260)	(16,850)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(1,800)	(1,560)
Dividends paid	(3,280)	(3,320)
Other financing activities	160	(240)
Net cash provided by financing activities	13,730	9,330
Cash and Cash Equivalents:
Increase for the period	7,210	120
At beginning of period	23,070	34,890
At end of period	$30,280	$35,010
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,490	$8,940
Cash paid for taxes	$9,210	$5,470

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Six Months Ended June 30, 2025 and 2024
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2024	$410	$663,770	$21,670	$(18,550)	$667,300
Net income	—	—	12,420	—	12,420
Other comprehensive income	—	—	—	7,690	7,690
Purchase of common stock	—	(450)	(10)	—	(460)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,760)	—	—	(1,760)
Non-cash compensation expense	—	2,990	—	—	2,990
Dividends declared	—	—	(1,610)	—	(1,610)
Balances, March 31, 2025	$410	$664,550	$32,470	$(10,860)	$686,570
Net income	—	—	16,720	—	16,720
Other comprehensive income	—	—	—	13,480	13,480
Purchase of common stock	—	(1,720)	(80)	—	(1,800)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(40)	—	—	(40)
Non-cash compensation expense	—	2,010	—	—	2,010
Dividends declared	—	—	(1,670)	—	(1,670)
Balances, June 30, 2025	$410	$664,800	$47,440	$2,620	$715,270

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2023	$410	$677,660	$4,230	$650	$682,950
Net income	—	—	5,140	—	5,140
Other comprehensive loss	—	—	—	(2,900)	(2,900)
Purchase of common stock	—	(13,240)	(80)	—	(13,320)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,560)	—	—	(1,560)
Non-cash compensation expense	—	4,570	—	—	4,570
Dividends declared	—	—	(1,660)	—	(1,660)
Balances, March 31, 2024	$410	$667,430	$7,630	$(2,250)	$673,220
Net income	—	—	10,940	—	10,940
Other comprehensive loss	—	—	—	(4,890)	(4,890)
Purchase of common stock	—	(3,490)	(40)	—	(3,530)
Non-cash compensation expense	—	1,850	—	—	1,850
Dividends declared	—	—	(1,660)	—	(1,660)
Balances, June 30, 2024	$410	$665,790	$16,870	$(7,140)	$675,930

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
3. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
Customer Markets	2025	2024	2025	2024
Consumer Products	$117,650	$106,980	$220,500	$210,560
Aerospace & Defense	103,010	77,720	192,220	145,060
Industrial	54,100	55,800	103,710	111,980
Total net sales	$274,760	$240,500	$516,430	$467,600
The Company’s Packaging segment earns revenues from the consumer products (comprised of the beauty and personal care, food and beverage, home care, pharmaceutical, nutraceutical and medical submarkets) and industrial markets. The Aerospace segment earns revenues from the aerospace & defense market (comprised of commercial, regional and business jet, and military submarkets). The Specialty Products segment earns revenues from a variety of submarkets within the industrial market. As of June 30, 2025, the Company’s total deferred revenue and related contract assets were $13.9 million and $8.8 million, and were included in accrued liabilities and prepaid expenses and other current assets, respectively, in the accompanying consolidated balance sheet. As of December 31, 2024, the Company's total deferred revenue and related contract assets were immaterial.
4. Realignment Actions
2025 Realignment Actions
During the three and six months ended June 30, 2025, the Company recorded $0.7 million and $4.5 million, respectively, of realignment costs related to actions to reorganize its corporate office, primarily for severance and consulting costs, including $1.5 million of non-cash compensation expense during the six months ended June 30, 2025. These charges were included in selling, general and administrative expenses in the accompanying consolidated statement of income.
5. Acquisitions and Sale of Business
2025 Acquisitions
On February 17, 2025, the Company acquired the aerospace business of GMT Gummi-Metall-Technik GmbH (“GMT”) for a purchase price of $37.2 million. Based on a preliminary purchase price allocation, the fair value of assets acquired and liabilities assumed included $15.4 million of goodwill, $4.6 million of intangible assets, $0.2 million of property and equipment, and $17.0 million of net working capital. The final purchase price remains subject to an adjustment for net working capital as defined in the purchase agreement. Based in Germany, GMT’s aerospace division (“GMT Aerospace”) develops and manufactures a wide range of tie-rods and rubber-metal anti-vibration systems for commercial and military aerospace applications with annual net sales of approximately €22.0 million. GMT Aerospace is part of the Aerospace reportable segment and has been renamed TriMas Aerospace Germany.
Sale of Business
On January 31, 2025, the Company completed the sale of its Arrow Engine business within the Specialty Products segment for net cash proceeds of $20.5 million, with the final sale price remaining subject to a working capital adjustment, if any, which is expected to be completed in the third quarter of 2025. As a result, the Company recorded a pre-tax gain of $5.3 million.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2025 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2024	$280,500	$69,300	$6,560	$356,360
Goodwill from acquisitions	—	15,370	—	15,370
Foreign currency translation and other	14,300	2,460	—	16,760
Balance, June 30, 2025	$294,800	$87,130	$6,560	$388,490
Other Intangible Assets
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of June 30, 2025		As of December 31, 2024
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$147,700	$(101,100)	$138,840	$(95,360)
Customer relationships, 15 – 25 years	129,630	(89,860)	129,230	(86,690)
Total customer relationships	277,330	(190,960)	268,070	(182,050)
Technology and other, 1 – 15 years	56,230	(44,320)	56,790	(44,590)
Technology and other, 17 – 30 years	43,300	(41,260)	43,300	(41,080)
Total technology and other	99,530	(85,580)	100,090	(85,670)
Indefinite-lived intangible assets:
Trademark/Trade names	62,730	—	60,640	—
Total other intangible assets	$439,590	$(276,540)	$428,800	$(267,720)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Technology and other, included in cost of sales	$790	$870	$1,590	$1,660
Customer relationships, included in selling, general and administrative expenses	3,560	3,350	6,950	6,770
Total amortization expense	$4,350	$4,220	$8,540	$8,430

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7. Inventories
Inventories consist of the following components (dollars in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$83,420	$86,430
Work in process	65,210	62,380
Raw materials	68,270	60,380
Total inventories	$216,900	$209,190
8. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	June 30, 2025	December 31, 2024
Land and land improvements	$30,470	$30,810
Buildings	92,530	93,780
Machinery and equipment	559,950	524,390
	682,950	648,980
Less: Accumulated depreciation	345,690	330,330
Property and equipment, net	$337,260	$318,650
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Depreciation expense, included in cost of sales	$9,780	$9,740	$19,160	$19,490
Depreciation expense, included in selling, general and administrative expenses	230	280	490	510
Total depreciation expense	$10,010	$10,020	$19,650	$20,000
9. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	June 30, 2025	December 31, 2024
4.125% Senior Notes due April 2029	$400,000	$400,000
Credit Agreement	28,590	1,500
Debt issuance costs	(4,050)	(3,380)
Long-term debt, net	$424,540	$398,120
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

Year	Percentage
2025	101.031%
2026 and thereafter	100.000%
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
Below is a summary of key terms under the Credit Agreement as of June 30, 2025, compared to the key terms prior to the amendment (showing gross availability):

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
At June 30, 2025, the Company had $28.6 million outstanding under its revolving credit facility and had $215.1 million potentially available after giving effect to $6.3 million of letters of credit issued and outstanding. At December 31, 2024, the Company had $1.5 million outstanding under its revolving credit facility and had $292.2 million potentially available after giving effect to $6.3 million of letters of credit issued and outstanding. The Company's borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of June 30, 2025. After consideration of leverage restrictions contained in the Credit Agreement, as of December 31, 2024, the Company had $216.7 million of borrowing capacity available for general corporate purposes.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $250.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement. The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under any accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At June 30, 2025, the Company was in compliance with its financial covenants contained in the Credit Agreement.
Other Revolving Loan Facility
In May 2021, the Company, through one of its non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings outstanding on this loan facility as of June 30, 2025 or December 31, 2024.
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.125% Senior Notes due April 2029	$400,000	$378,000	$400,000	$365,000
Revolving credit facility	28,590	28,590	1,500	1,500
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
As of June 30, 2025 and December 31, 2024, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Caption	June 30, 2025	December 31, 2024
Net Investment Hedges
Cross-currency swaps	Other long-term liabilities	$(19,710)	$(2,920)
The following table summarizes the income recognized in accumulated other comprehensive income (loss) ("AOCI") on derivative contracts designated as hedging instruments as of June 30, 2025 and December 31, 2024, and the amounts reclassified from AOCI into earnings for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
	As of June 30, 2025	As of December 31, 2024	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Three months ended June 30,		Six months ended June 30,
				2025	2024	2025	2024
Net Investment Hedges
Cross-currency swaps	$3,570	$16,300	Other income (expense), net	$—	$—	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.
Derivatives Not Designated as Hedging Instruments
As of June 30, 2025, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of $128.2 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, Canadian dollar, Chinese yuan, and the Mexican peso, as well as between the Euro and British pound, and have various settlement dates through September 2025. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of income (dollars in thousands):

		Amount of Income (Loss) Recognized in Earnings on Derivatives
		Three months ended June 30,		Six months ended June 30,
	Location of Income (Loss) Recognized in Earnings on Derivatives	2025	2024	2025	2024
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(4,560)	$1,800	$(6,860)	$3,510
Cross-currency swaps	Other income (expense), net	—	1,110	—	810
Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Cross-currency swaps	Recurring	$(19,710)	$—	$(19,710)	$—
Foreign exchange contracts	Recurring	$(2,790)	$—	$(2,790)	$—
December 31, 2024
Cross-currency swaps	Recurring	$(2,920)	$—	$(2,920)	$—
Foreign exchange contracts	Recurring	$360	$—	$360	$—
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Supplemental balance sheet information related to the Company's leases are shown below (dollars in thousands):

	Balance Sheet Location	June 30, 2025	December 31, 2024
Assets
Operating leases	Operating lease right-of-use assets	$45,760	$40,480
Finance leases	Property and equipment, net (a)	2,280	2,110
Total lease assets		$48,040	$42,590
Liabilities
Current:
Operating leases	Lease liabilities, current portion	$9,140	$7,580
Finance leases	Lease liabilities, current portion	530	460
Long-term:
Operating leases	Lease liabilities	39,520	35,520
Finance leases	Lease liabilities	1,080	1,160
Total lease liabilities		$50,270	$44,720
__________________________
(a)     Finance leases were recorded net of accumulated depreciation of $0.6 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively.
The components of lease expense are as follows (dollars in thousands):

		Three months ended June 30,		Six months ended June 30,
	Statement of Income Location	2025	2024	2025	2024
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$2,920	$2,560	$5,500	$4,840
Finance lease cost:
Depreciation of lease assets	Cost of sales	70	50	130	110
Interest on lease liabilities	Interest expense	10	20	20	30
Short-term, variable and other lease costs	Cost of sales and Selling, general and administrative expenses	1,050	1,060	2,140	2,150
Total lease cost		$4,050	$3,690	$7,790	$7,130

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)	Finance Leases(a)
2025 (excluding the six months ended June 30, 2025)	$5,390	$280
2026	11,090	650
2027	9,710	750
2028	7,740	—
2029	6,330	—
Thereafter	14,100	—
Total lease payments	54,360	1,680
Less: Imputed interest	(5,700)	(70)
Present value of lease liabilities	$48,660	$1,610
__________________________
(a)     The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
Other information related to the Company's leases are as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,740	$2,320	$5,410	$4,680
Operating cash flows from finance leases	10	20	20	30
Financing cash flows from finance leases	120	120	240	240
Lease assets obtained in exchange for new lease liabilities:
Operating leases	2,010	80	8,670	950
The weighted-average remaining lease term of the Company's operating leases and finance leases as of June 30, 2025 is 5.9 years and 2.1 years, respectively. The weighted-average discount rate for the operating leases and finance leases as of June 30, 2025 is 4.6% and 2.6%, respectively.
12. Other Long-term liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	June 30, 2025	December 31, 2024
Non-current asbestos-related liabilities	$26,040	$27,200
Other long-term liabilities	29,390	15,340
Total other long-term liabilities	$55,430	$42,540

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
13. Commitments and Contingencies
Asbestos
As of June 30, 2025, the Company was a party to 532 pending cases involving an aggregate of 4,984 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by its former Lamons division and certain other related subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Six Months Ended June 30, 2025	4,968	155	115	24	4,984	$9,979	$795,000
Fiscal Year Ended December 31, 2024	4,863	269	131	33	4,968	$20,083	$1,750,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 4,984 claims pending at June 30, 2025, 36 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At June 30, 2025, of the 36 claims that set forth specific amounts, there were no claims seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	5	31
Relatively few claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 30 years ago, have been $14 million. All relief sought in the asbestos cases is monetary in nature. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability.
The Company records a liability for asbestos-related claims, which includes both known and unknown claims, based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In the third quarter of 2024, the Company commissioned its actuary to update the study, based on data as of May 31, 2024, which yielded a range of possible future liability of $31.0 million to $39.8 million, before consideration of any potential insurance recoveries. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore recorded a pre-tax charge of $5.5 million to increase the liability estimate to $31.0 million, at the low-end of the range. As of June 30, 2025 and December 31, 2024, the Company’s total asbestos-related liability was $28.5 million and $29.7 million, respectively, and is included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
The Company’s primary insurance, which covered approximately 40% of historical costs related to settlement and defense of asbestos litigation, expired in November 2018, upon which the Company became solely responsible for defense costs and indemnity payments. The Company is party to a coverage-in-place agreement (entered into in 2006) with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Prior to the commencement of coverage under this agreement, the Company was solely responsible for defense costs and indemnity payments. During the three months ended June 30, 2025, the Company reached the threshold of qualified future settlements required to commence excess carrier insurance coverage under the coverage-in-place agreement. As of June 30, 2025, the Company was in the process of transitioning the administration and settlement of asbestos defense costs and indemnity payments to the insurance carriers under the coverage-in-place agreement. As of June 30, 2025, the Company has not recognized an asbestos-related insurance recovery asset corresponding to its asbestos-related liability. The Company will continue to reassess its estimate of insurance recoveries and corresponding accounting for any such recoveries as the facts and circumstances change.
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
Environmental
The Company is responsible for environmental remediation at currently or previously owned facilities and waste sites, including sites defined under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as “Superfund” for which the Company has been named a potential responsible party. During the six months ended June 30, 2025 and 2024, the Company recorded no charges related to environmental remediation costs. As of June 30, 2025 and December 31, 2024, the Company’s total environmental remediation obligation was $3.3 million. The accrual is primarily based on environmental cost estimates provided by third parties and represents the best estimate of the Company’s proportionate share of costs to be incurred for site remediation efforts. Actual costs incurred resulting from the ultimate resolution of these uncertainties could exceed the amount accrued.
14. Segment Information
The Company defines its segments consistent with how internally reported financial information is regularly reviewed by TriMas' President and Chief Executive Officer (chief operating decision maker) to analyze financial performance, make decisions, and allocate resources. TriMas reports its operations in three segments: Packaging, Aerospace and Specialty Products. Each of these segments has discrete financial information that is regularly evaluated by the chief operating decision maker. The chief operating decision maker uses segment adjusted operating profit when assessing segment performance, determining resource and capital allocation and developing overall strategic direction of the Company. The chief operating decision maker analyzes segment adjusted operating profit on a monthly basis by comparing actual results to forecasted and budgeted expectations to assess performance. Segment adjusted operating profit is also used in compensation related decision-making under certain employee incentive programs. Segment adjusted operating profit is defined as operating profit excluding Special Items. Special Items include: realignment and severance costs, purchase accounting charges related to the step-up of inventory to fair value, and mergers, acquisitions, diligence and transaction costs.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Segment activity is as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Three Months Ended June 30, 2025
Net sales	$143,010	$103,010	$28,740	$274,760
Adjusted cost of sales (a)	(107,260)	(70,730)	(26,350)
Adjusted selling, general and administrative expenses (b)	(15,300)	(11,630)	(1,130)
Other segment items (c)	(20)	—	—
Segment adjusted operating profit	$20,430	$20,650	$1,260	$42,340
Corporate (d)				(14,260)
Business realignment and severance costs				(440)
Purchase accounting charges				(510)
Interest expense				(4,550)
Other income (expense), net				(230)
Income before income tax expense				$22,350

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Packaging	Aerospace	Specialty Products	Total
Three Months Ended June 30, 2024
Net sales	$131,930	$77,720	$30,850	$240,500
Adjusted cost of sales (a)	(99,820)	(58,430)	(28,240)
Adjusted selling, general and administrative expenses (b)	(13,590)	(8,840)	(2,010)
Other segment items (c)	(60)	10	(20)
Segment adjusted operating profit	$18,460	$10,460	$580	$29,500
Corporate (e)				(11,180)
Business realignment and severance costs				(440)
Mergers, acquisitions, diligence and transaction costs				(30)
Interest expense				(5,220)
Other income (expense), net				40
Income before income tax expense				$12,670

Six Months Ended June 30, 2025
Net sales	$270,580	$192,220	$53,630	$516,430
Adjusted cost of sales (a)	(202,910)	(135,580)	(49,780)
Adjusted selling, general and administrative expenses (b)	(29,390)	(20,760)	(2,500)
Other segment items (c)	(30)	—	—
Segment adjusted operating profit	$38,250	$35,880	$1,350	$75,480
Corporate (f)				(23,640)
Business realignment and severance costs				(2,260)
Purchase accounting charges				(670)
Interest expense				(9,070)
Other income (expense), net				(330)
Income before income tax expense				$39,510

Six Months Ended June 30, 2024
Net sales	$258,950	$145,060	$63,590	$467,600
Adjusted cost of sales (a)	(194,470)	(110,200)	(56,100)
Adjusted selling, general and administrative expenses (b)	(27,990)	(17,290)	(4,280)
Other segment items (c)	(10)	20	(20)
Segment adjusted operating profit	$36,480	$17,590	$3,190	$57,260
Corporate (g)				(25,590)
Business realignment and severance costs				(1,350)
Mergers, acquisitions, diligence and transaction costs				(30)
Interest expense				(10,150)
Other income (expense), net				(280)
Income before income tax expense				$19,860
__________________________

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(a) Adjusted cost of sales is defined as cost of sales excluding Special Items.
(b) Adjusted selling, general and administrative expenses is defined as selling, general and administrative expenses excluding Special Items.
(c) Other segment items for each reportable segment includes net gain (loss) on dispositions of assets excluding Special Items.
(d) Includes $2.2 million of realignment, severance and consulting costs and $1.4 million of system implementation costs.
(e) Includes $1.0 million of mergers, acquisition, diligence and transaction costs, and $0.8 million of system implementation costs and $0.7 million for an environmental settlement related to a legacy liability.
(f) Includes $7.0 million of realignment, severance and consulting costs, a $5.3 million gain on the sale of Arrow Engine, $2.4 million of system implementation costs and $0.3 million of mergers, acquisition, diligence and transaction costs.
(g) Includes $2.2 million of mergers, acquisition, diligence and transaction costs, and $1.8 million of system implementation costs, $0.7 million of consulting costs and $0.7 million for an environmental settlement related to a legacy liability.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Capital expenditures
Packaging	$8,110	$7,350	$16,090	$15,830
Aerospace	4,920	1,230	7,410	2,660
Specialty Products	2,800	1,460	3,860	4,360
Corporate	1,210	820	2,620	1,260
Total	$17,040	$10,860	$29,980	$24,110

Depreciation and amortization
Packaging	$8,710	$8,540	$17,040	$17,110
Aerospace	4,730	4,580	9,330	9,150
Specialty Products	830	1,070	1,650	2,080
Corporate	90	50	170	90
Total	$14,360	$14,240	$28,190	$28,430

	June 30, 2025	December 31, 2024
Total Assets
Packaging	$885,330	$811,190
Aerospace	454,150	390,980
Specialty Products	76,430	89,210
Corporate	29,490	32,800
Total	$1,445,400	$1,324,180

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
15. Equity Awards
Stock Options
The Company granted 900,000 stock option awards during the six months ended June 30, 2025. The Company estimated the grant-date fair value of the awards using the Black-Scholes option pricing model using the following weighted-average assumptions: risk-free interest rate of 4.1%, expected volatility of 33.0%, annual dividend payment of $0.16, and an expected term of 6.5 years. Information related to stock options at June 30, 2025 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	—	$—
Granted	900,000	41.11
Outstanding at June 30, 2025	900,000	$41.11	10.0	$—
As of June 30, 2025, there was $6.7 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.6 years.
The Company recognized approximately $0.1 million of stock-based compensation expense related to stock options during the three and six months ended June 30, 2025 and no stock-based compensation expense related to stock options during the three and six months ended June 30, 2024. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the six months ended June 30, 2025:
•Granted 457,504 RSUs to certain employees, which are subject only to a service condition and vest ratably over one, two, or three years so long as the employee remains with the Company;
•Granted 36,396 RSUs to its non-employee independent directors, which fully vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date;
•Issued 81 RSUs to certain employees related to dividend equivalent rights on existing equity awards; and
•Issued 1,242 RSUs related to director fee deferrals as certain of the Company's directors elected to defer all or a portion of their director fees and to receive the amount in Company common stock at a future date.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Information related to RSUs at June 30, 2025 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	823,943	$27.63
Granted	590,246	25.49
Vested	(245,543)	27.35
Cancelled	(138,765)	31.20
Outstanding at June 30, 2025	1,029,881	$25.99	1.5	$29,460,000
As of June 30, 2025, there was $13.1 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 2.4 years.
The Company recognized stock-based compensation expense related to RSUs of $1.9 million and $1.9 million during the three months ended June 30, 2025 and 2024, respectively, and $4.9 million and $6.4 million during the six months ended June 30, 2025 and 2024, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
16. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to RSUs and stock options. The following table summarizes the dilutive effect of RSUs and stock options on common stock for the six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Weighted average common shares—basic	40,647,361	40,699,287	40,626,325	40,858,668
Dilutive effect of restricted stock units	282,500	299,751	313,473	301,858
Weighted average common shares—diluted	40,929,861	40,999,038	40,939,798	41,160,526
Anti-dilutive shares excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2025, were 80,957 and 42,969 shares, respectively. There were no anti-dilutive shares for the three and six months ended June 30, 2024.
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate. In the three and six months ended June 30, 2025, the Company purchased 85,729 and 106,220 shares of its outstanding common stock for $1.8 million and $2.3 million, respectively. During the three and six months ended June 30, 2024, the Company purchased 131,900 and 671,937 shares of its outstanding common stock for $3.5 million and $16.9 million, respectively. As of June 30, 2025, the Company had $65.4 million remaining under the repurchase authorization.
Holders of common stock are entitled to dividends at the discretion of the Company's Board of Directors. In 2021, the Company's Board of Directors declared the first dividend since the Company's initial public offering in 2007. During the three and six months ended June 30, 2025, the Company's quarterly cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.7 million and $3.3 million, respectively. In the three and six months ended June 30, 2024, the Company's quarterly cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.7 million and $3.3 million, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
17. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic benefit cost (income) are as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Service costs	$140	$130	$270	$260
Interest costs	320	330	640	660
Expected return on plan assets	(260)	(510)	(510)	(1,020)
Amortization of net loss	20	40	50	90
Net periodic benefit cost (income)	$220	$(10)	$450	$(10)
The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of income.
The Company contributed $0.2 million and $0.5 million to its defined benefit pension plans during the three and six months ended June 30, 2025, respectively. The Company expects to contribute $1.2 million to its defined benefit pension plans for the full year 2025.
18. Other Comprehensive Income (Loss)
Changes in AOCI by component for the six months ended June 30, 2025 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2024	$(8,010)	$16,300	$(26,840)	$(18,550)
Net unrealized gains (losses) arising during the period (a)	—	(12,730)	33,880	21,150
Less: Net realized losses reclassified to net income	(20)	—	—	(20)
Net current-period other comprehensive income (loss)	20	(12,730)	33,880	21,170
Balance, June 30, 2025	$(7,990)	$3,570	$7,040	$2,620
__________________________
(a)     Derivative instruments, net of income tax of $4.1 million. See Note 10, "Derivative Instruments," for further details.

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
19. Income Taxes
The effective income tax rate for the three months ended June 30, 2025 and 2024 was 25.2% and 13.7%, respectively. The Company recorded income tax expense of $5.6 million and $1.7 million for the three months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate for the three months ended June 30, 2025 was primarily due to the recognition of approximately $1.4 million of tax benefit related to foreign tax loss carryforwards in the three months ended June 30, 2024, and by a year-over-year increase in losses incurred in certain foreign subsidiaries for which no tax benefit is recognized.
The effective income tax rate for the six months ended June 30, 2025 and 2024 was 26.2% and 19.0%, respectively. The Company recorded income tax expense of $10.4 million and $3.8 million for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate for the six months ended June 30, 2025 was higher than in the prior year primarily due to the recognition of approximately $1.4 million of tax benefit related to foreign tax loss carryforwards in the three months ended June 30, 2024. Additionally, the sale of the Arrow Engine business resulted in a taxable capital gain and related income tax expense of approximately $1.4 million in the first half of 2025.
On July 4, 2025, President Donald J. Trump signed into law the legislation formally titled “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” —and commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). The legislation takes effect in the third quarter of 2025. Based on an initial analysis of the OBBBA, the Company does not anticipate a material impact on the effective tax rate and expects a favorable impact on U.S. federal cash taxes for the remainder of 2025.
20. Subsequent Events
On July 22, 2025, the Company announced that its Board of Directors had declared a cash dividend of $0.04 per share of TriMas Corporation common stock, which will be payable on August 12, 2025, to shareholders of record as of the close of business on August 5, 2025.

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
Our results of operations have been materially impacted over the past few years by macro-economic factors, most recently by cost inflation (raw materials, wage rates and freight) and a lack of material, and in certain regions, skilled labor availability. Additionally, during the first six months of 2025, the U.S. government altered its approach to international trade policy and announced baseline tariffs on products from all countries and additional individualized reciprocal tariffs on the countries with which the United States has the largest trade deficits, including China. This change in international trade policy has also created uncertainty with respect to future tariffs, including any retaliatory tariffs imposed by other countries, or other potential governmental actions. These factors have affected each of our businesses and how we operate, albeit in different ways and magnitudes. The current tariffs, predominately those imposed on China-based imports, have increased the costs of certain products sourced from non-U.S. countries. Sales of certain of our products for industrial applications, for example steel cylinders for packaged gas applications, have experienced volatility in demand related to customers securing a high order rates in prior periods, only to enter a period of destocking in more recent periods. This significant level of volatility in demand levels, input and transportation costs, and material and labor availability, have pressured our ability to operate efficiently in recent periods. While some areas of demand volatility and softness remain, such as in our Specialty Products segment, and more specifically our Norris Cylinder business, we have experienced more steady and consistent demand in our Packaging and Aerospace segments.
Overall, our second quarter 2025 net sales increased $34.3 million, or 14.2%, compared to second quarter 2024. We experienced organic growth of 23.8% and 7.9% within our Aerospace and Packaging segments, respectively, compared to second quarter 2024. We also experienced growth from acquisitions of 8.7% in our Aerospace segment. These increases were partially offset by lower sales of 6.8% in our Specialty Products segment as compared to the prior year quarter, as higher sales of steel cylinders were more than offset by the lost sales due to the divestiture of our Arrow Engine business in January 2025. Our overall sales increase included $0.6 million of currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of a weakening U.S. dollar relative to foreign currencies.
The most significant drivers affecting our financial results in second quarter 2025 compared with second quarter 2024, other than as directly impacted by sales changes, were higher consulting costs and costs incurred related to actions to reorganize our corporate office and an increase in our effective tax rate.

On January 31, 2025, we completed the divestiture of our Arrow Engine business within our Specialty Products segment for net cash proceeds of $20.5 million, with the final sale price remaining subject to a working capital adjustment, if any. We recognized a pre-tax gain of $5.3 million on the sale of Arrow Engine. Arrow Engine contributed $5.4 million of sales in second quarter 2024
In February 2025, we acquired the aerospace business of GMT Gummi-Metall-Technik GmbH (“GMT”) for a purchase price of $37.2 million. GMT’s aerospace division (“GMT Aerospace”), which is reported in our Aerospace segment, is located in Germany and contributed $6.7 million of acquisition-related sales growth during second quarter 2025.
In second quarter 2025, we incurred pre-tax costs of $2.2 million related to professional consulting fees and costs related to actions to reorganize our corporate office.
The effective income tax rate for second quarter 2025 was 25.2% as compared to 13.7% for second quarter 2024. The increase in the effective tax rate for second quarter 2025 was primarily due to the recognition of approximately $1.4 million of tax benefit related to foreign tax loss carryforwards in second quarter 2024, and by a year-over-year increase in losses incurred in certain foreign subsidiaries for which no tax benefit is recognized.
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
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In 2020, our Board of Directors increased the authorization of share repurchases to a cumulative amount of $250 million. During second quarter 2025, we purchased 85,729 shares of our outstanding common stock for an aggregate purchase price of $1.8 million. As of June 30, 2025, we had $65.4 million remaining under the repurchase authorization.
In addition, in second quarter 2025, we declared dividends of $0.04 per share of common stock and paid dividends of $1.7 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, as well as dividends, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended June 30, 2025 and 2024 (dollars in thousands):

	Three months ended June 30,
	2025	As a Percentage of Net Sales	2024	As a Percentage of Net Sales
Net Sales
Packaging	$143,010	52.0%	$131,930	54.9%
Aerospace	103,010	37.5%	77,720	32.3%
Specialty Products	28,740	10.5%	30,850	12.8%
Total	$274,760	100.0%	$240,500	100.0%
Gross Profit
Packaging	$35,550	24.9%	$32,110	24.3%
Aerospace	31,770	30.8%	19,290	24.8%
Specialty Products	2,400	8.4%	2,610	8.5%
Total	$69,720	25.4%	$54,010	22.5%
Selling, General and Administrative Expenses
Packaging	$15,540	10.9%	$14,040	10.6%
Aerospace	11,630	11.3%	8,870	11.4%
Specialty Products	1,140	4.0%	2,010	6.5%
Corporate	14,260	N/A	11,180	N/A
Total	$42,570	15.5%	$36,100	15.0%
Operating Profit (Loss)
Packaging	$19,990	14.0%	$18,020	13.7%
Aerospace	20,140	19.6%	10,430	13.4%
Specialty Products	1,260	4.4%	580	1.9%
Corporate	(14,260)	N/A	(11,180)	N/A
Total	$27,130	9.9%	$17,850	7.4%
Depreciation
Packaging	$7,030	4.9%	$6,890	5.2%
Aerospace	2,060	2.0%	2,010	2.6%
Specialty Products	830	2.9%	1,070	3.5%
Corporate	90	N/A	50	N/A
Total	$10,010	3.6%	$10,020	4.2%
Amortization
Packaging	$1,680	1.2%	$1,650	1.3%
Aerospace	2,670	2.6%	2,570	3.3%
Specialty Products	—	—%	—	—%
Corporate	—	N/A	—	N/A
Total	$4,350	1.6%	$4,220	1.8%
The following table summarizes detail on the year-over-year sales growth percentages for our reportable segments for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024:

	Second Quarter 2025 vs. Second Quarter 2024
	Organic	Acquisitions	Divestitures	Foreign Exchange	Total
Consolidated TriMas Corporation	13.4%	2.8%	(2.2)%	0.2%	14.2%
Packaging	7.9%	—%	—%	0.5%	8.4%
Aerospace	23.8%	8.7%	—%	—%	32.5%
Specialty Products	10.8%	—%	(17.6)%	—%	(6.8)%

The following table summarizes financial information for our reportable segments for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six months ended June 30,
	2025	As a Percentage of Net Sales	2024	As a Percentage of Net Sales
Net Sales
Packaging	$270,580	52.4%	$258,950	55.4%
Aerospace	192,220	37.2%	145,060	31.0%
Specialty Products	53,630	10.4%	63,590	13.6%
Total	$516,430	100.0%	$467,600	100.0%
Gross Profit
Packaging	$67,010	24.8%	$64,370	24.9%
Aerospace	55,970	29.1%	34,860	24.0%
Specialty Products	3,770	7.0%	7,490	11.8%
Total	$126,750	24.5%	$106,720	22.8%
Selling, General and Administrative Expenses
Packaging	$29,750	11.0%	$29,240	11.3%
Aerospace	20,760	10.8%	17,320	11.9%
Specialty Products	3,660	6.8%	4,280	6.7%
Corporate	28,940	N/A	25,590	N/A
Total	$83,110	16.1%	$76,430	16.3%
Operating Profit (Loss)
Packaging	$37,230	13.8%	$35,130	13.6%
Aerospace	35,210	18.3%	17,560	12.1%
Specialty Products	110	0.2%	3,190	5.0%
Corporate	(23,640)	N/A	(25,590)	N/A
Total	$48,910	9.5%	$30,290	6.5%
Depreciation
Packaging	$13,770	5.1%	$13,820	5.3%
Aerospace	4,060	2.1%	4,010	2.8%
Specialty Products	1,650	3.1%	2,080	3.3%
Corporate	170	N/A	90	N/A
Total	$19,650	3.8%	$20,000	4.3%
Amortization
Packaging	$3,270	1.2%	$3,290	1.3%
Aerospace	5,270	2.7%	5,140	3.5%
Specialty Products	—	—%	—	—%
Corporate	—	N/A	—	N/A
Total	$8,540	1.7%	$8,430	1.8%
The following table summarizes detail on the year-over-year sales growth percentages for our reportable segments for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024:

	Year to Date Second Quarter 2025 vs. Year to Date Second Quarter 2024
	Organic	Acquisitions	Divestitures	Foreign Exchange	Total
Consolidated TriMas Corporation	10.9%	2.1%	(1.9)%	(0.7)%	10.4%
Packaging	5.7%	—%	—%	(1.2)%	4.5%
Aerospace	25.7%	6.9%	—%	(0.1)%	32.5%
Specialty Products	(1.5)%	—%	(14.2)%	—%	(15.7)%

Results of Operations
The principal factors impacting us during the three months ended June 30, 2025, compared with the three months ended June 30, 2024, were:
•Increases in demand for products within our Aerospace and Packaging segments;
•Increase in demand for our cylinder products within our Specialty Products segment;
•The divestiture of our Arrow Engine business;
•The impact of our recent acquisition of GMT Aerospace;
•Increased costs, primarily related to consulting costs and costs associated with actions to reorganize the corporate office; and
•An increase in our effective tax rate in second quarter 2025 compared with second quarter 2024.

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Overall, net sales increased $34.3 million, or 14.2%, to $274.8 million for the three months ended June 30, 2025, as compared with $240.5 million in the three months ended June 30, 2024. Acquisition-related sales growth was $6.7 million from our February 2025 acquisition of GMT Aerospace. Organic sales, excluding the impact of currency exchange, increased $32.3 million, or 13.4%, as organic sales increased 23.8% and 7.9% within our Aerospace and Packaging segments, respectively, due to improved throughput and commercial actions with Aerospace and end market demand improvements within Packaging. Sales decreased 6.8% in our Specialty Products segment as an organic sales increase of 13.1% for our steel cylinders was more than offset by the impact of the divestiture of our Arrow Engine business. In addition, net sales increased by $0.6 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening of the U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 25.4% and 22.5% for the three months ended June 30, 2025 and 2024, respectively. Gross profit margin increased primarily due to higher sales levels and related improved fixed cost absorption within our Aerospace and Packaging segments, a more favorable product sales mix, and favorable commercial actions within our Aerospace segment, as well as due to the favorable impact of prior year operational improvement actions within our Packaging segment. The increase in gross profit was partially offset by reduced sales in our Specialty Products segment as the increase in gross profit related to increased steel cylinder sales was more than offset by the loss of sales related to the divestiture of our Arrow Engine business. Additionally, gross profit decreased due to a $0.5 million purchase accounting charge related to the step-up of GMT Aerospace's inventory to fair value and increased input costs in our Packaging segment.
Operating profit margin (operating profit as a percentage of sales) approximated 9.9% and 7.4% for the three months ended June 30, 2025 and 2024, respectively. Operating profit increased $9.3 million to $27.1 million in the three months ended June 30, 2025, from $17.9 million for the three months ended June 30, 2024, primarily due to higher sales levels and related improved fixed cost absorption within our Aerospace and Packaging segments, a more favorable product sales mix, and favorable commercial actions within our Aerospace segment, as well as due to the favorable impact of prior year operational improvement actions within our Packaging segment. The increase in operating profit was partially offset by reduced sales in our Specialty Products segment as the increase in operating profit related to increased steel cylinder sales was more than offset by the loss of sales related to the divestiture of our Arrow Engine business. In addition, operating profit decreased due to a $0.5 million purchase accounting charge related to the step-up of GMT Aerospace's inventory to fair value, increased input costs in our Packaging segment, higher employee-related costs, higher consulting costs and costs associated with actions to reorganize the corporate office.
Interest expense decreased $0.7 million, to $4.6 million for the three months ended June 30, 2025, compared to $5.2 million for the three months ended June 30, 2024, due to a decrease in our weighted average borrowings and a lower effective interest rate on our revolving credit facility.
Other income (expense) decreased $0.3 million to $0.2 million of expense for the three months ended June 30, 2025, as compared to a nominal amount of income for the three months ended June 30, 2024, primarily due to mark-to-market gains on our de-designated cross currency swap in second quarter 2024 that did not repeat in second quarter 2025.

The effective income tax rate for the three months ended June 30, 2025 and 2024 was 25.2% and 13.7%, respectively. We recorded income tax expense of $5.6 million and $1.7 million for the three months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate for the three months ended June 30, 2025 was primarily due to the recognition of approximately $1.4 million of tax benefit related to foreign tax loss carryforwards in the three months ended June 30, 2024, and by a year-over-year increase in losses incurred in certain foreign subsidiaries for which no tax benefit is recognized.
Net income increased $5.8 million, to $16.7 million for the three months ended June 30, 2025, as compared to $10.9 million for the three months ended June 30, 2024. The increase was primarily the result of an increase in operating profit of $9.3 million and a decrease in interest expense of $0.7 million, partially offset by an increase in income tax expense of $3.9 million and an increase in other expense of $0.3 million.
See below for a discussion of operating results by segment.
Packaging. Net sales increased $11.1 million, or 8.4% (of which 7.9% was organic and 0.5% was foreign currency exchange), to $143.0 million in the three months ended June 30, 2025, as compared to $131.9 million in the three months ended June 30, 2024. Sales of dispensing products used primarily for beauty, personal care and home care applications increased by $13.4 million. Sales of products used for industrial applications increased by $0.2 million and sales of other consumer goods products increased by $3.2 million. These increases were partially offset by the decrease in sales of products used in food and beverage applications of $6.3 million, primarily due to reduced demand for certain dairy applications in North America and beverage closure applications in Europe. Net sales increased by $0.6 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening of the U.S. dollar relative to foreign currencies, as compared to second quarter 2024.
Gross profit increased $3.4 million to $35.6 million, or 24.9% of sales, in the three months ended June 30, 2025, as compared to $32.1 million, or 24.3% of sales, in the three months ended June 30, 2024, primarily due to higher sales levels and resulting improved fixed cost absorption, as well as the favorable impact of prior year operational improvement actions. These increases to gross profit were partially offset by increased input costs.
Selling, general and administrative expenses increased $1.5 million to $15.5 million, or 10.9% of sales, in the three months ended June 30, 2025, as compared to $14.0 million, or 10.6% of sales, in the three months ended June 30, 2024, primarily due to higher employee-related costs and higher information technology costs.
Operating profit increased $2.0 million to $20.0 million, or 14.0% of sales, in the three months ended June 30, 2025, as compared to $18.0 million, or 13.7% of sales, in the three months ended June 30, 2024, primarily due to higher sales volume, improved fixed cost absorption and the favorable impact of cost reduction efforts, partially offset by increased input costs and higher selling, general and administrative expenses.
Aerospace.    Net sales for the three months ended June 30, 2025 increased $25.3 million, or 32.5% (of which 23.8% was organic and 8.7% related to acquisitions), to $103.0 million, as compared to $77.7 million in the three months ended June 30, 2024. Acquisition-related sales growth from our February 2025 acquisition of GMT Aerospace was $6.7 million. Sales of our fasteners products increased by $14.1 million due to increases in aircraft build rates, improved production yield and commercial actions. Sales of our engineered components products increased by $4.5 million due to improved production throughput.
Gross profit increased $12.5 million to $31.8 million, or 30.8% of sales, in the three months ended June 30, 2025, from $19.3 million, or 24.8% of sales, in the three months ended June 30, 2024. Gross profit increased primarily due to higher sales levels and resulting improved fixed cost absorption, a more favorable product sales mix and favorable commercial actions. These increases in gross profit were partially offset by a $0.5 million purchase accounting charge related to the step-up of GMT Aerospace's inventory to fair value.
Selling, general and administrative expenses increased $2.8 million to $11.6 million, or 11.3% of sales, in the three months ended June 30, 2025, as compared to $8.9 million, or 11.4% of sales, in the three months ended June 30, 2024, primarily due to higher employee-related costs and higher ongoing selling, general and administrative costs associated with our acquisition of GMT Aerospace.
Operating profit increased $9.7 million to $20.1 million, or 19.6% of sales, in the three months ended June 30, 2025, as compared to $10.4 million, or 13.4% of sales, in the three months ended June 30, 2024, primarily due to the impact of higher sales levels, improved fixed cost absorption, a more favorable product sales mix, and commercial actions. These increases were partially offset by higher selling, general and administrative expenses and the recognition of the purchase accounting charge related to the step-up of GMT Aerospace's inventory to fair value.

Specialty Products.   Net sales for the three months ended June 30, 2025 decreased $2.1 million, or 6.8% (of which 10.8% was organic and (17.6)% was due to the divestiture of Arrow Engine), to $28.7 million, as compared to $30.9 million in the three months ended June 30, 2024. Sales of steel cylinders increased $3.3 million, or 13.1%, to $28.7 million, as compared to $25.4 million, due to improved order intake. Arrow Engine contributed $5.4 million of sales in second quarter 2024. See Note 5, "Acquisitions and Sale of Business," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for more information.
Gross profit decreased $0.2 million to $2.4 million, or 8.4% of sales, in the three months ended June 30, 2025, as compared to $2.6 million, or 8.5% of sales, in the three months ended June 30, 2024, as the increase in gross profit related to increased steel cylinder sales was more than offset by the impact of the divestiture of Arrow Engine.
Selling, general and administrative expenses decreased $0.9 million to $1.1 million, or 4.0% of sales, in the three months ended June 30, 2025, as compared to $2.0 million, or 6.5% of sales, in the three months ended June 30, 2024, primarily due to reduced spending levels and the year-over-year impact from the divestiture of our Arrow Engine business.
Operating profit increased $0.7 million to $1.3 million, or 4.4% of sales, in the three months ended June 30, 2025, as compared to $0.6 million, or 1.9% of sales, in the three months ended June 30, 2024, primarily due to increased sales of steel cylinders and reduced spending levels, partially offset by the year-over-year impact from the divestiture of our Arrow Engine business.
Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended June 30,
	2025	2024
Corporate operating expenses	$12.2	$8.6
Non-cash stock compensation	2.0	1.8
Legacy expenses	0.1	0.8
Corporate expenses	$14.3	$11.2
Corporate expenses increased $3.1 million to $14.3 million for the three months ended June 30, 2025, from $11.2 million for the three months ended June 30, 2024, primarily due to higher employee-related costs, an increase of $2.2 million related to consulting costs and costs associated with actions to reorganize the corporate office, and $0.7 million of higher costs associated with the upgrade of certain key information technology applications. These increases were partially offset by $1.0 million of lower professional costs associated with business acquisition, diligence and transaction-related activity and the impact of a $0.7 million environment settlement related to a legacy TriMas operation that occurred in second quarter 2024 that did not recur.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Overall, net sales increased $48.8 million, or 10.4%, to $516.4 million for the six months ended June 30, 2025, as compared with $467.6 million in the six months ended June 30, 2024. Acquisition-related sales growth was $10.0 million from our February 2025 acquisition of GMT Aerospace. Organic sales, excluding the impact of currency exchange and acquisitions, increased $51.0 million, or 10.9%, as organic sales increases of 25.7% and 5.7% within our Aerospace and Packaging segments, respectively, driven by end market demand improvements, were partially offset by a 15.7% sales decrease in our Specialty Products segment due to lower market demand and the divestiture of our Arrow Engine business. In addition, net sales decreased by $3.2 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of a strengthening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 24.5% for the six months ended June 30, 2025 and 22.8% for the six months ended June 30, 2024. Gross profit margin increased primarily due to higher sales levels and related improved fixed cost absorption within our Aerospace and Packaging segments, a more favorable product sales mix, and favorable commercial actions within our Aerospace segment, as well as due to the favorable impact of prior year operational improvement actions within our Packaging segment. The increase in gross profit was partially offset by reduced sales of steel cylinders and related reduction in absorption of fixed costs, and the loss of sales related to the divestiture of our Arrow Engine business within our Specialty Products segment. Additionally, gross profit decreased due to a $0.7 million purchase accounting charge related to the step-up of GMT Aerospace's inventory to fair value and increased input costs in our Packaging segment.

Operating profit margin (operating profit as a percentage of sales) approximated 9.5% and 6.5% for the six months ended June 30, 2025 and 2024, respectively. Operating profit increased $18.6 million, to $48.9 million, for the six months ended June 30, 2025, compared to $30.3 million for the six months ended June 30, 2024, primarily due to higher sales levels and related improved fixed cost absorption within our Aerospace and Packaging segments, a more favorable product sales mix, and favorable commercial actions within our Aerospace segment. Additionally, operating profit increased due to a $5.3 million gain on the sale of Arrow Engine and the favorable impact of prior year operational improvement actions within our Packaging segment. The increase in operating profit was partially offset by reduced sales of steel cylinders and related reduction in absorption of fixed costs, and the loss of sales related to the divestiture of Arrow Engine within our Specialty Products segment. In addition, operating profit decreased due to increased tariff related input costs in our Packaging segment and by $4.8 million primarily related to consulting costs and costs associated with actions to reorganize the corporate office. We also recorded a $0.7 million purchase accounting charge related to the step-up of GMT Aerospace's inventory to fair value and recognized higher employee-related costs.
Interest expense decreased $1.1 million, to $9.1 million, for the six months ended June 30, 2025, as compared to $10.2 million for the six months ended June 30, 2024, due to a decrease in our weighted average borrowings and a lower effective interest rate as a result of decreased borrowings from our revolving credit facility.
Other income (expense) remained flat at $0.3 million of expense, for the six months ended June 30, 2025 and 2024, as decreased losses on foreign currency transactions was offset by lower miscellaneous income.
The effective income tax rate for the six months ended June 30, 2025 and 2024 was 26.2% and 19.0%, respectively. We recorded tax expense of $10.4 million for the six months ended June 30, 2025, as compared to $3.8 million for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 was higher than in the prior year primarily due to the recognition of approximately $1.4 million of tax benefit related to foreign tax loss carryforwards in the three months ended June 30, 2024. Additionally, the sale of the Arrow Engine business resulted in a taxable capital gain and related income tax expense of approximately $1.4 million in the first half of 2025.
Net income increased by $13.1 million, to $29.1 million, for the six months ended June 30, 2025, compared to $16.1 million for the six months ended June 30, 2024. The increase was primarily the result of an increase in operating profit of $18.6 million and a decrease in interest expense of $1.1 million, partially offset by a $6.6 million increase in income tax expense.
See below for a discussion of operating results by segment.
Packaging.   Net sales increased $11.6 million, or 4.5% (of which 5.7% was organic and (1.2)% was foreign currency exchange), to $270.6 million in the six months ended June 30, 2025, as compared to $259.0 million in the six months ended June 30, 2024. Sales of dispensing products used primarily for beauty, personal care and home care applications increased by $20.2 million. Sales of products used for industrial applications increased by $2.1 million and sales of other consumer goods products increased by $5.5 million. These increases were partially offset by the decrease in sales of products used in food and beverage applications of $13.0 million, primarily due to reduced demand for certain dairy applications in North America and beverage closure applications in Europe. Net sales decreased by $3.1 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of the strengthening U.S. dollar relative to foreign currencies, as compared to 2024.
Gross profit increased $2.6 million to $67.0 million, or 24.8% of sales, in the six months ended June 30, 2025, as compared to $64.4 million, or 24.9% of sales, in the six months ended June 30, 2024, due to higher sales levels and resulting improved fixed cost absorption, as well as the favorable impact of prior year operational improvement actions. These increases to gross profit were partially offset by increased input costs.
Selling, general and administrative expenses increased $0.5 million to $29.8 million, or 11.0% of sales, in the six months ended June 30, 2025, as compared to $29.2 million, or 11.3% of sales, in the six months ended June 30, 2024, primarily due to higher employee-related costs and higher information technology costs, partially offset by lower charges for the provision for losses on accounts receivable.
Operating profit increased $2.1 million to $37.2 million, or 13.8% of sales, in the six months ended June 30, 2025, as compared to $35.1 million, or 13.6% of sales, in the six months ended June 30, 2024, primarily due to higher sales volume, improved fixed cost absorption and the favorable impact of cost reduction efforts, partially offset by increased input costs and higher selling, general and administrative expenses.

Aerospace.    Net sales for the six months ended June 30, 2025 increased $47.2 million, or 32.5% (of which 25.7% was organic, 6.9% related to acquisitions, and (0.1)% was foreign currency exchange), to $192.2 million, as compared to $145.1 million in the six months ended June 30, 2024. Acquisition-related sales growth from our February 2025 acquisition of GMT Aerospace was $10.0 million. Sales of our fasteners products increased by $26.1 million due to increases in aircraft build rates, improved production yield and commercial actions. Sales of our engineered components products increased by $11.1 million due to improved production throughput.
Gross profit increased $21.1 million to $56.0 million, or 29.1% of sales, in the six months ended June 30, 2025, from $34.9 million, or 24.0% of sales, in the six months ended June 30, 2024. Gross profit increased primarily due to higher sales levels and resulting improved fixed cost absorption, a more favorable product sales mix and favorable commercial actions. These increases in gross profit were partially offset by a $0.7 million purchase accounting charge related to the step-up of GMT Aerospace's inventory to fair value.
Selling, general and administrative expenses increased $3.4 million to $20.8 million, or 10.8% of sales, in the six months ended June 30, 2025, as compared to $17.3 million, or 11.9% of sales, in the six months ended June 30, 2024, primarily due to higher employee-related costs, higher ongoing selling, general and administrative costs associated with our acquisition of GMT Aerospace, and higher information technology costs. These increases were partially offset by lower charges for the provision for losses on accounts receivable and lower professional fees.
Operating profit increased $17.7 million to $35.2 million, or 18.3% of sales, in the six months ended June 30, 2025, as compared to $17.6 million, or 12.1% of sales, in the six months ended June 30, 2024, primarily due to the impact of higher sales levels, improved fixed cost absorption, a more favorable product sales mix, and commercial actions. These increases were partially offset by higher selling, general and administrative expenses and the recognition of the purchase accounting charge related to the step-up of GMT Aerospace's inventory to fair value.
Specialty Products.    Net sales for the six months ended June 30, 2025 decreased $10.0 million, or 15.7% (of which (1.5)% was organic and (14.2)% was due to the divestiture of Arrow Engine), to $53.6 million, as compared to $63.6 million in the six months ended June 30, 2024. Sales of steel cylinders decreased $1.0 million, or 1.8%, to $52.2 million, as compared to $53.2 million, due predominantly to lower demand for industrial applications as customers continued to work through high prior period inventory balances. Arrow Engine contributed $1.4 million of sales in first half 2025, as compared to $10.4 million in first half 2024. See Note 5, "Acquisitions and Sale of Business," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for more information.
Gross profit decreased $3.7 million to $3.8 million, or 7.0% of sales, in the six months ended June 30, 2025, as compared to $7.5 million, or 11.8% of sales, in the six months ended June 30, 2024, primarily due to the year-over-year impact from the divestiture of our Arrow Engine business as well as reduced sales of our steel cylinders and resulting less favorable absorption of fixed costs.
Selling, general and administrative expenses decreased $0.6 million to $3.7 million, or 6.8% of sales, in the six months ended June 30, 2025, as compared to $4.3 million, or 6.7% of sales, in the six months ended June 30, 2024, due to reduced spending levels and the year-over-year impact from the divestiture of our Arrow Engine business, partially offset by $0.9 million of transaction-related costs associated with the divestiture of our Arrow Engine business.
Operating profit decreased $3.1 million to $0.1 million, or 0.2% of sales, in the six months ended June 30, 2025, as compared to $3.2 million, or 5.0% of sales, in the six months ended June 30, 2024, primarily due to the year-over-year impact from the divestiture of our Arrow Engine business as well as lower steel cylinder sales levels, which resulted in less favorable absorption of fixed costs.
Corporate.    Corporate expenses, net consist of the following (dollars in millions):

	Six months ended June 30,
	2025	2024
Corporate operating expenses	$23.7	$18.2
Non-cash stock compensation	5.0	6.4
Legacy expenses	0.2	1.0
Gain on disposition of assets	(5.3)	—
Corporate expenses	$23.6	$25.6

Corporate expenses decreased $2.0 million to $23.6 million for the six months ended June 30, 2025, from $25.6 million for the six months ended June 30, 2024, primarily due to a $5.3 million pre-tax gain on the sale of the Arrow Engine business, $1.9 million of lower professional costs associated with business acquisition, diligence and transaction-related activity, a $1.4 million decrease in non-cash stock compensation due to timing and estimated attainment of existing awards, and the impact of a $0.7 million environment settlement related to a legacy TriMas operation that occurred in second quarter 2024 that did not recur. These decreases were partially offset by an increase of $4.8 million, primarily related to consulting costs and costs associated with actions to reorganize the corporate office, and higher employee-related costs.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were $39.4 million for the six months ended June 30, 2025, as compared to $14.7 million for the six months ended June 30, 2024. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:
•For the six months ended June 30, 2025, we generated $54.8 million in cash flows, based on net income of $29.1 million and after considering the effects of non-cash items related to depreciation, amortization, and gain on dispositions of assets, amortization of debt issuance costs, changes in deferred income taxes, stock-based compensation, provision for losses on accounts receivable, and other operating activities. For the six months ended June 30, 2024, we generated $59.2 million in cash flows based on net income of $16.1 million and after considering the effects of similar non-cash items.
•Increases in accounts receivable resulted in a use of cash of $29.7 million and $24.7 million for the six months ended June 30, 2025 and 2024, respectively. The increased use of cash for each of the six month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables increased one day through the six months ended June 30, 2025, and decreased one day through the six months ended June 30, 2024.
•We decreased our investment in inventory by $1.3 million for the six months ended June 30, 2025, while we increased our investment by $18.3 million for the six months ended June 30, 2024. Our days sales in inventory decreased by seven days through the six months ended June 30, 2025, and decreased by five days through the six months ended June 30, 2024, as we continued to manage inventory levels, considering our supply needs, and balanced with sales growth within our Packaging and Aerospace segments in both periods.
•Increases in prepaid expenses and other assets resulted in a use of cash of $1.4 million and $0.4 million for the six months ended June 30, 2025, and 2024, respectively. These changes were primarily a result of the timing of payments made for income taxes and certain operating expenses.
•Increases in accounts payable and accrued liabilities resulted in a source of cash of $14.5 million for the six months ended June 30, 2025, while decreases in accounts payable and accrued liabilities resulted in a use of cash of $1.2 million for the six months ended June 30, 2024. Days accounts payable on hand increased by one day through the six months ended June 30, 2025, and decreased by seven days for the six months ended June 30, 2024. Our days accounts payable on hand fluctuate primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms.
Net cash used for investing activities for the six months ended June 30, 2025 and 2024 was $46.0 million and $23.9 million, respectively. During the first six months of 2025, we invested $30.0 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects. We paid $37.2 million, net of cash acquired, to acquire GMT Aerospace. We also received net proceeds of $21.2 million from the sale of our Arrow Engine business and disposition of property and equipment. During the first six months of 2024, we invested $24.1 million in capital expenditures and received net proceeds of $0.2 million from disposition of property and equipment.
Net cash provided by financing activities was $13.7 million and $9.3 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, we received net proceeds of $22.2 million from borrowings on our revolving credit facilities, paid $1.3 million for debt financing fees, purchased $2.3 million of our outstanding common stock, used a net cash amount of $1.8 million related to our stock compensation arrangements, paid dividends of $3.3 million, and received $0.2 million related to other financing activities. Our reported net proceeds from borrowings on our revolving credit facilities considers the impact of foreign currency translation. During the six months ended June 30, 2024, we received net proceeds of $31.3 million from borrowings on our revolving credit facilities, purchased $16.9 million of outstanding common stock, used a net cash amount of $1.6 million related to our stock compensation arrangements, paid dividends of $3.3 million, and paid $0.2 million related to other financing liabilities.

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
For the six months ended June 30, 2025, our consolidated subsidiaries that do not guarantee the Senior Notes represented 31% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented 39% and 18% of the total guarantor and non-guarantor assets and liabilities, respectively, as of June 30, 2025, treating the guarantor and non-guarantor subsidiaries each as a consolidated group.
In March 2025, we amended our Credit Agreement to extend the maturity date. We incurred fees and expenses of $1.3 million related to the amendment, all of which was capitalized as debt issuance costs. We also recorded $0.1 million of non-cash expense related to the write-off of previously capitalized deferred financing fees.
Below is a summary of key terms under the Credit Agreement as of June 30, 2025, compared to the key terms prior to the amendment (showing gross availability):

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

Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of June 30, 2025. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 2.55 to 1.00 at June 30, 2025. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of June 30, 2025. Our actual interest expense coverage ratio was 9.70 to 1.00 at June 30, 2025. At June 30, 2025, we were in compliance with our financial covenants.
The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended June 30, 2025 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended June 30, 2025
Net income	$37,310
Bank stipulated adjustments:
Interest expense	18,480
Income tax expense	12,380
Depreciation and amortization	64,680
Impairment charges and asset write-offs	230
Non-cash compensation expense(1)	5,540
Other non-cash expenses or losses	250
Non-recurring expenses or costs(2)	24,340
Extraordinary, non-recurring or unusual gains or losses	7,870
Effects of purchase accounting adjustments	670
Business and asset dispositions	(6,270)
Permitted acquisitions	2,720
Permitted dispositions	(1,420)
Currency gains and losses	670
Consolidated Bank EBITDA, as defined	$167,450

	June 30, 2025
Total Indebtedness, as defined(3)	$427,040
Consolidated Bank EBITDA, as defined	167,450
Total net leverage ratio	2.55	x
Covenant requirement	4.00	x

Twelve Months Ended June 30, 2025
Interest expense	$18,480
Bank stipulated adjustments:
Interest income	(260)
Non-cash amounts attributable to amortization of financing costs	(960)
Total Consolidated Cash Interest Expense, as defined	$17,260

	June 30, 2025
Consolidated Bank EBITDA, as defined	$167,450
Total Consolidated Cash Interest Expense, as defined	17,260
Actual interest expense coverage ratio	9.70	x
Covenant requirement	3.00	x
_____________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to diligence and transaction costs, strike related costs, severance, relocation, and realignment expenses.
(3)    Includes $17.1 million of derivative liabilities, and $1.6 million of finance leases as of June 30, 2025.
At June 30, 2025, we had $28.6 million outstanding under our revolving credit facility and had $215.1 million potentially available after giving effect to $6.3 million of letters of credit issued and outstanding. At December 31, 2024, we had $1.5 million outstanding under our revolving credit facility and had $292.2 million potentially available after giving effect to $6.3 million of letters of credit issued and outstanding. Our letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Our borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of June 30, 2025. After consideration of leverage restrictions contained in the Credit Agreement, as of December 31, 2024, we had $216.7 million of borrowing capacity available for general corporate purposes.
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
Our weighted average borrowings during the first six months of 2025 approximated $436.3 million, compared to $452.9 million during the first six months of 2024, primarily due to borrowings made on our revolving credit facility.
In May 2021, we, through one of our non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4.0 million. The facility is guaranteed by TriMas Corporation. At June 30, 2025, we had no amounts outstanding on this loan facility.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.
While the majority of our cash on hand as of June 30, 2025 is located outside of the U.S., given available funding under our revolving credit facility of $215.1 million at June 30, 2025 and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future, as well as dividends and share repurchases.
We are subject to variable interest rates on our revolving credit facility, which is subject to a benchmark interest rate determined based on the currency denomination of borrowings. Based on our variable rate-based borrowings outstanding at June 30, 2025, a 1% increase in the per annum interest rate would increase our interest expense by $0.3 million annually.

In addition to our long-term debt, we have other cash commitments related to leases. The majority of our lease transactions are accounted for as operating leases, and annual rent expense related thereto approximated $13.9 million in 2024. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
In March 2020, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $250 million in the aggregate. In the six months ended June 30, 2025, we purchased 106,220 shares of our outstanding common stock for an aggregate purchase price of $2.3 million. Since the initial authorization through June 30, 2025, we have purchased 6,672,784 shares of our outstanding common stock for an aggregate purchase price of $184.6 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock and the payment of dividends, depending on market conditions, and other factors.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of June 30, 2025, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of $128.2 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 10, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
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
Outlook
We delivered strong financial results through the first half of 2025, driven by increased demand and successful growth initiatives within our Aerospace and Packaging segments, combined with manufacturing enhancements and commercial actions. During first quarter 2025, we successfully completed our acquisition of GMT Aerospace in our Aerospace segment and divested of our Arrow Engine business, which reflect our continued steps to optimize our portfolio of businesses. Looking forward, we remain optimistic about the long-term growth within our two largest segments, Packaging and Aerospace, and an accelerated recovery of our cylinder business within our Specialty Products segment, which had increased sales and operating profit in second quarter 2025 as compared to the prior year period.
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
On July 4, 2025, President Donald J. Trump signed into law the legislation formally titled “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” —and commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). The legislation takes effect in the third quarter of 2025. Based on an initial analysis of the OBBBA, we do not anticipate a material impact on the effective tax rate and expect a favorable impact on U.S. federal cash taxes for the remainder of 2025.
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
During the quarter ended June 30, 2025, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2024.

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
Evaluation of disclosure controls and procedures
As of June 30, 2025, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 13, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our 2024 Annual Report on Form 10-K and Part 2, Item 1A., "Risk Factors," in our Quarterly Report on Form 10-Q for the period ended March 31, 2025, which could materially affect our business, financial condition or future results. There are no material changes to our risk factors as disclosed in our 2024 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
April 1, 2025 to April 30, 2025	85,729	$20.94	85,729	$65.4
May 1, 2025 to May 31, 2025	—	$—	—	$65.4
June 1, 2025 to June 30, 2025	—	$—	—	$65.4
Total	85,729	$20.94	85,729	$65.4
__________________________
(1)     In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate from its previous authorization of $150 million. The increased authorization includes the value of shares already purchased under the previous authorization. Pursuant to this share repurchase program, during the three months ended June 30, 2025, the Company repurchased 85,729 shares of its common stock at a cost of $1.8 million. The share repurchase program is effective and has no expiration date.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Arrangements
On May 21, 2025, Thomas A. Amato, TriMas' former President and Chief Executive Officer, modified an existing trading plan, which was originally adopted on March 5, 2025, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. As modified, the trading plan provides that Mr. Amato may sell up to an aggregate of 222,891 shares of the Company's common stock. First trades under Mr. Amato’s trading plan will not occur until August 19, 2025, at the earliest, and the trading plan is scheduled to terminate on December 31, 2025, subject to early termination for certain specified events set forth therein.

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
10.1
Restricted Stock Units Agreement (Interim CFO) (One-Year Cliff Vest) under the 2023 Equity and Incentive Compensation Plan, dated as of March 20, 2025, by and between TriMas Corporation and Teresa M. Finley.**

10.2	Offer Letter between TriMas Corporation and Thomas Snyder dated as of June 3, 2025. **
10.3
Restricted Stock Units Inducement Award Agreement (Three-Year Ratable Vest), dated as of June 24, 2025, by and between TriMas Corporation and Thomas Snyder, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-288286) filed on June 24, 2025. **

10.4
Non-Qualified Stock Option Inducement Award Agreement (Five-Year Ratable Vest), dated as of June 24, 2025, by and between TriMas Corporation and Thomas Snyder, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-288286) filed on June 24, 2025. **

10.5	Severance Agreement between TriMas Corporation and Thomas J. Snyder dated as of June 23, 2025. **
10.6	Indemnification Agreement between TriMas Corporation and Thomas J. Snyder dated as of June 23, 2025. **
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101	The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Management contracts and compensatory plans or arrangements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ TERESA M. FINLEY

Date:	July 29, 2025	By:	Teresa M. Finley Chief Financial Officer