Form 10-Q
period 2025-09-30
TRIMAS CORP
filed 2025-10-28
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	September 30, 2025
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 21, 2025, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 40,645,671 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to: general economic and currency conditions; competitive factors; market demand; our ability to realize our business strategies; government and regulatory actions, including, without limitation, the impact of current and future tariffs and reciprocal tariffs, quotas and surcharges, as well as climate change legislation and other environmental regulations; our ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; pressures on our supply chain, including availability of raw materials and inflationary pressures on raw material and energy costs, and customers; the performance of our subcontractors and suppliers; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; risks associated with a concentrated customer base; information technology and other cyber-related risks; risks related to our international operations, including, but not limited to, risks relating to tensions between the United States and China; changes to fiscal and tax policies; intellectual property factors; uncertainties associated with our ability to meet customers’ and suppliers’ sustainability and environmental, social and governance ("ESG") goals and achieve our sustainability and ESG goals in alignment with our own announced targets; litigation; contingent liabilities relating to acquisition and disposition activities; interest rate volatility; our leverage; liabilities imposed by our debt instruments; labor disputes and shortages; the disruption of operations from catastrophic or extraordinary events, including, but not limited to, natural disasters, geopolitical conflicts and public health crises; the amount and timing of future dividends and/or share repurchases, which remain subject to Board approval and depend on market and other conditions; our future prospects; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A, "Risk Factors," in our subsequent Quarterly Reports on Form 10-Q and elsewhere in this report. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$33,640	$23,070
Receivables, net of reserves of $2.3 million and $3.2 million as of September 30, 2025 and December 31, 2024, respectively	192,060	164,820
Inventories	227,210	209,190
Prepaid expenses and other current assets	30,260	29,560
Total current assets	483,170	426,640
Property and equipment, net	340,540	318,650
Operating lease right-of-use assets	43,340	40,480
Goodwill	387,030	356,360
Other intangibles, net	158,330	161,080
Deferred income taxes	9,300	10,760
Other assets	12,170	10,210
Total assets	$1,433,880	$1,324,180
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$90,350	$91,050
Accrued liabilities	80,100	60,340
Lease liabilities, current portion	9,640	8,040
Total current liabilities	180,090	159,430
Long-term debt, net	407,070	398,120
Lease liabilities	38,220	36,680
Deferred income taxes	21,200	20,110
Other long-term liabilities	62,260	42,540
Total liabilities	708,840	656,880
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 40,642,475 shares at September 30, 2025 and 40,574,847 shares at December 31, 2024	410	410
Paid-in capital	668,050	663,770
Retained earnings	55,070	21,670
Accumulated other comprehensive income (loss)	1,510	(18,550)
Total shareholders' equity	725,040	667,300
Total liabilities and shareholders' equity	$1,433,880	$1,324,180

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales	$269,260	$229,360	$785,690	$696,960
Cost of sales	(203,350)	(177,660)	(593,030)	(538,540)
Gross profit	65,910	51,700	192,660	158,420
Selling, general and administrative expenses	(41,140)	(38,950)	(124,250)	(115,380)
Asbestos-related costs	(8,030)	(5,510)	(8,030)	(5,510)
Net gain (loss) on dispositions of assets	(150)	1,040	5,120	1,040
Operating profit	16,590	8,280	65,500	38,570
Other expense, net:
Interest expense	(4,370)	(4,860)	(13,440)	(15,010)
Other income (expense), net	(100)	(30)	(430)	(310)
Other expense, net	(4,470)	(4,890)	(13,870)	(15,320)
Income before income tax expense	12,120	3,390	51,630	23,250
Income tax expense	(2,820)	(860)	(13,190)	(4,640)
Net income	$9,300	$2,530	$38,440	$18,610
Basic earnings per share:
Net income per share	$0.23	$0.06	$0.95	$0.46
Weighted average common shares—basic	40,650,933	40,612,413	40,634,527	40,776,583
Diluted earnings per share:
Net income per share	$0.23	$0.06	$0.94	$0.45
Weighted average common shares—diluted	41,113,322	40,946,571	41,004,160	41,089,208

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$9,300	$2,530	$38,440	$18,610
Other comprehensive income (loss):
Defined benefit plans (Note 17)	10	40	30	90
Foreign currency translation	(1,780)	10,510	32,100	1,560
Derivative instruments (Note 10)	660	(3,750)	(12,070)	(2,640)
Total other comprehensive income (loss)	(1,110)	6,800	20,060	(990)
Total comprehensive income	$8,190	$9,330	$58,500	$17,620

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Nine months ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$38,440	$18,610
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Gain on dispositions of assets	(5,120)	(1,040)
Depreciation	29,770	29,940
Amortization of intangible assets	12,940	12,640
Amortization of debt issue costs	710	720
Deferred income taxes	4,140	3,540
Non-cash compensation expense	8,300	8,050
Provision for losses on accounts receivable	(930)	290
Change in asbestos liability	8,030	5,510
Change in environmental liability estimate	—	2,490
Increase in receivables	(18,280)	(15,910)
Increase in inventories	(8,390)	(23,050)
(Increase) decrease in prepaid expenses and other assets	8,250	(4,570)
Increase (decrease) in accounts payable and accrued liabilities	3,340	(7,020)
Other operating activities	(5,270)	6,500
Net cash provided by operating activities, net of acquisition impact	75,930	36,700
Cash Flows from Investing Activities:
Capital expenditures	(43,650)	(35,980)
Acquisition of business, net of cash acquired	(37,730)	—
Cross-currency swap terminations	—	(3,760)
Settlement of foreign currency exchange forward contract	—	3,760
Net proceeds from disposition of business, property and equipment	21,780	4,100
Net cash used for investing activities	(59,600)	(31,880)
Cash Flows from Financing Activities:
Proceeds from borrowings on revolving credit facilities	169,300	248,730
Repayments of borrowings on revolving credit facilities	(164,770)	(235,380)
Debt financing fees	(1,260)	—
Payments to purchase common stock	(2,260)	(19,270)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(1,850)	(1,620)
Dividends paid	(4,950)	(4,980)
Other financing activities	30	(280)
Net cash used for financing activities	(5,760)	(12,800)
Cash and Cash Equivalents:
Increase (decrease) for the period	10,570	(7,980)
At beginning of period	23,070	34,890
At end of period	$33,640	$26,910
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,920	$9,860
Cash paid for taxes	$11,290	$9,080

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Nine Months Ended September 30, 2025 and 2024
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2024	$410	$663,770	$21,670	$(18,550)	$667,300
Net income	—	—	12,420	—	12,420
Other comprehensive income	—	—	—	7,690	7,690
Purchase of common stock	—	(450)	(10)	—	(460)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,760)	—	—	(1,760)
Non-cash compensation expense	—	2,990	—	—	2,990
Dividends declared	—	—	(1,610)	—	(1,610)
Balances, March 31, 2025	$410	$664,550	$32,470	$(10,860)	$686,570
Net income	—	—	16,720	—	16,720
Other comprehensive income	—	—	—	13,480	13,480
Purchase of common stock	—	(1,720)	(80)	—	(1,800)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(40)	—	—	(40)
Non-cash compensation expense	—	2,010	—	—	2,010
Dividends declared	—	—	(1,670)	—	(1,670)
Balances, June 30, 2025	$410	$664,800	$47,440	$2,620	$715,270
Net income	—	—	9,300	—	9,300
Other comprehensive loss	—	—	—	(1,110)	(1,110)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(50)	—	—	(50)
Non-cash compensation expense	—	3,300	—	—	3,300
Dividends declared	—	—	(1,670)	—	(1,670)
Balances, September 30, 2025	$410	$668,050	$55,070	$1,510	$725,040

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Nine Months Ended September 30, 2025 and 2024
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
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Certain prior year amounts have been reclassified to conform with the current year presentation; specifically asbestos-related costs, which was previously included within selling, general and administrative expenses, has now been separately presented on the consolidated statement of income. The preparation of financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results may differ from such estimates and assumptions due to risks and uncertainties, including uncertainty and volatility in the current economic environment due to input cost inflation, supply chain disruptions, and shortages in global markets for commodities, logistics and labor. To the extent there are differences between these estimates and actual results, the Company's consolidated financial statements may be materially affected.
Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2024 Annual Report on Form 10-K.
2. New Accounting Pronouncements
Recently Issued Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"), which provides a practical expedient that assumes current conditions as of the balance sheet date remain unchanged when developing forecasts for estimating expected credit losses. Under ASU 2025-05, an entity is required to disclose that it has elected to use the practical expedient and the election should be applied prospectively. ASU 2025-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2025, with early adoption permitted. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
3. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
Customer Markets	2025	2024	2025	2024
Consumer Products	$110,480	$105,390	$330,980	$315,950
Aerospace & Defense	103,240	70,830	295,460	215,890
Industrial	55,540	53,140	159,250	165,120
Total net sales	$269,260	$229,360	$785,690	$696,960
The Company’s Packaging segment earns revenues from the consumer products (comprised of the beauty and personal care, food and beverage, home care, pharmaceutical, nutraceutical and medical submarkets) and industrial markets. The Aerospace segment earns revenues from the aerospace & defense market (comprised of commercial, regional and business jet, and military submarkets). The Specialty Products segment earns revenues from a variety of submarkets within the industrial market. As of September 30, 2025, the Company’s total deferred revenue and related contract assets were $7.5 million and $4.4 million, respectively, and were included in accrued liabilities and prepaid expenses and other current assets, respectively, in the accompanying consolidated balance sheet. As of December 31, 2024, the Company's total deferred revenue and related contract assets were immaterial.
4. Realignment Actions
2025 Realignment Actions
During the three and nine months ended September 30, 2025, the Company recorded $0.4 million and $4.9 million, respectively, of realignment costs related to actions to reorganize its corporate office, primarily for severance and consulting costs, including $1.5 million of non-cash compensation expense during the nine months ended September 30, 2025. These charges were included in selling, general and administrative expenses in the accompanying consolidated statement of income.
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
5. Acquisitions and Sale of Business
2025 Acquisitions
On February 17, 2025, the Company acquired the aerospace business of GMT Gummi-Metall-Technik GmbH (“GMT”) for a purchase price of $37.7 million. The fair value of assets acquired and liabilities assumed included $15.5 million of goodwill, $4.6 million of intangible assets, $0.2 million of property and equipment, and $17.4 million of net working capital. Based in Germany, GMT’s aerospace division (“GMT Aerospace”) develops and manufactures a wide range of tie-rods and rubber-metal anti-vibration systems for commercial and military aerospace applications with annual net sales of approximately €22.0 million. GMT Aerospace is part of the Aerospace reportable segment and has been renamed TriMas Aerospace Germany.
Sale of Business
On January 31, 2025, the Company completed the sale of its Arrow Engine business within the Specialty Products segment for net cash proceeds of $21.0 million. As a result, the Company recorded a pre-tax gain of $0.1 million and $5.4 million for the three and nine months ended September 30, 2025, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2025 are summarized as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Balance, December 31, 2024	$280,500	$69,300	$6,560	$356,360
Goodwill from acquisitions	—	15,490	—	15,490
Foreign currency translation and other	13,130	2,050	—	15,180
Balance, September 30, 2025	$293,630	$86,840	$6,560	$387,030
Other Intangible Assets
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of September 30, 2025		As of December 31, 2024
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$147,350	$(102,920)	$138,840	$(95,360)
Customer relationships, 15 – 25 years	129,460	(91,370)	129,230	(86,690)
Total customer relationships	276,810	(194,290)	268,070	(182,050)
Technology and other, 1 – 15 years	56,210	(45,000)	56,790	(44,590)
Technology and other, 17 – 30 years	43,300	(41,350)	43,300	(41,080)
Total technology and other	99,510	(86,350)	100,090	(85,670)
Indefinite-lived intangible assets:
Trademark/Trade names	62,650	—	60,640	—
Total other intangible assets	$438,970	$(280,640)	$428,800	$(267,720)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Technology and other, included in cost of sales	$810	$810	$2,400	$2,470
Customer relationships, included in selling, general and administrative expenses	3,590	3,400	10,540	10,170
Total amortization expense	$4,400	$4,210	$12,940	$12,640

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7. Inventories
Inventories consist of the following components (dollars in thousands):

	September 30, 2025	December 31, 2024
Finished goods	$95,630	$86,430
Work in process	61,620	62,380
Raw materials	69,960	60,380
Total inventories	$227,210	$209,190
8. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	September 30, 2025	December 31, 2024
Land and land improvements	$30,540	$30,810
Buildings	92,820	93,780
Machinery and equipment	571,150	524,390
	694,510	648,980
Less: Accumulated depreciation	353,970	330,330
Property and equipment, net	$340,540	$318,650
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Depreciation expense, included in cost of sales	$9,880	$9,660	$29,040	$29,150
Depreciation expense, included in selling, general and administrative expenses	240	280	730	790
Total depreciation expense	$10,120	$9,940	$29,770	$29,940
9. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	September 30, 2025	December 31, 2024
4.125% Senior Notes due April 2029	$400,000	$400,000
Credit Agreement	10,890	1,500
Debt issuance costs	(3,820)	(3,380)
Long-term debt, net	$407,070	$398,120
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
Below is a summary of key terms under the Credit Agreement as of September 30, 2025, compared to the key terms prior to the amendment (showing gross availability):

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
At September 30, 2025, the Company had $10.9 million outstanding under its revolving credit facility and had $233.1 million available after giving effect to $6.0 million of letters of credit issued and outstanding. At December 31, 2024, the Company had $1.5 million outstanding under its revolving credit facility and had $292.2 million available after giving effect to $6.3 million of letters of credit issued and outstanding. The Company's borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of September 30, 2025. After consideration of leverage restrictions contained in the Credit Agreement, as of December 31, 2024, the Company had $216.7 million of borrowing capacity available for general corporate purposes.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $250.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement. The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under any accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). At September 30, 2025, the Company was in compliance with its financial covenants contained in the Credit Agreement.
Other Revolving Loan Facility
In May 2021, the Company, through one of its non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings outstanding on this loan facility as of September 30, 2025 or December 31, 2024.
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.125% Senior Notes due April 2029	$400,000	$386,000	$400,000	$365,000
Revolving credit facility	10,890	10,890	1,500	1,500
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
As of September 30, 2025 and December 31, 2024, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Caption	September 30, 2025	December 31, 2024
Net Investment Hedges
Cross-currency swaps	Other long-term liabilities	$(18,840)	$(2,920)
The following table summarizes the income recognized in accumulated other comprehensive income (loss) ("AOCI") on derivative contracts designated as hedging instruments as of September 30, 2025 and December 31, 2024, and the amounts reclassified from AOCI into earnings for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
	As of September 30, 2025	As of December 31, 2024	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Three months ended September 30,		Nine months ended September 30,
				2025	2024	2025	2024
Net Investment Hedges
Cross-currency swaps	$4,230	$16,300	Other income (expense), net	$—	$—	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.
Derivatives Not Designated as Hedging Instruments
As of September 30, 2025, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of $150.6 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, Canadian dollar, Chinese yuan, and the Mexican peso, as well as between the Euro and British pound and the Brazilian Real and the British pound, and have various settlement dates through December 2025. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of income (dollars in thousands):

		Amount of Income (Loss) Recognized in Earnings on Derivatives
		Three months ended September 30,		Nine months ended September 30,
	Location of Income (Loss) Recognized in Earnings on Derivatives	2025	2024	2025	2024
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(2,060)	$1,600	$(8,920)	$5,110
Cross-currency swaps	Other income (expense), net	—	—	—	810
Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Cross-currency swaps	Recurring	$(18,840)	$—	$(18,840)	$—
Foreign exchange contracts	Recurring	$(1,020)	$—	$(1,020)	$—
December 31, 2024
Cross-currency swaps	Recurring	$(2,920)	$—	$(2,920)	$—
Foreign exchange contracts	Recurring	$360	$—	$360	$—
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Supplemental balance sheet information related to the Company's leases are shown below (dollars in thousands):

	Balance Sheet Location	September 30, 2025	December 31, 2024
Assets
Operating leases	Operating lease right-of-use assets	$43,340	$40,480
Finance leases	Property and equipment, net (a)	2,210	2,110
Total lease assets		$45,550	$42,590
Liabilities
Current:
Operating leases	Lease liabilities, current portion	$9,110	$7,580
Finance leases	Lease liabilities, current portion	530	460
Long-term:
Operating leases	Lease liabilities	37,280	35,520
Finance leases	Lease liabilities	940	1,160
Total lease liabilities		$47,860	$44,720
__________________________
(a)     Finance leases were recorded net of accumulated depreciation of $0.6 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively.
The components of lease expense are as follows (dollars in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Statement of Income Location	2025	2024	2025	2024
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$2,900	$2,270	$8,400	$7,110
Finance lease cost:
Depreciation of lease assets	Cost of sales	60	70	190	180
Interest on lease liabilities	Interest expense	10	10	30	40
Short-term, variable and other lease costs	Cost of sales and Selling, general and administrative expenses	1,230	1,010	3,370	3,160
Total lease cost		$4,200	$3,360	$11,990	$10,490

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)	Finance Leases(a)
2025 (excluding the nine months ended September 30, 2025)	$2,720	$140
2026	11,200	640
2027	9,820	750
2028	7,850	—
2029	6,440	—
Thereafter	14,200	—
Total lease payments	52,230	1,530
Less: Imputed interest	(5,840)	(60)
Present value of lease liabilities	$46,390	$1,470
__________________________
(a)     The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
Other information related to the Company's leases are as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,750	$2,360	$8,160	$7,040
Operating cash flows from finance leases	10	10	30	40
Financing cash flows from finance leases	130	120	370	360
Lease assets obtained in exchange for new lease liabilities:
Operating leases	—	4,170	8,670	5,120
The weighted-average remaining lease term of the Company's operating leases and finance leases as of September 30, 2025 is 5.7 years and 1.8 years, respectively. The weighted-average discount rate for the operating leases and finance leases as of September 30, 2025 is 4.5% and 2.6%, respectively.
12. Other Long-term Liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	September 30, 2025	December 31, 2024
Non-current asbestos-related liabilities	$33,770	$27,200
Other long-term liabilities	28,490	15,340
Total other long-term liabilities	$62,260	$42,540

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
13. Commitments and Contingencies
Asbestos
As of September 30, 2025, the Company was a party to 565 pending cases involving an aggregate of 5,033 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by its former Lamons division and certain other related subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Nine Months Ended September 30, 2025	4,968	237	142	30	5,033	$18,317	$1,110,000
Fiscal Year Ended December 31, 2024	4,863	269	131	33	4,968	$20,083	$1,750,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 5,033 claims pending at September 30, 2025, 38 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At September 30, 2025, of the 38 claims that set forth specific amounts, there were no claims seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	5	33
Relatively few claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 30 years ago, have been $14.0 million. All relief sought in the asbestos cases is monetary in nature. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability.
The Company records a liability for asbestos-related claims, which includes both known and unknown claims, based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In the third quarter of 2024, the Company commissioned its actuary to update the study, based on data as of May 31, 2024. The Company recorded a pre-tax charge of $5.5 million to increase the liability estimate to $31.0 million, at the low end of the range. In the third quarter of 2025, the Company commissioned its actuary to update the asbestos study based on data as of July 31, 2025, which yielded a range of possible future liability of $36.6 million to $48.9 million, before consideration of any potential insurance recoveries. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore recorded a pre-tax charge of $8.0 million to increase the liability estimate to $36.6 million, at the low end of the range. As of September 30, 2025 and December 31, 2024, the Company’s total asbestos-related liability was $36.6 million and $29.7 million, respectively, and is included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet. It is reasonably possible that a change in the estimate could occur in the near term.
The Company’s primary insurance, which covered approximately 40% of historical costs related to settlement and defense of asbestos litigation, expired in November 2018, upon which the Company became solely responsible for defense costs and indemnity payments. The Company is party to a coverage-in-place agreement (entered into in 2006) with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Prior to the commencement of coverage under this agreement, the Company was solely responsible for defense costs and indemnity payments. During the three months ended June 30, 2025, the Company reached the threshold of qualified future settlements required to commence excess carrier insurance coverage under the coverage-in-place agreement. Through the three months ended September 30, 2025, the Company has continued to make progress in transitioning the administration and settlement of asbestos defense costs and indemnity payments to the insurance carriers under the coverage-in-place agreement, and payments of asbestos-related claims costs have begun to be paid by the insurance carriers in accordance with the contractual terms of the agreement. As of September 30, 2025, the Company has not recognized an asbestos-related insurance recovery asset corresponding to its asbestos-related liability. The Company will continue to reassess its estimate of insurance recoveries and corresponding accounting for any such recoveries as the facts and circumstances change.
Changes in the carrying amount of the asbestos liability and insurance recovery asset for the nine months ended September 30, 2025 and 2024 are summarized as follows (dollars in thousands):

	Asbestos Liability	Insurance Recovery Asset	Net
Balance, December 31, 2024	$29,660	$—	$29,660
Asbestos remeasurement	8,030	—	8,030
Payments	(1,090)	—	(1,090)
Balance, September 30, 2025	$36,600	$—	$36,600
Current portion	$2,830	$—
Non-current portion	$33,770	$—

	Asbestos Liability	Insurance Recovery Asset	Net
Balance, December 31, 2023	$26,580	$—	$26,580
Asbestos remeasurement	5,510	—	5,510
Payments	(1,950)	—	(1,950)
Balance, September 30, 2024	$30,140	$—	$30,140
Current portion	$2,450	$—
Non-current portion	$27,690	$—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Asbestos-related costs as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Nine months ended September 30,
	2025	2024
Asbestos remeasurement, net	$8,030	$5,510
Asbestos-related costs	$8,030	$5,510
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
Environmental
The Company is responsible for environmental remediation at currently or previously owned facilities and waste sites, including sites defined under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as “Superfund” for which the Company has been named a potential responsible party. During the three and nine months ended September 30, 2025, the Company recorded no charges related to environmental remediation costs. During the three and nine months ended September 30, 2024, the Company recorded pre-tax charges of $1.8 million and $2.5 million, respectively, within selling, general and administrative expenses in the accompanying consolidated statement of income related to environmental remediation costs. As of September 30, 2025 and December 31, 2024, the Company’s total environmental remediation obligation was $3.3 million. The accrual is primarily based on environmental cost estimates provided by third parties and represents the best estimate of the Company’s proportionate share of costs to be incurred for site remediation efforts. Actual costs incurred resulting from the ultimate resolution of these uncertainties could exceed the amount accrued.
14. Segment Information
The Company defines its segments consistent with how internally reported financial information is regularly reviewed by TriMas' President and Chief Executive Officer (chief operating decision maker) to analyze financial performance, make decisions, and allocate resources. TriMas reports its operations in three segments: Packaging, Aerospace and Specialty Products. Each of these segments has discrete financial information that is regularly evaluated by the chief operating decision maker. The chief operating decision maker uses segment operating profit when assessing segment performance, determining resource and capital allocation and developing overall strategic direction of the Company. The chief operating decision maker analyzes segment operating profit on a monthly basis by comparing actual results to forecasted and budgeted expectations to assess performance. During the three months ended September 30, 2025, the Company updated its key reports used by its chief operating decision maker to include segment operating profit.
See below for more information regarding the types of products and services provided within each reportable segment:
Packaging – TriMas' Packaging business develops and manufactures a broad array of dispensing products (such as foaming pumps, lotion, hand soap and sanitizer pumps, beverage dispensers, perfume sprayers, nasal sprayers and trigger sprayers), polymeric and steel caps and closures (such as food lids, flip-top closures, child resistant caps, beverage closures, fragrance and cosmetic caps, drum and pail closures, and flexible spouts), polymeric jar products, fully integrated dispensers for fill-ready bag-in-box applications, and consumable vascular delivery and diagnostic test components, all for a variety of consumer products submarkets including, but not limited to, beauty and personal care, food and beverage, home care, and life sciences, including, but not limited to, pharmaceutical, nutraceutical, and medical, as well as industrial markets (including agricultural).
Aerospace – TriMas' Aerospace business develops, qualifies and manufactures highly-engineered, precision fasteners, tubular products and assemblies for fluid conveyance, and machined products and assemblies to serve the aerospace and defense market. TriMas' Aerospace segment includes GMT Aerospace, acquired on February 17, 2025, which the Company has renamed TriMas Aerospace Germany.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Specialty Products – TriMas' Specialty Products segment, which includes the Norris Cylinder business, designs, manufactures and distributes highly-engineered steel cylinders for use within industrial and aerospace markets. On January 31, 2025, the Company completed the divestiture of its Arrow Engine business within its Specialty Products segment. The Arrow Engine business manufactured and distributed natural gas-fired engines for remote power generation applications and compression systems for use within the North American industrial oil and gas markets.
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
Segment activity is as follows (dollars in thousands):

	Packaging	Aerospace	Specialty Products	Total
Three Months Ended September 30, 2025
Net sales	$135,700	$103,240	$30,320	$269,260
Cost of sales	(104,980)	(71,800)	(26,570)
Selling, general and administrative expenses	(14,440)	(11,070)	(1,310)
Other segment items (a)	10	(170)	(70)
Segment operating profit	$16,290	$20,200	$2,370	$38,860
Corporate (b)				(22,270)
Interest expense				(4,370)
Other income (expense), net				(100)
Income before income tax expense				$12,120

Three Months Ended September 30, 2024
Net sales	$130,240	$70,830	$28,290	$229,360
Cost of sales	(99,240)	(54,330)	(24,070)
Selling, general and administrative expenses	(14,190)	(10,180)	(1,840)
Other segment items (a)	1,120	(10)	(90)
Segment operating profit	$17,930	$6,310	$2,290	$26,530
Corporate (c)				(18,250)
Interest expense				(4,860)
Other income (expense), net				(30)
Income before income tax expense				$3,390

Nine Months Ended September 30, 2025
Net sales	$406,280	$295,460	$83,950	$785,690
Cost of sales	(308,550)	(208,050)	(76,430)
Selling, general and administrative expenses	(44,190)	(31,830)	(4,970)
Other segment items (a)	(20)	(170)	(70)
Segment operating profit	$53,520	$55,410	$2,480	$111,410
Corporate (d)				(45,910)
Interest expense				(13,440)
Other income (expense), net				(430)
Income before income tax expense				$51,630

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Packaging	Aerospace	Specialty Products	Total
Nine Months Ended September 30, 2024
Net sales	$389,190	$215,890	$91,880	$696,960
Cost of sales	(293,820)	(164,550)	(80,170)
Selling, general and administrative expenses	(43,430)	(27,480)	(6,140)
Other segment items (a)	1,120	10	(90)
Segment operating profit	$53,060	$23,870	$5,480	$82,410
Corporate (e)				(43,840)
Interest expense				(15,010)
Other income (expense), net				(310)
Income before income tax expense				$23,250
__________________________
(a) Other segment items for each reportable segment includes net gain (loss) on dispositions of assets.
(b) Includes $8.0 million of asbestos-related costs, $1.9 million of system implementation costs, and $0.5 million of realignment, severance and consulting costs.
(c) Includes $5.5 million of asbestos-related costs, $1.8 million of system implementation costs, $1.8 million of environmental remediation costs, $0.8 million of mergers, acquisition, diligence and transaction costs, and $0.8 million of consulting costs.
(d) Includes $8.0 million of asbestos-related costs, $7.5 million of realignment, severance and consulting costs, a $5.4 million gain on the sale of Arrow Engine, $4.3 million of system implementation costs and $0.4 million of mergers, acquisition, diligence and transaction costs.
(e) Includes $5.5 million of asbestos-related costs, $3.6 million of system implementation costs, $3.0 million of mergers, acquisition, diligence and transaction costs, $2.5 million of environmental remediation costs, and $1.5 million of consulting costs.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Capital expenditures
Packaging	$6,460	$7,710	$22,550	$23,540
Aerospace	4,750	2,430	12,160	5,090
Specialty Products	990	1,100	4,850	5,460
Corporate	1,470	630	4,090	1,890
Total	$13,670	$11,870	$43,650	$35,980

Depreciation and amortization
Packaging	$9,060	$8,640	$26,100	$25,750
Aerospace	4,670	4,460	14,000	13,610
Specialty Products	690	1,000	2,340	3,080
Corporate	100	50	270	140
Total	$14,520	$14,150	$42,710	$42,580

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	September 30, 2025	December 31, 2024
Total Assets
Packaging	$868,800	$811,190
Aerospace	451,220	390,980
Specialty Products	78,840	89,210
Corporate	35,020	32,800
Total	$1,433,880	$1,324,180
15. Equity Awards
Stock Options
The Company granted 900,000 stock option awards during the nine months ended September 30, 2025. The Company estimated the grant-date fair value of the awards using the Black-Scholes option pricing model using the following weighted-average assumptions: risk-free interest rate of 4.1%, expected volatility of 33.0%, annual dividend payment of $0.16, and an expected term of 6.5 years. Information related to stock options at September 30, 2025 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	—	$—
Granted	900,000	41.11
Outstanding at September 30, 2025	900,000	$41.11	9.7	$1,590,000
As of September 30, 2025, there was $5.9 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.5 years.
The Company recognized approximately $0.7 million and $0.8 million of stock-based compensation expense related to stock options during the three and nine months ended September 30, 2025, respectively, and no stock-based compensation expense related to stock options during the three and nine months ended September 30, 2024. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the nine months ended September 30, 2025:
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
•Issued 103 RSUs to certain employees related to dividend equivalent rights on existing equity awards; and
•Issued 1,242 RSUs related to director fee deferrals as certain of the Company's directors elected to defer all or a portion of their director fees and to receive the amount in Company common stock at a future date.

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
Information related to RSUs at September 30, 2025 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	823,943	$27.63
Granted	590,268	25.49
Vested	(251,740)	27.32
Cancelled	(138,765)	31.20
Outstanding at September 30, 2025	1,023,706	$25.99	1.2	$39,560,000
As of September 30, 2025, there was $10.5 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 2.2 years.
The Company recognized stock-based compensation expense related to RSUs of $2.6 million and $1.6 million during the three months ended September 30, 2025 and 2024, respectively, and $7.5 million and $8.1 million during the nine months ended September 30, 2025 and 2024, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
16. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share is calculated to give effect to RSUs and stock options. The following table summarizes the dilutive effect of RSUs and stock options on common stock for the nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Weighted average common shares—basic	40,650,933	40,612,413	40,634,527	40,776,583
Dilutive effect of restricted stock units	462,389	334,158	369,633	312,625
Weighted average common shares—diluted	41,113,322	40,946,571	41,004,160	41,089,208
Anti-dilutive shares excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2025, were 900,000 and 326,986 shares, respectively. There were no anti-dilutive shares for the three and nine months ended September 30, 2024.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In March 2020, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $250 million in the aggregate. During the three months ended September 30, 2025, no shares were purchased. In the nine months ended September 30, 2025, the Company purchased 106,220 shares of its outstanding common stock for $2.3 million. During the three and nine months ended September 30, 2024, the Company purchased 99,130 and 771,067 shares of its outstanding common stock for $2.4 million and $19.3 million, respectively. As of September 30, 2025, the Company had $65.4 million remaining under the repurchase authorization.
Holders of common stock are entitled to dividends at the discretion of the Company's Board of Directors. In 2021, the Company's Board of Directors declared the first dividend since the Company's initial public offering in 2007. During the three and nine months ended September 30, 2025, the Company's quarterly cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.7 million and $5.0 million, respectively. In the three and nine months ended September 30, 2024, the Company's quarterly cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.7 million and $5.0 million, respectively.
17. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic benefit cost (income) are as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Service costs	$140	$140	$410	$400
Interest costs	310	320	950	980
Expected return on plan assets	(250)	(510)	(760)	(1,530)
Amortization of net loss	30	50	80	140
Net periodic benefit cost (income)	$230	$—	$680	$(10)
The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of income.
The Company contributed $0.3 million and $0.8 million to its defined benefit pension plans during the three and nine months ended September 30, 2025, respectively. The Company expects to contribute $1.2 million to its defined benefit pension plans for the full year 2025.
18. Other Comprehensive Income (Loss)
Changes in AOCI by component for the nine months ended September 30, 2025 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2024	$(8,010)	$16,300	$(26,840)	$(18,550)
Net unrealized gains (losses) arising during the period (a)	—	(12,070)	32,100	20,030
Less: Net realized losses reclassified to net income	(30)	—	—	(30)
Net current-period other comprehensive income (loss)	30	(12,070)	32,100	20,060
Balance, September 30, 2025	$(7,980)	$4,230	$5,260	$1,510
__________________________
(a)     Derivative instruments, net of income tax of $3.9 million. See Note 10, "Derivative Instruments," for further details.

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
19. Income Taxes
The effective income tax rate for the three months ended September 30, 2025 and September 30, 2024 was 23.3% and 25.4%, respectively. The Company recorded income tax expense of $2.8 million and $0.9 million for the three months ended September 30, 2025 and September 30, 2024, respectively. The decrease in the effective tax rate for the three months ended September 30, 2025 was primarily due to the attribution of income among jurisdictions with differing statutory tax rates.
The effective income tax rate for the nine months ended September 30, 2025 and September 30, 2024 was 25.5% and 20.0%, respectively. The Company recorded income tax expense of $13.2 million and $4.6 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The effective tax rate for the nine months ended September 30, 2025 was higher than in the prior year primarily due to the recognition of approximately $1.7 million of tax benefit related to foreign tax loss carryforwards in the nine months ended September 30, 2024. Additionally, the sale of the Arrow Engine business resulted in a taxable capital gain and related income tax expense of approximately $1.4 million in the first nine months of 2025.
On July 4, 2025, President Donald J. Trump signed into law the legislation formally titled “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” —and commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). The legislation took effect in the third quarter of 2025. Based on an initial analysis, the OBBBA did not have a material impact on the Company's effective tax rate. The Company expects a favorable impact on U.S. federal cash taxes for the remainder of 2025.
20. Subsequent Events
On October 23, 2025, the Company announced that its Board of Directors had declared a cash dividend of $0.04 per share of TriMas Corporation common stock, which will be payable on November 13, 2025, to shareholders of record as of the close of business on November 6, 2025.

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
Our results of operations have been materially impacted over the past few years by macro-economic factors, most recently by cost inflation (raw materials, wage rates and freight) and a lack of material, and in certain regions, skilled labor availability. Additionally, during the first nine months of 2025, the U.S. government altered its approach to international trade policy and announced baseline tariffs on products from all countries and additional individualized reciprocal tariffs on the countries with which the United States has the largest trade deficits, including China. This change in international trade policy has also created uncertainty with respect to future tariffs, including any retaliatory tariffs imposed by other countries, or other potential governmental actions. These factors have affected each of our businesses and how we operate, albeit in different ways and magnitudes. The current tariffs, predominately those imposed on China-based imports, have increased the costs of certain products sourced from non-U.S. countries. Sales of certain of our products for industrial applications, for example steel cylinders for packaged gas applications, have experienced volatility in demand related to customers securing a high order rates in prior periods, only to enter a period of destocking in more recent periods. This significant level of volatility in demand levels, input and transportation costs, and material and labor availability, have pressured our ability to operate efficiently in recent periods. While some areas of demand volatility and softness remain, such as in our Specialty Products segment, and more specifically our Norris Cylinder business, we have experienced more steady and consistent demand in our Packaging and Aerospace segments.
Overall, our third quarter 2025 net sales increased $39.9 million, or 17.4%, compared to third quarter 2024. We experienced organic growth of 37.1% and 2.6% within our Aerospace and Packaging segments, respectively, compared to third quarter 2024. We also experienced growth from acquisitions of 8.7% in our Aerospace segment. Net sales increased 7.2% in our Specialty Products segment as compared to the prior year quarter, as higher sales of steel cylinders more than offset the lost sales due to the divestiture of our Arrow Engine business in January 2025. Our overall sales increase included $2.1 million of currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of a weakening U.S. dollar relative to foreign currencies.
The most significant drivers affecting our financial results in third quarter 2025 compared with third quarter 2024, other than as directly impacted by sales changes, were a charge to update our asbestos liability based on our recent actuarial valuation, the year-over-year impact of a prolonged labor union strike at one of our manufacturing facilities within our Aerospace segment beginning in third quarter 2024, and a decrease in our effective tax rate.

In third quarter 2025, we commissioned our actuary to update our asbestos study, and upon completion we recorded a pre-tax charge of $8.0 million. See Note 13, "Commitments and Contingencies," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for more information.
On January 31, 2025, we completed the divestiture of our Arrow Engine business within our Specialty Products segment for net cash proceeds of $21.0 million. We recognized a pre-tax gain of $5.4 million on the sale of Arrow Engine. Arrow Engine contributed $5.2 million of sales in third quarter 2024.
In February 2025, we acquired the aerospace business of GMT Gummi-Metall-Technik GmbH (“GMT”) for a purchase price of $37.7 million. GMT’s aerospace division (“GMT Aerospace”), which is reported in our Aerospace segment, is located in Germany and contributed $6.2 million of acquisition-related sales growth during third quarter 2025.
In August 2024, our labor agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") at our TriMas Aerospace facility in Commerce, California, expired. On August 4, 2024, the UAW initiated a strike, causing a work stoppage that resulted in lost production volumes, reduced sales, manufacturing inefficiencies and $2.3 million of increased costs through the end of third quarter 2024, with the Company and the UAW reaching a new labor agreement in mid-October 2024.
The effective income tax rate for third quarter 2025 was 23.3% as compared to 25.4% for third quarter 2024. The decrease in the effective tax rate for third quarter 2025 was primarily due to the distribution of income among jurisdictions with differing statutory tax rates.
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
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In 2020, our Board of Directors increased the authorization of share repurchases to a cumulative amount of $250 million. During third quarter 2025, no shares were purchased. As of September 30, 2025, we had $65.4 million remaining under the repurchase authorization.
In addition, in third quarter 2025, we declared dividends of $0.04 per share of common stock and paid dividends of $1.7 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, as well as dividends, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended September 30, 2025 and September 30, 2024 (dollars in thousands):

	Three months ended September 30,
	2025	As a Percentage of Net Sales	2024	As a Percentage of Net Sales
Net Sales
Packaging	$135,700	50.4%	$130,240	56.8%
Aerospace	103,240	38.3%	70,830	30.9%
Specialty Products	30,320	11.3%	28,290	12.3%
Total	$269,260	100.0%	$229,360	100.0%
Gross Profit
Packaging	$30,720	22.6%	$31,000	23.8%
Aerospace	31,440	30.5%	16,480	23.3%
Specialty Products	3,750	12.4%	4,220	14.9%
Total	$65,910	24.5%	$51,700	22.5%
Selling, General and Administrative Expenses
Packaging	$14,440	10.6%	$14,190	10.9%
Aerospace	11,070	10.7%	10,180	14.4%
Specialty Products	1,310	4.3%	1,840	6.5%
Corporate	14,320	N/A	12,740	N/A
Total	$41,140	15.3%	$38,950	17.0%
Operating Profit (Loss)
Packaging	$16,290	12.0%	$17,930	13.8%
Aerospace	20,200	19.6%	6,310	8.9%
Specialty Products	2,370	7.8%	2,290	8.1%
Corporate	(22,270)	N/A	(18,250)	N/A
Total	$16,590	6.2%	$8,280	3.6%
Depreciation
Packaging	$7,350	5.4%	$7,000	5.4%
Aerospace	1,980	1.9%	1,890	2.7%
Specialty Products	690	2.3%	1,000	3.5%
Corporate	100	N/A	50	N/A
Total	$10,120	3.8%	$9,940	4.3%
Amortization
Packaging	$1,710	1.3%	$1,640	1.3%
Aerospace	2,690	2.6%	2,570	3.6%
Specialty Products	—	—%	—	—%
Corporate	—	N/A	—	N/A
Total	$4,400	1.6%	$4,210	1.8%
The following table summarizes detail on the year-over-year sales growth percentages for our reportable segments for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024:

	Third Quarter 2025 vs. Third Quarter 2024
	Organic	Acquisitions	Divestitures	Foreign Exchange	Total
Consolidated TriMas Corporation	16.1%	2.7%	(2.3)%	0.9%	17.4%
Packaging	2.6%	—%	—%	1.6%	4.2%
Aerospace	37.1%	8.7%	—%	—%	45.8%
Specialty Products	25.6%	—%	(18.4)%	—%	7.2%

The following table summarizes financial information for our reportable segments for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine months ended September 30,
	2025	As a Percentage of Net Sales	2024	As a Percentage of Net Sales
Net Sales
Packaging	$406,280	51.7%	$389,190	55.8%
Aerospace	295,460	37.6%	215,890	31.0%
Specialty Products	83,950	10.7%	91,880	13.2%
Total	$785,690	100.0%	$696,960	100.0%
Gross Profit
Packaging	$97,730	24.1%	$95,370	24.5%
Aerospace	87,410	29.6%	51,340	23.8%
Specialty Products	7,520	9.0%	11,710	12.7%
Total	$192,660	24.5%	$158,420	22.7%
Selling, General and Administrative Expenses
Packaging	$44,190	10.9%	$43,430	11.2%
Aerospace	31,830	10.8%	27,480	12.7%
Specialty Products	4,970	5.9%	6,140	6.7%
Corporate	43,260	N/A	38,330	N/A
Total	$124,250	15.8%	$115,380	16.6%
Operating Profit (Loss)
Packaging	$53,520	13.2%	$53,060	13.6%
Aerospace	55,410	18.8%	23,870	11.1%
Specialty Products	2,480	3.0%	5,480	6.0%
Corporate	(45,910)	N/A	(43,840)	N/A
Total	$65,500	8.3%	$38,570	5.5%
Depreciation
Packaging	$21,120	5.2%	$20,820	5.3%
Aerospace	6,040	2.0%	5,900	2.7%
Specialty Products	2,340	2.8%	3,080	3.4%
Corporate	270	N/A	140	N/A
Total	$29,770	3.8%	$29,940	4.3%
Amortization
Packaging	$4,980	1.2%	$4,930	1.3%
Aerospace	7,960	2.7%	7,710	3.6%
Specialty Products	—	—%	—	—%
Corporate	—	N/A	—	N/A
Total	$12,940	1.6%	$12,640	1.8%
The following table summarizes detail on the year-over-year sales growth percentages for our reportable segments for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024:

	Year to Date Third Quarter 2025 vs. Year to Date Third Quarter 2024
	Organic	Acquisitions	Divestitures	Foreign Exchange	Total
Consolidated TriMas Corporation	12.6%	2.3%	(2.0)%	(0.2)%	12.7%
Packaging	4.6%	—%	—%	(0.2)%	4.4%
Aerospace	29.4%	7.5%	—%	—%	36.9%
Specialty Products	6.8%	—%	(15.4)%	—%	(8.6)%

Results of Operations
The principal factors impacting us during the three months ended September 30, 2025, compared with the three months ended September 30, 2024, were:
•Increases in demand for products within our Aerospace and Packaging segments;
•Increase in demand for our cylinder products within our Specialty Products segment;
•Expenses associated with our asbestos exposure to update the liability to recent actuarial studies;
•The divestiture of our Arrow Engine business;
•The impact of our recent acquisition of GMT Aerospace;
•The third quarter 2024 labor union strike at one of our manufacturing facilities in our Aerospace segment; and
•A decrease in our effective tax rate in third quarter 2025 compared with third quarter 2024.

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Overall, net sales increased $39.9 million, or 17.4%, to $269.3 million for the three months ended September 30, 2025, as compared with $229.4 million in the three months ended September 30, 2024. Acquisition-related sales growth was $6.2 million from our February 2025 acquisition of GMT Aerospace. Organic sales, excluding the impact of currency exchange, increased $36.8 million, or 16.1%, as organic sales increased 37.1% and 2.6% within our Aerospace and Packaging segments, respectively, due to improved throughput and commercial actions with Aerospace and certain end market demand improvements within Packaging. Sales increased 7.2% in our Specialty Products segment as an organic sales increase of 31.3% for our steel cylinders was offset by the impact of the divestiture of our Arrow Engine business. In addition, net sales increased by $2.1 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening of the U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 24.5% and 22.5% for the three months ended September 30, 2025 and September 30, 2024, respectively. Gross profit margin increased primarily due to higher sales levels and related improved fixed cost absorption, a more favorable product sales mix, the impact of the labor union strike in 2024 that did not repeat, and favorable commercial actions within our Aerospace segment. These improvements were partially offset by lower margin within our Packaging segment primarily due to a $1.5 million write-off of certain inventory to the lower of cost or market, and increased input costs, as well as lower margin within our Specialty segment as the increase in gross profit related to increased steel cylinder sales was more than offset by the loss of sales related to the divestiture of our Arrow Engine business. Additionally, the increase in gross profit was partially offset by incremental maintenance and a $0.5 million purchase accounting charge related to the step-up of GMT Aerospace's inventory to fair value.
Operating profit margin (operating profit as a percentage of sales) approximated 6.2% and 3.6% for the three months ended September 30, 2025 and September 30, 2024, respectively. Operating profit increased $8.3 million to $16.6 million in the three months ended September 30, 2025, from $8.3 million for the three months ended September 30, 2024, primarily due to the impact of higher sales levels and related improved fixed cost absorption, a more favorable product sales mix, the impact of the labor union strike in 2024 that did not repeat, and favorable commercial actions within our Aerospace segment, as well as due to a $1.8 million pre-tax charge for environmental remediation obligations in third quarter 2024 that did not recur. These increases were partially offset by a decrease in operating profit within our Packaging segment due to the impact of $1.1 million of net gains on sales of non-core properties in the third quarter of 2024 that did not repeat, as well as the write-off of certain inventory to the lower of cost or market and increased input costs within the Packaging segment. Additionally, operating profit decreased due to a $8.0 million pre-tax charge related to updating our asbestos studies in the third quarter of 2025, as compared to a $5.5 million pre-tax charge taken in third quarter 2024. Operating profit further decreased due to incremental maintenance and a $0.5 million purchase accounting charge related to the step-up of GMT Aerospace's inventory to fair value within our Aerospace segment as well as higher employee-related costs.
Interest expense decreased $0.5 million, to $4.4 million for the three months ended September 30, 2025, compared to $4.9 million for the three months ended September 30, 2024, due to a decrease in our weighted average borrowings and a lower effective interest rate on our revolving credit facility as a result of decreased borrowings from our revolving credit facility.

Other income (expense) increased $0.1 million to $0.1 million of expense for the three months ended September 30, 2025, as compared to a nominal amount of expense for the three months ended September 30, 2024, primarily due to a decrease in other miscellaneous income, which was largely offset by a decrease in realized losses in foreign currency transactions.
The effective income tax rate for the three months ended September 30, 2025 and September 30, 2024 was 23.3% and 25.4%, respectively. We recorded income tax expense of $2.8 million and $0.9 million for the three months ended September 30, 2025 and September 30, 2024, respectively. The decrease in the effective tax rate for the three months ended September 30, 2025 was primarily due to the attribution of income among jurisdictions with differing statutory tax rates.
Net income increased $6.8 million, to $9.3 million for the three months ended September 30, 2025, as compared to $2.5 million for the three months ended September 30, 2024. The increase was primarily the result of an increase in operating profit of $8.3 million and a decrease in interest expense of $0.5 million, partially offset by an increase in income tax expense of $2.0 million and an increase in other expense of $0.1 million.
See below for a discussion of operating results by segment.
Packaging. Net sales increased $5.5 million, or 4.2% (of which 2.6% was organic and 1.6% was foreign currency exchange), to $135.7 million in the three months ended September 30, 2025, as compared to $130.2 million in the three months ended September 30, 2024. Sales of dispensing products used primarily for beauty, personal care and home care applications increased by $7.4 million and sales of other consumer goods products increased by $1.1 million. These increases were partially offset by the decrease in sales of products used in food and beverage applications of $5.2 million. Sales of products used for industrial applications remained flat. Net sales increased by $2.1 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening of the U.S. dollar relative to foreign currencies, as compared to third quarter 2024.
Gross profit decreased $0.3 million to $30.7 million, or 22.6% of sales, in the three months ended September 30, 2025, as compared to $31.0 million, or 23.8% of sales, in the three months ended September 30, 2024, as increases due to higher sales levels were more than offset by a $1.5 million write-off of certain inventory to the lower of cost or market, and increased input costs.
Selling, general and administrative expenses increased $0.3 million to $14.4 million, or 10.6% of sales, in the three months ended September 30, 2025, as compared to $14.2 million, or 10.9% of sales, in the three months ended September 30, 2024, primarily due to higher employee-related costs.
Operating profit decreased $1.6 million to $16.3 million, or 12.0% of sales, in the three months ended September 30, 2025, as compared to $17.9 million, or 13.8% of sales, in the three months ended September 30, 2024, primarily due to the impact of $1.1 million of net gains on the sale of non-core properties in third quarter 2024 that did not repeat, as well as the write-off of certain inventory to the lower of cost or market, increased input costs, and higher selling, general and administrative expenses.
Aerospace.    Net sales for the three months ended September 30, 2025 increased $32.4 million, or 45.8% (of which 37.1% was organic and 8.7% related to acquisitions), to $103.2 million, as compared to $70.8 million in the three months ended September 30, 2024. Acquisition-related sales growth from our February 2025 acquisition of GMT Aerospace was $6.2 million. Sales of our fasteners products increased by $24.2 million due to increases in aircraft build rates, improved production yield and commercial actions. Sales of our engineered components products increased by $2.0 million due to improved production throughput.
Gross profit increased $15.0 million to $31.4 million, or 30.5% of sales, in the three months ended September 30, 2025, from $16.5 million, or 23.3% of sales, in the three months ended September 30, 2024. Gross profit increased primarily due to higher sales levels and resulting improved fixed cost absorption, a more favorable product sales mix and favorable commercial actions. Additionally, third quarter 2024 was impacted by increased costs and manufacturing inefficiencies resulting from a prolonged labor union strike that did not repeat. These increases in gross profit were partially offset by incremental maintenance and a $0.5 million purchase accounting charge related to the step-up of GMT Aerospace's inventory to fair value.
Selling, general and administrative expenses increased $0.9 million to $11.1 million, or 10.7% of sales, in the three months ended September 30, 2025, as compared to $10.2 million, or 14.4% of sales, in the three months ended September 30, 2024, primarily due to higher employee-related costs and higher ongoing selling, general and administrative costs associated with our acquisition of GMT Aerospace. These increases were partially offset by the impact of $1.3 million of costs related to the labor union strike in third quarter 2024 that did not repeat.

Operating profit increased $13.9 million to $20.2 million, or 19.6% of sales, in the three months ended September 30, 2025, as compared to $6.3 million, or 8.9% of sales, in the three months ended September 30, 2024, primarily due to the impact of higher sales levels, improved fixed cost absorption, a more favorable product sales mix, the impact of the labor union strike in 2024 that did not repeat, and commercial actions. These increases were partially offset by higher selling, general and administrative expenses, costs related to incremental maintenance and the recognition of the purchase accounting charge related to the step-up of GMT Aerospace's inventory to fair value.
Specialty Products.   Net sales for the three months ended September 30, 2025 increased $2.0 million, or 7.2% (of which 25.6% was organic and (18.4)% was due to the divestiture of Arrow Engine), to $30.3 million, as compared to $28.3 million in the three months ended September 30, 2024. Sales of steel cylinders increased $7.2 million, or 31.3%, to $30.3 million, as compared to $23.1 million, due to improved order intake and overall market conditions. Arrow Engine contributed $5.2 million of sales in third quarter 2024. See Note 5, "Acquisitions and Sale of Business," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for more information.
Gross profit decreased $0.5 million to $3.8 million, or 12.4% of sales, in the three months ended September 30, 2025, as compared to $4.2 million, or 14.9% of sales, in the three months ended September 30, 2024, as the increase in gross profit related to increased steel cylinder sales was more than offset by the impact of the divestiture of Arrow Engine, which yielded a higher contribution margin in third quarter 2024.
Selling, general and administrative expenses decreased $0.5 million to $1.3 million, or 4.3% of sales, in the three months ended September 30, 2025, as compared to $1.8 million, or 6.5% of sales, in the three months ended September 30, 2024, primarily due to the year-over-year impact from the divestiture of our Arrow Engine business.
Operating profit increased $0.1 million to $2.4 million, or 7.8% of sales, in the three months ended September 30, 2025, as compared to $2.3 million, or 8.1% of sales, in the three months ended September 30, 2024, primarily due to increased sales of steel cylinders, which was largely offset by the year-over-year impact from the divestiture of our Arrow Engine business.
Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended September 30,
	2025	2024
Corporate operating expenses	$10.8	$8.6
Non-cash stock compensation	3.3	1.6
Legacy expenses	8.3	8.1
Gain on disposition of assets	(0.1)	—
Corporate expenses	$22.3	$18.3
Corporate expenses increased $4.0 million to $22.3 million for the three months ended September 30, 2025, from $18.3 million for the three months ended September 30, 2024, primarily due to a $8.0 million pre-tax charge related to updating our asbestos studies in the third quarter of 2025, as compared to a $5.5 million pre-tax charge taken in third quarter 2024. Additionally, corporate expenses were favorably impacted by a $1.8 million pre-tax charge for environmental remediation obligations in third quarter 2024 that did not recur, which was partially offset by a $1.7 million increase in non-cash stock compensation expense due to timing and estimated attainment of existing awards and higher employee-related costs.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Overall, net sales increased $88.7 million, or 12.7%, to $785.7 million for the nine months ended September 30, 2025, as compared with $697.0 million in the nine months ended September 30, 2024. Acquisition-related sales growth was $16.2 million from our February 2025 acquisition of GMT Aerospace. Organic sales, excluding the impact of currency exchange and acquisitions, increased $87.8 million, or 12.6%, as organic sales increases of 29.4% and 4.6% within our Aerospace and Packaging segments, respectively, driven by end market demand improvements, were partially offset by a 8.6% sales decrease in our Specialty Products segment as the organic sales increase of 8.2% for our steel cylinders was more than offset by the impact of the divestiture of our Arrow Engine business. In addition, net sales decreased by $1.1 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of a strengthening U.S. dollar relative to foreign currencies.

Gross profit margin (gross profit as a percentage of sales) approximated 24.5% for the nine months ended September 30, 2025 and 22.7% for the nine months ended September 30, 2024. Gross profit margin increased primarily due to higher sales levels and related improved fixed cost absorption within our Aerospace and Packaging segments, a more favorable product sales mix, the impact of the labor union strike in 2024 that did not repeat, and favorable commercial actions within our Aerospace segment. The increase in gross profit was partially offset by lower sales within our Specialty segment driven by the loss of sales related to the divestiture of our Arrow Engine business. Additionally, gross profit decreased due to a $1.2 million purchase accounting charge related to the step-up of GMT Aerospace's inventory to fair value and incremental maintenance within our Aerospace segment as well as increased input costs and a $1.5 million write-off of certain inventory to the lower of cost or market in our Packaging segment.
Operating profit margin (operating profit as a percentage of sales) approximated 8.3% and 5.5% for the nine months ended September 30, 2025 and September 30, 2024, respectively. Operating profit increased $26.9 million, to $65.5 million, for the nine months ended September 30, 2025, compared to $38.6 million for the nine months ended September 30, 2024, primarily due to higher sales levels and related improved fixed cost absorption within our Aerospace and Packaging segments, a more favorable product sales mix, the impact of the labor union strike in 2024 that did not repeat, and favorable commercial actions within our Aerospace segment. Operating profit further increased due to a $5.4 million gain on the sale of Arrow Engine, $2.6 million of lower professional costs associated with business acquisition, diligence and transaction-related activity, and the impact of $2.5 millions of pre-tax charges for environmental remediation obligations in the nine months ended 2024 that did not recur. The increase in operating profit was partially offset by reduced sales within our Specialty segment driven by the loss of sales related to the divestiture of our Arrow Engine business and due to increased tariff and related input costs and a $1.5 million write-off of certain inventory to the lower of cost or market in our Packaging segment. In addition, operating profit decreased by $4.5 million primarily related to consulting services and costs associated with actions to reorganize the corporate office and due to a $8.0 million pre-tax charge related to updating our asbestos studies in 2025, as compared to a $5.5 million pre-tax charge taken in 2024. Operating profit further decreased due to a $1.2 million purchase accounting charge related to the step-up of GMT Aerospace's inventory to fair value and incremental maintenance within our Aerospace segment, and higher employee-related costs.
Interest expense decreased $1.6 million, to $13.4 million, for the nine months ended September 30, 2025, as compared to $15.0 million for the nine months ended September 30, 2024, due to a decrease in our weighted average borrowings and a lower effective interest rate as a result of decreased borrowings from our revolving credit facility.
Other income (expense) increased $0.1 million to $0.4 million of expense, for the nine months ended September 30, 2025, from $0.3 million of expense for the nine months ended September 30, 2024, as decreased losses on foreign currency transactions were largely offset by lower miscellaneous income.
The effective income tax rate for the nine months ended September 30, 2025 and September 30, 2024 was 25.5% and 20.0%, respectively. We recorded tax expense of $13.2 million for the nine months ended September 30, 2025, as compared to $4.6 million for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 was higher than in the prior year primarily due to the recognition of approximately $1.7 million of tax benefit related to foreign tax loss carryforwards in the nine months ended September 30, 2024. Additionally, the sale of the Arrow Engine business resulted in a taxable capital gain and related income tax expense of approximately $1.4 million in the first nine months of 2025.
Net income increased by $19.8 million, to $38.4 million, for the nine months ended September 30, 2025, compared to $18.6 million for the nine months ended September 30, 2024. The increase was primarily the result of an increase in operating profit of $26.9 million and a decrease in interest expense of $1.6 million, partially offset by an increase in income tax expense of $8.6 million and an increase in other expense of $0.1 million.
See below for a discussion of operating results by segment.
Packaging.   Net sales increased $17.1 million, or 4.4% (of which 4.6% was organic and (0.2)% was foreign currency exchange), to $406.3 million in the nine months ended September 30, 2025, as compared to $389.2 million in the nine months ended September 30, 2024. Sales of dispensing products used primarily for beauty, personal care and home care applications increased by $27.6 million. Sales of products used for industrial applications increased by $2.0 million and sales of other consumer goods products increased by $6.7 million. These increases were partially offset by the decrease in sales of products used in food and beverage applications of $18.2 million. Net sales decreased by $1.0 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of the strengthening U.S. dollar relative to foreign currencies, as compared to 2024.

Gross profit increased $2.4 million to $97.7 million, or 24.1% of sales, in the nine months ended September 30, 2025, as compared to $95.4 million, or 24.5% of sales, in the nine months ended September 30, 2024, due to higher sales levels and resulting improved fixed cost absorption, as well as the favorable impact of prior year operational improvement actions. Although gross profit increased, gross profit margin decreased primarily due to increased input costs and a $1.5 million write-off of certain inventory to the lower of cost or market.
Selling, general and administrative expenses increased $0.8 million to $44.2 million, or 10.9% of sales, in the nine months ended September 30, 2025, as compared to $43.4 million, or 11.2% of sales, in the nine months ended September 30, 2024, primarily due to higher employee-related costs and higher information technology costs.
Operating profit increased $0.5 million to $53.5 million, or 13.2% of sales, in the nine months ended September 30, 2025, as compared to $53.1 million, or 13.6% of sales, in the nine months ended September 30, 2024, primarily due to higher sales volume, improved fixed cost absorption and the favorable impact of cost reduction efforts, partially offset by increased input costs, the write-off of certain inventory to the lower of cost or market, higher selling, general and administrative expenses, and the impact of $1.2 million of net gains on sale of non-core properties in the first nine months of 2024 that did not repeat.
Aerospace.    Net sales for the nine months ended September 30, 2025 increased $79.6 million, or 36.9% (of which 29.4% was organic and 7.5% related to acquisitions), to $295.5 million, as compared to $215.9 million in the nine months ended September 30, 2024. Acquisition-related sales growth from our February 2025 acquisition of GMT Aerospace was $16.2 million. Sales of our fasteners products increased by $50.3 million due to increases in aircraft build rates, improved production yield and commercial actions. Sales of our engineered components products increased by $13.1 million due to improved production throughput.
Gross profit increased $36.1 million to $87.4 million, or 29.6% of sales, in the nine months ended September 30, 2025, from $51.3 million, or 23.8% of sales, in the nine months ended September 30, 2024. Gross profit increased primarily due to higher sales levels and resulting improved fixed cost absorption, a more favorable product sales mix and favorable commercial actions. Additionally, 2024 was impacted by increased costs and manufacturing inefficiencies resulting from a prolonged labor union strike that did not repeat. These increases in gross profit were partially offset by a $1.2 million purchase accounting charge related to the step-up of GMT Aerospace's inventory to fair value and incremental maintenance.
Selling, general and administrative expenses increased $4.4 million to $31.8 million, or 10.8% of sales, in the nine months ended September 30, 2025, as compared to $27.5 million, or 12.7% of sales, in the nine months ended September 30, 2024, primarily due to higher employee-related costs, higher ongoing selling, general and administrative costs associated with our acquisition of GMT Aerospace, and higher information technology costs. These increases were partially offset by the impact of $1.3 million of costs related to the labor union strike in 2024 that did not repeat as well as lower charges for the provision for losses on accounts receivable and lower professional fees.
Operating profit increased $31.5 million to $55.4 million, or 18.8% of sales, in the nine months ended September 30, 2025, as compared to $23.9 million, or 11.1% of sales, in the nine months ended September 30, 2024, primarily due to the impact of higher sales levels, improved fixed cost absorption, a more favorable product sales mix, the impact of the labor union strike in 2024 that did not repeat, and commercial actions. These increases were partially offset by higher selling, general and administrative expenses, the recognition of the purchase accounting charge related to the step-up of GMT Aerospace's inventory to fair value and costs related to incremental maintenance.
Specialty Products.    Net sales for the nine months ended September 30, 2025 decreased $7.9 million, or 8.6% (of which 6.8% was organic and (15.4)% was due to the divestiture of Arrow Engine), to $84.0 million, as compared to $91.9 million in the nine months ended September 30, 2024. Sales of steel cylinders increased $6.3 million, or 8.2%, to $82.5 million, as compared to $76.3 million, due predominantly to improved demand for industrial applications as customers continued to work through high prior period inventory balances. Arrow Engine contributed $1.4 million of sales in first nine months of 2025, as compared to $15.6 million in first nine months of 2024. See Note 5, "Acquisitions and Sale of Business," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for more information.
Gross profit decreased $4.2 million to $7.5 million, or 9.0% of sales, in the nine months ended September 30, 2025, as compared to $11.7 million, or 12.7% of sales, in the nine months ended September 30, 2024, primarily due to the year-over-year impact from the divestiture of our Arrow Engine business, which more than offset higher sales of steel cylinders and improved fixed costs absorption.
Selling, general and administrative expenses decreased $1.2 million to $5.0 million, or 5.9% of sales, in the nine months ended September 30, 2025, as compared to $6.1 million, or 6.7% of sales, in the nine months ended September 30, 2024, due to the year-over-year impact from the divestiture of our Arrow Engine business and reduced spending levels, partially offset by $0.9 million of transaction-related costs associated with the divestiture of our Arrow Engine business.

Operating profit decreased $3.0 million to $2.5 million, or 3.0% of sales, in the nine months ended September 30, 2025, as compared to $5.5 million, or 6.0% of sales, in the nine months ended September 30, 2024, primarily due to the year-over-year impact from the divestiture of our Arrow Engine business, which more than offset higher steel cylinder sales levels.
Corporate.    Corporate expenses, net consist of the following (dollars in millions):

	Nine months ended September 30,
	2025	2024
Corporate operating expenses	$34.5	$27.3
Non-cash stock compensation	8.3	8.1
Legacy expenses	8.5	8.4
Gain on disposition of assets	(5.4)	—
Corporate expenses	$45.9	$43.8
Corporate expenses increased $2.1 million to $45.9 million for the nine months ended September 30, 2025, from $43.8 million for the nine months ended September 30, 2024, primarily due to an increase of $4.5 million, primarily related to consulting and other costs associated with actions to reorganize the corporate office and a $8.0 million pre-tax charge related to updating our asbestos studies in the third quarter of 2025, as compared to a $5.5 million pre-tax charge taken in third quarter 2024. Additionally, corporate expenses increased due to $0.7 million of higher costs associated with the upgrade of certain key information technology applications and higher employee-related costs. The increase in corporate expenses was partially offset by a $5.4 million pre-tax gain on the sale of the Arrow Engine business, $2.6 million of lower professional costs associated with business acquisition, diligence and transaction-related activity, and the impact of $2.5 million of pre-tax charges for environmental remediation obligations in the nine months ended 2024 that did not recur.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were $75.9 million for the nine months ended September 30, 2025, as compared to $36.7 million for the nine months ended September 30, 2024. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:
•For the nine months ended September 30, 2025, we generated $91.0 million in cash flows, based on net income of $38.4 million and after considering the effects of non-cash items related to depreciation, amortization, and gain on dispositions of assets, amortization of debt issuance costs, changes in deferred income taxes, stock-based compensation, provision for losses on accounts receivable, asbestos-related costs, and other operating activities. For the nine months ended September 30, 2024, we generated $87.3 million in cash flows based on net income of $18.6 million and after considering the effects of similar non-cash items and change in environmental liability estimate.
•Increases in accounts receivable resulted in a use of cash of $18.3 million and $15.9 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The increased use of cash for each of the nine month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables decreased one day through the nine months ended September 30, 2025, and increased one day through the nine months ended September 30, 2024.
•We increased our investment in inventory by $8.4 million and $23.1 million for the nine months ended September 30, 2025 and the nine months ended September 30, 2024, respectively. Our days sales in inventory remained flat through the nine months ended September 30, 2025, and increased by four days through the nine months ended September 30, 2024, as we continued to manage inventory levels, considering our supply needs, and balanced with sales growth within our Packaging and Aerospace segments in both periods.
•A decrease in prepaid expenses and other assets resulted in a source of cash of $8.3 million for the nine months ended September 30, 2025, while an increase in prepaid expenses and other assets resulted in a use of cash of $4.6 million for the nine months ended September 30, 2024. These changes were primarily a result of the timing of payments made for income taxes and certain operating expenses.
•An increase in accounts payable and accrued liabilities resulted in a source of cash of $3.3 million for the nine months ended September 30, 2025, while a decrease in accounts payable and accrued liabilities resulted in a use of cash of $7.0 million for the nine months ended September 30, 2024. Days accounts payable on hand decreased by four days through the nine months ended September 30, 2025, and decreased by nine days for the nine months ended September 30, 2024. Our days accounts payable on hand fluctuate primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms.
Net cash used for investing activities for the nine months ended September 30, 2025 and September 30, 2024 was $59.6 million and $31.9 million, respectively. During the first nine months of September 30, 2025, we invested $43.7 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects. We paid $37.7 million, net of cash acquired, to acquire GMT Aerospace. We also received net proceeds of $21.8 million from the sale of our Arrow Engine business and disposition of property and equipment. During the first nine months of September 30, 2024, we invested $36.0 million in capital expenditures and received net proceeds of $4.1 million from disposition of property and equipment.
Net cash used by financing activities was $5.8 million and $12.8 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. During the nine months ended September 30, 2025, we received net proceeds of $4.5 million from borrowings on our revolving credit facilities, paid $1.3 million for debt financing fees, purchased $2.3 million of our outstanding common stock, used a net cash amount of $1.9 million related to our stock compensation arrangements, and paid dividends of $5.0 million. Our reported net proceeds from borrowings on our revolving credit facilities considers the impact of foreign currency translation. During the nine months ended September 30, 2024, we received net proceeds of $13.4 million from borrowings on our revolving credit facilities, purchased $19.3 million of outstanding common stock, used a net cash amount of $1.6 million related to our stock compensation arrangements, paid dividends of $5.0 million, and paid $0.3 million related to other financing liabilities.

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
For the nine months ended September 30, 2025, our consolidated subsidiaries that do not guarantee the Senior Notes represented 30% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented 40% and 15% of the total guarantor and non-guarantor assets and liabilities, respectively, as of September 30, 2025, treating the guarantor and non-guarantor subsidiaries each as a consolidated group.
In March 2025, we amended our Credit Agreement to extend the maturity date. We incurred fees and expenses of $1.3 million related to the amendment, all of which was capitalized as debt issuance costs. We also recorded $0.1 million of non-cash expense related to the write-off of previously capitalized deferred financing fees.
Below is a summary of key terms under the Credit Agreement as of September 30, 2025, compared to the key terms prior to the amendment (showing gross availability):

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

Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of September 30, 2025. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 2.29 to 1.00 at September 30, 2025. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of September 30, 2025. Our actual interest expense coverage ratio was 10.46 to 1.00 at September 30, 2025. At September 30, 2025, we were in compliance with our financial covenants.
The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended September 30, 2025 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended September 30, 2025
Net income	$44,080
Bank stipulated adjustments:
Interest expense	17,990
Income tax expense	14,340
Depreciation and amortization	65,050
Impairment charges and asset write-offs	1,750
Non-cash compensation expense(1)	7,210
Other non-cash expenses or losses	230
Non-recurring expenses or costs(2)	19,250
Extraordinary, non-recurring or unusual gains or losses	8,030
Effects of purchase accounting adjustments	1,200
Business and asset dispositions	(5,080)
Permitted acquisitions	1,810
Permitted dispositions	(530)
Currency gains and losses	390
Consolidated Bank EBITDA, as defined	$175,720

	September 30, 2025
Total Indebtedness, as defined(3)	$402,730
Consolidated Bank EBITDA, as defined	175,720
Total net leverage ratio	2.29	x
Covenant requirement	4.00	x

Twelve Months Ended September 30, 2025
Interest expense	$17,990
Bank stipulated adjustments:
Interest income	(240)
Non-cash amounts attributable to amortization of financing costs	(960)
Total Consolidated Cash Interest Expense, as defined	$16,790

	September 30, 2025
Consolidated Bank EBITDA, as defined	$175,720
Total Consolidated Cash Interest Expense, as defined	16,790
Actual interest expense coverage ratio	10.46	x
Covenant requirement	3.00	x
_____________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to diligence and transaction costs, strike related costs, severance, relocation, and realignment expenses.
(3)    Includes $14.0 million of derivative liabilities and $1.5 million of finance leases as of September 30, 2025.
At September 30, 2025, we had $10.9 million outstanding under our revolving credit facility and had $233.1 million available after giving effect to $6.0 million of letters of credit issued and outstanding. At December 31, 2024, we had $1.5 million outstanding under our revolving credit facility and had $292.2 million available after giving effect to $6.3 million of letters of credit issued and outstanding. Our letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Our borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of September 30, 2025. After consideration of leverage restrictions contained in the Credit Agreement, as of December 31, 2024, we had $216.7 million of borrowing capacity available for general corporate purposes.
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
Our weighted average borrowings during the first nine months of 2025 approximated $433.7 million, compared to $437.5 million during the first nine months of 2024, primarily due to borrowings made on our revolving credit facility.
In May 2021, we, through one of our non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4.0 million. The facility is guaranteed by TriMas Corporation. At September 30, 2025, we had no amounts outstanding on this loan facility.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.
While the majority of our cash on hand as of September 30, 2025 is located outside of the U.S., given available funding under our revolving credit facility of $233.1 million at September 30, 2025, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future, as well as dividends and share repurchases.
We are subject to variable interest rates on our revolving credit facility, which is subject to a benchmark interest rate determined based on the currency denomination of borrowings. Based on our variable rate-based borrowings outstanding at September 30, 2025, a 1% increase in the per annum interest rate would increase our interest expense by $0.1 million annually.

In addition to our long-term debt, we have other cash commitments related to leases. The majority of our lease transactions are accounted for as operating leases, and annual rent expense related thereto approximated $13.9 million in 2024. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
In March 2020, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $250 million in the aggregate. In the nine months ended September 30, 2025, we purchased 106,220 shares of our outstanding common stock for an aggregate purchase price of $2.3 million. Since the initial authorization through September 30, 2025, we have purchased 6,672,784 shares of our outstanding common stock for an aggregate purchase price of $184.6 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock and the payment of dividends, depending on market conditions, and other factors.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of September 30, 2025, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of $150.6 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 10, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
We are also subject to interest risk as it relates to our long-term debt. We have historically used interest rate swap agreements to fix the variable portion of our debt to manage this risk.
Common Stock
TriMas is listed in the NASDAQ Global Select Market. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On January 7, 2025, Moody's affirmed a Ba3 rating to our Senior Notes. See Note 9, "Long-term Debt" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also affirmed a Ba2 Corporate Family Rating, and changed its outlook from stable to negative. On August 6, 2025, Standard & Poor's affirmed a BB- rating to our Senior Notes. Standard & Poor's also affirmed a BB corporate credit rating and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
We delivered strong financial results through the first nine months of 2025, driven by increased demand and successful growth initiatives within our Aerospace and Packaging segments, combined with manufacturing enhancements and commercial actions. During first quarter 2025, we successfully completed our acquisition of GMT Aerospace in our Aerospace segment and divested of our Arrow Engine business, which reflect our continued steps to optimize our portfolio of businesses. Looking forward, we remain optimistic about the long-term growth within our two largest segments, Packaging and Aerospace, and an accelerated recovery of our cylinder business within our Specialty Products segment, which had increased sales and operating profit in third quarter 2025 as compared to the prior year period.
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
On July 4, 2025, President Donald J. Trump signed into law the legislation formally titled “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” —and commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). The legislation took effect in the third quarter of 2025. Based on an initial analysis of the OBBBA, we do not anticipate a material impact on the effective tax rate and expect a favorable impact on U.S. federal cash taxes for the remainder of 2025.
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
During the quarter ended September 30, 2025, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2024.

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
Evaluation of disclosure controls and procedures
As of September 30, 2025, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 13, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our 2024 Annual Report on Form 10-K and Part 2, Item 1A., "Risk Factors," in our Quarterly Report on Form 10-Q for the period ended March 31, 2025, which could materially affect our business, financial condition or future results. Except as set forth below, there are no material changes to our risk factors as disclosed in our 2024 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2025. The risk factor presented below supersedes the corresponding risk factor in our 2024 Annual Report on Form 10-K and should otherwise be read in conjunction with all of the risk factors disclosed in our 2024 Annual Report on 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2025.
Our acquisition and disposition agreements by which we have acquired or sold companies include indemnification provisions that may not fully protect us and may result in unexpected liabilities.
Certain of the agreements related to the acquisition and disposition of businesses require indemnification against certain liabilities related to the operations of the company for the previous owner. We cannot be assured that any of these indemnification provisions will fully protect us. In some instances, third parties may have an obligation to indemnify us for liabilities related to a disposed business, and such third parties may be unable to, or fail to, fulfill such obligations. If such third parties fail to indemnify us, or if indemnification provisions otherwise fail to fully protect us, we may be financially responsible and may incur unexpected liabilities that adversely affect our profitability and financial position.
For example, we completed the spin-off of our legacy Cequent businesses in 2015, creating a new independent publicly traded company, Horizon Global Corporation (“Horizon”). In connection with the spin-off, we entered into an agreement pursuant to which Horizon agreed to fully indemnify us from, among other things, any and all future damages incurred by us in connection with certain litigation and environmental liabilities relating to our legacy Cequent businesses. In 2023, First Brands Group, LLC (“First Brands”) acquired Horizon, and subsequently assumed Horizon’s indemnification obligations to us. First Brands filed for Chapter 11 bankruptcy protection in September 2025. If First Brands is unable to satisfy its indemnification obligations to us, we may incur unexpected liabilities relating to our legacy Cequent businesses.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended September 30, 2025. In March 2020, the Board of Directors increased the authorization of share repurchases to a cumulative amount of $250 million. As of September 30, 2025, the Company had approximately $65.4 million remaining under the repurchase authorization.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Arrangements
During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.    Exhibits
Exhibits Index:

3.1	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2007.
3.2	Third Amended and Restated By-laws of TriMas Corporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 18, 2015.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101	The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ TERESA M. FINLEY

Date:	October 28, 2025	By:	Teresa M. Finley Chief Financial Officer