Form 10-K
period 2025-12-31
TRIMAS CORP
filed 2026-03-02
CIK 842633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 30, 2025 was approximately $1.0 billion, based upon the closing sales price of the Registrant's common stock, $0.01 par value, reported for such date on the NASDAQ Global Select Market. For purposes of this calculation only, directors, executive officers and the principal controlling shareholder or entities controlled by such controlling shareholder are deemed to be affiliates of the Registrant.
As of February 19, 2026, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 37,652,601 shares.
Portions of the Registrant's Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to: general economic and currency conditions; competitive factors; market demand; our ability to realize our business strategies; government and regulatory actions, including, without limitation, the impact of current and future tariffs and reciprocal tariffs, quotas and surcharges, as well as climate change legislation and other environmental regulations; our ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; our ability to successfully complete the planned sale of our TriMas Aerospace business ("TriMas Aerospace") within the expected time frame or at all; our ability to recognize the benefits of and effectively deploy the proceeds from the planned sale of TriMas Aerospace; pressures on our supply chain, including availability of raw materials and inflationary pressures on raw material and energy costs, and customers; the performance of our subcontractors and suppliers; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; risks associated with a concentrated customer base; information technology and other cyber-related risks; risks related to our international operations, including, but not limited to, risks relating to tensions between the United States and China; changes to fiscal and tax policies; intellectual property factors; uncertainties associated with our ability to meet customers’ and suppliers’ sustainability and environmental, social and governance ("ESG") goals and achieve our sustainability and ESG goals in alignment with our own announced targets; litigation; contingent liabilities relating to acquisition and disposition activities; interest rate volatility; our leverage; liabilities imposed by our debt instruments; labor disputes and shortages; the disruption of operations from catastrophic or extraordinary events, including, but not limited to, natural disasters, geopolitical conflicts and public health crises; the amount and timing of future dividends and/or share repurchases, which remain subject to Board approval and depend on market and other conditions; our future prospects; and other risks that are discussed in Part I, Item 1A, "Risk Factors." The risks described in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I
Item 1.    Business
Overview
TriMas designs, develops and manufactures a diverse portfolio of products primarily for the consumer products, aerospace and defense, and industrial markets through its TriMas Packaging, TriMas Aerospace and Specialty Products groups. We believe our businesses share important attributes, including: innovative product technologies and features; customer-approved processes and qualified products; demonstrated operating discipline; strong cash generation; long-term growth opportunities; and a commitment to sustainability. Headquartered in Bloomfield Hills, Michigan, TriMas, including our Aerospace operations, has approximately 3,700 employees who serve our customers from 37 manufacturing and support locations in 13 countries.
On November 4, 2025, we entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Takeoff Buyer, Inc. (the “Purchaser”), an affiliate of Tinicum L.P. and funds managed by Blackstone, Inc., to sell TriMas Aerospace. The purchase price for the sale of TriMas Aerospace consists of approximately $1.45 billion in cash, subject to customary adjustments. The sale of TriMas Aerospace is expected to close in the first quarter of 2026, subject to the satisfaction or waiver of customary and other closing conditions. As a result, the financial results of our Aerospace segment are presented as a discontinued operation and the assets and liabilities have been retrospectively reclassified to assets and liabilities held for sale for all periods presented in the financial statements included in this Annual Report of Form 10-K
During 2025, our net sales from continuing operations were $645.7 million, operating profit from continuing operations was $41.3 million, and net cash provided by operating activities was $117.5 million. Approximately 66% of our 2025 net sales from continuing operations were generated from sales in North America.
Our Competitive Strengths
Our management team believes TriMas benefits from a number of competitive strengths, including:
•Innovative Manufacturing and Product Technologies. We believe our businesses are well-positioned through years of refined manufacturing know-how, innovative product development, application engineering and solutions design. We continue to prioritize investments that enhance and protect our product designs and manufacturing competencies. Our proprietary manufacturing processes, advanced automation and specialized technical capabilities are often difficult and costly to replicate, providing a competitive advantage. TriMas Packaging delivers a consistent pipeline of new and enhanced solutions that improve functionality, aesthetics and sustainability. Our recent product innovations include fully recyclable Singolo™ polymeric pumps made from a single material; an expanded line of all‑plastic foamers and small‑dosage treatment pumps; and tethered caps designed to improve recyclability. Additional offerings include certified flame‑mitigation closures and patent‑pending child‑resistant closures engineered with less plastic to reduce environmental impact without compromising performance. We also continue to support customers in medical and wellness markets with high‑precision, technically advanced components used in testing, diagnostics and treatment applications. TriMas Packaging’s emphasis on engineering excellence and intellectual property protection has resulted in a growing global patent portfolio, with 27 patents filed and 18 issued in 2025.
•Long-Term Customer Relationships and Customer-Focused Solutions. We believe that TriMas has long‑standing relationships with many of the world’s leading consumer, industrial and life sciences companies, supported by product lines and businesses that customers have relied on for decades. Rieke®, part of our Packaging group, for example, has operated for more than a century, while Norris Cylinder™, with over 70 years of experience, is a large manufacturer of high‑ and low‑pressure cylinders. Across key product categories, we serve as an integral supplier, providing the technical expertise, reliability and innovation our customers depend on for product launches and ongoing programs. We collaborate closely with customers throughout the design, development and production life cycle to deliver solutions that meet evolving technical, marketing and sustainability requirements. A significant portion of our offerings are customized, including specialty caps, closures and dispensing solutions featuring tailored colors, collar sizes, venting, lining and precision‑metering options. Investments in high‑quality multi‑color printing, advanced application engineering and flexible manufacturing cells further enable us to support short lead times for high‑volume products as well as customized solutions for moderate‑volume orders.

•Global Manufacturing Footprint. TriMas operates a global network of sales, manufacturing and distribution sites that enables us to efficiently serve our worldwide customer base. Our Packaging facilities feature advanced injection molding and high‑speed automated assembly environments that support the production of precision‑engineered dispensing and closure products, and can include certified clean‑rooms for product applications requiring controlled manufacturing conditions. Our broad footprint allows us to manufacture closer to key customers, supporting more efficient supply chains, faster lead times and reduced transportation‑related emissions. We believe this network also provides flexibility to shift production as needed, helping us respond to changing market conditions, optimize capacity and mitigate potential supply chain disruptions. In addition to our Packaging operations, our Specialty Products business maintains important manufacturing capabilities through its strategically located U.S. facilities. Across the organization, we continue to optimize and realign portions of our footprint to improve efficiency, expand capabilities in key regions and position the business for long‑term growth. We believe our flexible global network, supported by technical, commercial and supply chain resources, enables us to reliably meet customer requirements and support sustainable growth across our markets.
•Experienced Management Team. TriMas is led by an experienced management team with deep industry, product and process expertise across our businesses. Our leaders bring decades of relevant experience and are focused on driving continuous improvement, operational excellence and long‑term shareholder value. Management incentives are aligned with Company performance through short‑ and long‑term compensation programs and stock ownership requirements. In 2025, we added to our leadership team by bringing on a President and Chief Executive Officer with extensive packaging industry experience, and the return of a Chief Financial Officer with two decades of finance and accounting experience at TriMas.
Our Strategy
Guided by our experienced management team, we are focused on the following components that comprise our overall strategy:
•Invest in Organic Growth and Innovation. We invest in organic growth in our most attractive end markets, focusing on opportunities with strong long‑term return potential. Our strategy includes expanding our product portfolio for existing and new customers, entering additional geographic regions and introducing innovative solutions that address customer needs and challenges. Beyond product innovation, we emphasize process innovation and manufacturing know‑how to enhance quality, accelerate development and commercialization, improve sustainability and strengthen our overall competitiveness. These efforts support deeper customer relationships, higher satisfaction and sustained business growth.
•Enhance Growth with Strategic Acquisitions. We intend to complement our organic growth with disciplined, strategic acquisitions. With our strong balance sheet, modest leverage and solid cash generation, TriMas is well‑positioned to pursue acquisitions that strengthen and expand our Packaging platform, which represented 83% of net sales from continuing operations in 2025. Our acquisition approach focuses on adjacent product lines that broaden and elevate our portfolio, provide access to new customers and end markets, expand our geographic reach, and create scale or cost efficiencies. If the planned sale of TriMas Aerospace is consummated, we expect to receive net cash proceeds of approximately $1.2 billion. We plan to use a portion of the anticipated proceeds from the sale for acquisitions, with a focus on expanding further into attractive packaging and life sciences opportunities. We have established the Strategic Investment Committee (the “Committee”) to evaluate potential opportunities and other strategic uses of the funds.
•Advance a One‑Company Operating Model. Following the planned sale of TriMas Aerospace and our increased focus on our Packaging group, we are advancing a unified operating model across the enterprise. As we integrate our previously acquired businesses, we are leveraging the best capabilities and practices from each to operate as one coordinated organization. We are standardizing processes, implementing common operating and performance management practices and centralizing key functions where appropriate to improve alignment, consistency and scalability. Integrated systems and a single source of data will further enhance transparency, decision‑making and operational discipline. In addition, by aligning our people, tools and processes, we can better anticipate customer needs, accelerate innovation and deliver an improved customer experience.

•Foster a Culture of Operational Excellence and Continuous Improvement. We believe operational excellence is fundamental to delivering consistent performance and long‑term value. Our global workforce plays a central role in this effort, and we are committed to maintaining a safe, inclusive and high‑performance environment that supports continuous learning and accountability. We drive continuous improvement by empowering employees to identify opportunities to enhance efficiency, quality, cost and reliability. We are enhancing our operational excellence program to provide processes and performance management practices that help ensure consistency, scalability and transparency across our operations. Through strong employee engagement, disciplined execution and a focus on operational rigor, we aim to strengthen our competitive position and support a sustainable future for our business.
•Focus on Sustainability. Sustainability and ESG principles are embedded in our culture and core values. We drive continuous improvement across the four pillars of our sustainability strategy: Governance & Ethics, People, Environment and Products. Our approach extends beyond environmental stewardship to include supporting our employees and the communities in which we operate. We continually enhance our products and processes to create positive impact, and we work to integrate sustainability into our decision‑making and all aspects of our operations.
Our Businesses
We report the results of our continuing operations in two segments, which had net sales and operating profit for the year ended December 31, 2025 as follows: Packaging (net sales: $535.5 million; operating profit: $68.1 million) and Specialty Products (net sales: $110.2 million; operating profit: $4.2 million). For additional information pertaining to our segments, refer to Note 21, "Segment Information," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
Each of our segments is described in more detail on the following pages.
Packaging (83% of 2025 net sales)
We believe TriMas Packaging is a leading designer, developer and manufacturer of specialty, highly engineered polymeric and steel closure and dispensing systems serving a broad range of end markets, including consumer packaging (beauty and personal care, food and beverage, and home care), as well as life sciences and industrial applications. We produce high‑performance, value‑added products designed to enhance our customers’ ability to store, transport, process and dispense their products.
Our Packaging group has been built through the acquisitions of several businesses offering dispensing, closure and flexible packaging solutions, including Rieke®, Affaba & Ferrari™, Taplast™, Rapak® and Aarts Packaging™, along with Intertech™ and Omega Plastics™, which provide life sciences–focused products. These operations are now aligned under the TriMas Packaging and TriMas Life Sciences brands within our Packaging segment.
Our product offerings include dispensing systems, such as foaming pumps, lotion, hand soap and sanitizer pumps, beverage dispensers, perfume sprayers and trigger sprayers, along with polymeric and steel caps and closures, including food lids, flip‑top closures, child‑resistant caps, drum and pail closures, and flexible spouts. We also manufacture polymeric jar products and fully integrated dispensers for fill‑ready, flexible bag‑in‑box applications. In addition, we produce airless dispensers for pharmaceutical applications, polymerase chain reaction (PCR) test kits for blood‑testing uses, components for vascular delivery and blood testing, and child‑resistant closures and containers as part of our expanding presence in the life sciences end markets.
We support our global customer base through a worldwide network of sales, manufacturing and distribution sites. With the capability to manufacture most products in North America, Europe and Asia, we align production locations with customer needs, timing, cost and available capacity. Most of our facilities operate advanced injection‑molding and automated, high‑speed assembly equipment for precision‑engineered dispensing and closure components. Our customers, including large consumer products companies, often prefer supply and manufacturing within their primary geographic markets to support more efficient supply chains, reduce carbon footprint and enhance sustainability. We believe TriMas Packaging’s flexible, global footprint allows us to meet these requirements effectively while providing alternatives that help mitigate potential trade disruptions.
TriMas Packaging drives innovation through a focused approach to developing highly engineered, customer‑specific solutions across dispensing, closure and life sciences applications. We maintain a steady pipeline of new products and design enhancements aimed at improving performance, aesthetics and manufacturability, while advancing more sustainable alternatives that reduce material usage and support recyclability. A significant portion of our products are custom‑designed and engineered to meet customer‑specific technical, branding and sustainability requirements, helping distinguish their products in the marketplace. Customization of specialty caps, closures and dispensers, including unique colors, sizes, branding elements and performance features, can help drive customer loyalty. Our innovation efforts include proprietary technologies and processes across a range of dispensing systems, closures and medical components. TriMas Packaging also continues to build a strong intellectual property portfolio, with numerous issued patents each year and additional patent applications pending.

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
TriMas Packaging’s end customers span a broad range of markets, including consumer packaged goods, personal care, beauty and cosmetic, medical, pharmaceutical, nutraceutical, food and beverage, industrial, agricultural, chemical, and cleaning and sanitary supply companies. We also supply products for applications used by warehouse clubs, e‑retailers and quick‑service restaurants. Our products may be sold directly to end customers or provided through filling and packaging intermediaries when specified by the end customer.
TriMas Packaging has manufacturing and support facilities in the United States, Mexico, Brazil, the United Kingdom, the Netherlands, Germany, Italy, Slovakia, China, India, Vietnam and Australia.
Competition
TriMas Packaging has a broad range of products in closure, dispensing and flexible packaging systems, and therefore has various competitors in each of our product offerings. We do not believe that there is a single competitor that matches our entire product offering. Depending on the product and customers served, our competitors include Amcor, Aptar, Bericap, Greif, Mold-Rite, Phoenix Closures, Silgan, Technocraft and other smaller private companies located in Asia.
Specialty Products (17% of 2025 net sales)
At the start of 2025, our Specialty Products segment included the Norris Cylinder and Arrow Engine businesses. On January 31, 2025, we closed the previously announced divestiture of the Arrow Engine business, marking our exit from direct participation in the oil and gas end market.
TriMas' Norris Cylinder business is a leading designer, manufacturer and distributor of highly-engineered, large, intermediate and small-sized, high and low-pressure Type 1 steel cylinders used in the transportation, storage and dispensing of packaged and compressed gases. Norris Cylinder's large, high-pressure seamless cylinders are used primarily for shipping, storing and dispensing oxygen, nitrogen, argon, helium and other compressed gases serving industrial, health care and defense end markets. In addition, Norris Cylinder offers a complete line of steel cylinders for containing and dispensing acetylene gas used in the heating, ventilation and air conditioning (HVAC) and construction end markets. Norris Cylinder's products meet the rigorous standards required by the U.S. Department of Transportation (DOT) or International Standards Organization (ISO), which certifies a cylinder's adequacy to perform in specific applications.
With more than 70 years of experience, Norris Cylinder is one of the world's largest manufacturers of high- and low-pressure forged steel cylinders, and the only manufacturer of forged Type 1 steel cylinders that remains in the United States. In 2021, Norris Cylinder became an official "Made in the USA" designated manufacturer, which we believe allows Norris to locally address customers' needs, while maintaining more control over lead times and quality. We believe that Norris has a reputation for high-quality cylinders used in a variety of applications, including industrial gas, welding and cutting, government, medical, laboratories, food and beverage technology, breathing air, fire protection and aviation.
Our Norris Cylinder business has locations in Longview, Texas, and Huntsville, Alabama, which have numerous hot and cold forging and metalworking pieces of equipment and processes. While there are other manufacturers of steel cylinders globally, the installation of Type 1 steel cylinder manufacturing processes and adding new capacity is a lengthy and costly investment.
Marketing, Customers and Distribution
The customers of our Specialty Products segment operate in the broader industrial end markets, including manufacturing, construction and welding, fire suppression and oxygen applications. Given the wide range of applications for many of our products, we rely upon a combination of a direct sales force and an established network of distributors familiar with the end-users. Our primary customers include industrial gas producers and distributors, welding equipment distributors, equipment manufacturers and the Department of Defense.
Our Specialty Products manufacturing facilities are in the United States.

Competition
Norris Cylinder's competitors include Beijing Tianhai Industry Co., ENK Co., Everest Kanto Cylinder, Faber, MAT S/A Gas Cylinders and Zhejiang Jindun Pressure Vessel Co., which are all non-U.S. companies, among others. Norris Cylinder is the only remaining high-pressure, Type 1 forged steel cylinder manufacturer in the United States.
Aerospace
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
We provide products for commercial and regional jets, business jets, helicopters, and general aviation, as well as military, defense and space applications and platforms with sales to OEMs, supply chain distributors, maintenance, repair and overhaul (MRO) and aftermarket providers, and Tier One suppliers. Our customer-specified and/or qualified products are used in the production of significant long-term aircraft programs, including most Boeing and Airbus commercial jetliner programs.
We believe our brands are well established and recognized in their markets. Our brands are long-term, certified suppliers of aerospace original equipment manufacturers ("OEMs") or Tier One suppliers, and have been serving the aerospace industry for decades. Our Aerospace brands include Monogram Aerospace Fasteners®, Allfast® Fastening Systems, Mac Fasteners™, RSA Engineered Products™, Weldmac Manufacturing Company™, Martinic Engineering™ and TFI Aerospace™, all of which make up the TriMas Aerospace™ group. In February 2025, we announced the completion of the acquisition of the aerospace business of GMT Gummi-Metall-Technik GmbH (which is now known as "TriMas Aerospace Germany"), a leading developer and manufacturer of tie-rods and rubber-metal anti-vibration products for both commercial and military aerospace applications.
On November 4, 2025, we entered into the Purchase Agreement with the Purchaser to sell TriMas Aerospace. The purchase price for the sale of TriMas Aerospace consists of approximately $1.45 billion in cash, subject to customary adjustments. The sale is expected to close in the first quarter of 2026, subject to the satisfaction or waiver of customary and other closing conditions. As a result, the financial results of our Aerospace segment are presented as assets held for sale for all periods presented in the financial statements included in this Annual Report on Form 10-K.
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
TriMas Aerospace's manufacturing facilities are located in the United States, Canada and Germany. Given the nature of the components TriMas Aerospace manufactures, it can ship products efficiently to Europe, South America and Asia.
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

TriMas' Acquisition Strategy
Strategic acquisitions are a core component of TriMas’ long-term growth strategy and a key lever to complement our organic growth initiatives. With a strong free cash flow profile and a relatively low level of debt, we believe TriMas is well-positioned to consistently pursue acquisitions as part of our disciplined capital allocation approach. If the planned sale of TriMas Aerospace is consummated, we expect to receive approximately $1.2 billion in net after-tax cash proceeds. A portion of these proceeds is expected to be deployed toward strategic acquisitions, and we have established a Strategic Investment Committee to rigorously evaluate potential acquisition opportunities, along with other uses of capital, to ensure alignment with our long-term objectives. We expect TriMas' acquisition priorities to be centered on further expanding our presence in attractive, higher-growth, higher-margin end markets within our Packaging platform, including life sciences. We typically target businesses and product lines that enhance and elevate our existing offerings, broaden our customer base, strengthen our geographic footprint and unlock scale and cost efficiencies. We believe a disciplined approach to portfolio management will continue to strengthen our competitive position and support sustainable, long-term value creation as we deploy capital thoughtfully and strategically.
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
Polypropylene and polyethylene are generally commodity resins with multiple suppliers capable of providing product globally. Steel is purchased primarily from steel mills and service centers, and on a more localized basis. Changing global dynamics for steel may continue to present challenges in supply or pricing for our business.
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
Human Capital Resources
As of December 31, 2025, including our Aerospace business, we employed approximately 3,700 people, of which 41% were located outside the United States. We have one facility, located in Commerce, California, where our hourly employees operate under a collective bargaining agreement, and which represents 13% of our U.S. employees. We have six facilities outside of the United States where our employees are affiliated with work councils, which covers 13% of our non-U.S. employees.
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
Commitment to Safety
The health and safety of our employees, contractors and others who conduct business on our behalf is a fundamental priority for TriMas and integral to the way we operate. Our commitment to safety is driven by leadership and reinforced throughout the organization, and it is formally articulated in our Environmental, Health & Safety (EHS) Policy, which establishes clear standards and expectations across our operations. We believe that maintaining a safe and secure workplace is essential to operational excellence and long-term success. TriMas is committed to providing a safe and healthy workplace and to complying with all applicable safety and health laws, regulations and internal requirements. We actively engage employees in our health and safety efforts by identifying opportunities to reduce risk, improve safety performance, and strengthen our safety culture. This includes providing regular training and maintaining comprehensive safety programs focused on hazard identification, risk mitigation, and the prevention of workplace injuries.

Employee Engagement
At TriMas, a commitment to continuous improvement is a core value and a critical driver of our long-term success. We promote a culture of employee engagement and operational excellence by leveraging continuous improvement principles, including Kaizen, to drive performance and accountability across the organization. We value employee feedback as an essential input to improving our workplace and business results. For the past five years, we have conducted global employee engagement surveys to better understand employee perspectives and identify opportunities for improvement. Building on this feedback, leaders and managers actively engage with their teams to discuss results, develop action plans and track progress. Through these ongoing efforts, we continue to strengthen engagement, enhance performance and foster a culture of continuous improvement across TriMas.
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
Talent Development
We believe that a talented, engaged and dynamic workforce is essential to TriMas' long-term success. We seek to attract, develop and retain individuals who thrive in our culture and are aligned with our values: Safety First, Integrity, Accountability, Customer-focused, Teamwork, Results-driven and Continuous Improvement. Across our global footprint, our businesses strive to build robust talent pipelines through targeted recruitment efforts and structured onboarding programs designed to support new employees as they join the organization. We are committed to developing talent through a culture that enables employees to perform, grow and progress into leadership roles. We believe the organizational structure provides employees with a wide range of opportunities to build skills, pursue different career paths and advance their professional development.
We also maintain a strong focus on continuous improvement and operational excellence by fostering regular performance feedback and development discussions. Throughout the year, employees participate in goal alignment, performance, and career development conversations with their managers, including annual goal setting as well as mid‑year and year‑end performance and talent reviews. These discussions provide candid feedback on performance against objectives, identify strengths and development opportunities, and support ongoing growth and progression within the organization.
Seasonality
TriMas does not typically experience significant seasonal fluctuation, other than our fourth quarter, which in past years has tended to be the lowest net sales quarter of the year given holiday shutdowns by certain of our customers and other customers deferring capital spending to the following year.
Government Regulations
Environmental Matters
We are subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, and chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require obtaining and complying with environmental permits. The nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired, could potentially result in material environmental liabilities. For further information on our environmental liabilities, see Note 16, "Commitments and Contingencies," to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" within this Annual Report on Form 10-K.

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
Intangible Assets
Our identified intangible assets, consisting of customer relationships, trademarks and trade names, and technology, are recorded at $76.6 million at December 31, 2025, net of accumulated amortization. The valuation of each of the identified intangibles was performed using broadly accepted valuation methodologies and techniques.
Customer Relationships. We have developed and maintained stable, long-term selling relationships with customer groups for specific branded products and/or focused market product offerings within each of our businesses. Useful lives assigned to customer relationship intangibles range from five to 25 years and have been estimated using historic customer retention and turnover data. Other factors considered in evaluating estimated useful lives include the diverse nature of focused markets and products of which we have significant share, how customers in these markets make purchases and these customers' position in the supply chain. We also monitor and evaluate the impact of other evolving risks, including the threat of lower cost competitors and evolving technology.
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
Technology. We hold a number of United States and foreign patents, patent applications, and proprietary product and process-oriented technologies within all three of our reportable segments. We have, and will continue to dedicate technical resources toward the further development of our products and processes in order to maintain our competitive position in the industrial, commercial and consumer end markets that we serve. Estimated useful lives for our technology intangibles range from one to 30 years and are determined in part by any legal, regulatory or contractual provisions that limit useful life. For example, patent rights have a maximum limit of 20 years in the United States. Other factors considered include the expected use of the technology by the operating groups, the expected useful life of the product and/or product programs to which the technology relates, and the rate of technology adoption by the industry.

International Operations
On a continuing operations basis, of our net sales for the year ended December 31, 2025, 36.8% were derived from sales by our businesses located outside of the United States, and 47.6% of our long-lived assets as of December 31, 2025 were located outside of the United States. We operate manufacturing facilities in China, Germany, India, Italy, Mexico, the Netherlands, Slovakia, the United Kingdom and Vietnam, in addition to our U.S. operations. In addition to the net sales derived from sales by our businesses located outside of the United States, we also generated $12.9 million of export sales from the United States.
Available Information
We routinely use our corporate website, www.trimas.com, as a channel for the public dissemination of important company information, including press releases, investor presentations, links to our businesses’ websites and information related to our commitment to sustainability, as reflected in our Sustainability Reports. Our website also provides access to financial and investor‑related information. We make available, free of charge, copies of our annual, quarterly and current reports on Forms 10‑K, 10‑Q and 8‑K, along with proxy statements and any amendments to such reports, as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the SEC. These materials are accessible through the Investors section of our website. The SEC also maintains a website at www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content of any website referenced in this Annual Report on Form 10‑K is not incorporated by reference into this Annual Report on Form 10‑K unless expressly noted.

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
Our financial performance depends, in large part, on conditions in the markets that we serve in both the U.S. and globally. In the past, our operations have been exposed to volatility due to changes in general economic conditions or consumer preferences, recessions or adverse conditions in the markets we serve, including the impact of global pandemics and international conflicts. We are exposed to highly cyclical end markets for industrial goods, and to a lesser extent, consumer products. An uncertain macro-economic and political climate could lead to reduced demand from our customers, variations in timing of sales to our customers, increased price competition for our products, increased risk of excess and obsolete inventories, uncollectible receivables, and higher overhead costs as a percentage of revenue, all of which could impact our operating margins. If our customers are adversely affected by these factors, we may experience lower product volume orders, which could have an unfavorable impact on our revenue and operating profit. For example, through 2023, demand for dispensing and closure products within our Packaging segment fell as a result of some of our larger customers' choices to rebalance on-hand inventory levels and caution in purchasing behaviors given the inflationary macro-economic environment at the time. As a more recent example, following a period of strong demand of our cylinder products and inventory builds from customers, we witnessed a period of customer inventory destocking, which negatively impacted demand for our cylinder products in 2024 and 2025. These are a few recent examples indicating that our ability to accurately forecast the level of our customers’ orders is limited and can result in inefficiencies in scheduling our installed manufacturing capacity and result in sub-optimal business and financial results.
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
We are sensitive to price movements and availability of our raw materials supply. Our largest raw material purchases are for resins (such as polypropylene and polyethylene), steel, aluminum, and other oil and metal-based purchased components, each of which have experienced recent cost volatility. Prices for these products, along with costs for transportation and energy, fluctuate with market conditions, and have generally increased over time. For example, we have experienced, and expect to continue to experience, the impact of cost inflationary pressure on raw materials, wage rates and freight. Pressure on wage rates continued through 2025 across all our businesses. For 2024, while our material and other input costs stabilized compared to 2023 levels, we experienced increased input costs associated with abrupt increases in customer demand, primarily in our Packaging segment. Although we have generally been able to recover certain costs increases, we may be unable to offset the impact of future cost increases with price increases on a timely basis due to outstanding commitments to our customers, competitive considerations or our customers’ resistance to accepting such price increases and our financial performance could be adversely impacted. A failure by our suppliers to continue to supply us with certain raw materials, component parts, or at all, could have a material adverse effect on us. To the extent there are energy supply disruptions or material fluctuations in energy costs, our margins could be materially adversely impacted.
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
At December 31, 2025, our goodwill and intangible assets were $376.8 million and represented 25.4% of our total assets. If we experience declines in sales and operating profit or do not meet our current and forecasted operating budget, we may be subject to goodwill and/or other intangible asset impairments in the future. While the fair value of our remaining goodwill exceeds its carrying value, significantly worse financial performance of our businesses, significantly different assumptions regarding future performance of our businesses or significant declines in our stock price could result in future impairment losses. Because of the significance of our goodwill and intangible assets, and based on the magnitude of historical impairment charges, any future impairment of these assets could have a material adverse effect on our financial results.

Our business may be exposed to risks associated with an increasingly concentrated customer base.
While no individual customer accounted for 10% or more of our consolidated net sales for 2025, 2024 or 2023, our customer base has become, and may further become, increasingly concentrated as a result of our strategy to focus on growing sales with existing customers in packaging end markets, or due to customer consolidations. In 2025, our Packaging segment and Specialty Products segment each had a customer that comprised 10% or more of its segment revenue. As a result of these factors, changes to or reductions in the buying patterns of these larger customers, including our customers diversifying their supply base, may expose our business and results of operations to greater volatility.
The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year, and have a significant impact on our financial condition, results of operations and cash flows. If customers do not place orders, or they substantially reduce, delay or cancel orders, we may not be able to replace the business, which may have a significant adverse impact on our results of operations and financial condition. For example, beginning late 2023 and continuing through early 2025, we experienced a significant demand trough in our cylinder business as our customers rebalanced their inventory and adjusted their buying patterns. Further, sales of our consumer and industrial packaging products decreased in 2023, which we believe was due to lower customer order activity given high customer stocking levels, as well as continuing uncertainty around consumer sentiment as a result of the inflationary environment. In addition, major customers may require that we localize manufacturing and supply capacity rather than sourcing from lower cost countries, or seek pricing, payment, intellectual property-related or other commercial terms that are less favorable to us, which may have a negative impact on our business. The concentration of our customer base also increases our risks related to the financial condition of our customers, and the deterioration in financial condition of customers or the failure of customers to perform their obligations could have a material adverse effect on our results of operations and cash flows.
We are dependent on our manufacturing facilities for the production of our highly-engineered products, which subjects us to risks associated with disruptions and changing technology and manufacturing techniques that could place us at a competitive disadvantage.
If our manufacturing facilities become unavailable either temporarily or permanently due to weather, earthquakes or other natural disasters related to global climate change, or geopolitical developments, including any potential impacts resulting from tensions between the United States and China, or logistical complications or operational disruptions arising from adverse regulatory actions, acts of war, cybersecurity incidents, public health crises or labor disruptions, we may be unable to shift production to other facilities or to make up for lost production. For example, one of our Specialty Products manufacturing facilities is located in Longview, Texas, an area known for significant precipitation and riverine flooding, and is thus vulnerable to damage. Any new facility would need to comply with the necessary regulatory requirements, satisfy our specialized manufacturing requirements and require specialized equipment. Even though we carry business interruption insurance policies, any business interruption losses could exceed the coverage available or be excluded from our insurance policies. Any disruption of our ability to operate our business could result in a material decrease in our revenues or significant additional costs to replace, repair or insure our assets, which could have a material adverse impact on our financial condition and results of operations.
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
We have operations outside of the United States. Of our net sales for the year ended December 31, 2025, 36.8% were derived from sales by our subsidiaries located outside of the United States. In addition, we may expand our international operations through internal growth or acquisitions. International operations, particularly sales to emerging markets and manufacturing in non-U.S. countries, are subject to risks that are not present within U.S. markets, which include, but are not limited to, the following:
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
Free trade laws and regulations provide certain duties and tariffs on qualifying imports and exports, subject to compliance with the applicable classification and other requirements. The United States government has altered its approach to international trade policy and, in some cases, indicated its intent to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. For example, in early 2025 the U.S. government announced baseline tariffs on products from all countries and additional individualized reciprocal tariffs on the countries with which the United States has the largest trade deficits, including China. Current and future tariffs, including any retaliatory tariffs imposed by other countries, or other potential governmental actions, could result in further adverse impacts on our business and results of operations. These tariffs, and other governmental actions relating to international trade agreements or policies, the adoption and expansion of trade restrictions, or the occurrence of trade wars may adversely impact demand for our products, costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, as a result, adversely impact our business. These tariffs and actions may, directly or indirectly, lead to higher costs and cause us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. The degree to which these changes in U.S. trade policies, or the trade policies of other countries, affect our financial condition and results of operations will be influenced by the specific details of the changes in trade policies, their timing and duration, and our effectiveness in deploying tools and strategies to address these issues. During 2025, we experienced higher input costs as a direct result of tariffs imposed on certain raw materials and components imported from China. In certain cases, we have passed-through these incremental costs to the customer, while in some cases we have not changed pricing to retain or expand volume, and in other cases we continue to work to install capacity in facilities where there currently is no tariff. In addition, certain of our U.S. suppliers raised prices for components in response to an overall increase in demand for domestic sources. There remains uncertainty regarding the scope and duration of these actions by the U.S. or foreign governments with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. Additional changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture or purchase products could have a material adverse effect on our business, financial condition and results of operations.
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
We continue to monitor and evaluate legislative developments related to the Global Anti-Base Erosion (“GloBE”) rules under the Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two framework. The Pillar Two rules establish a global minimum corporate tax rate of 15% for multinational enterprise groups with consolidated revenues of at least €750 million. OECD member countries may implement the Pillar Two model rules as issued, in a modified form, or not at all. In December 2022, European Union member states adopted a directive to implement Pillar Two, with the income inclusion rule generally effective for fiscal years beginning on or after December 31, 2023, and the undertaxed profits rule effective in subsequent periods. A number of other jurisdictions have enacted, or are in the process of enacting, legislation implementing aspects of the Pillar Two framework. While the Pillar Two legislation did not have a material impact on our consolidated financial statements for the year ended December 31, 2025, it could have a material impact on our effective tax rate and result in increased cash tax liabilities in future periods, depending on the jurisdictions in which we operate and the manner in which such rules are implemented. We continue to assess the impact as guidance evolves, especially the newly side-by-side rules which were published by the OECD in January 2026.

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
In addition, our former Lamons business is a named party to lawsuits related to asbestos contained in gaskets alleged to be formerly manufactured by it or its predecessors. While we sold the Lamons business in December 2019, we retained the asbestos-related liability exposure. Some of this litigation includes claims for punitive and consequential, as well as compensatory damages. We are not able to predict the outcome of these matters given that, among other things, claims may be initially made in jurisdictions without specifying the amount sought or by simply stating the minimum or maximum permissible monetary relief, and may be amended to alter the amount sought. Of the 5,080 claims pending at December 31, 2025, 33 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). See Note 16, "Commitments and Contingencies," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K for additional information.

Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed more than 30 years ago, have been $14.4 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Our primary insurance exhausted in November 2018, and we were solely responsible for defense costs and indemnity payments prior to the commencement of coverage under this agreement. During second quarter 2025, we reached the threshold of qualified future settlements required to commence excess carrier insurance coverage under the coverage-in-place agreement. In the event the asbestos defense costs and indemnity insurance coverage provided by the coverage-in-place agreement are unavailable to us for any reason, we may incur additional costs. We also may be required to incur additional defense costs and pay damage awards or settlements, or become subject to equitable remedies, in the future that could adversely affect our businesses.
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
As of December 31, 2025, we have $469.2 million of outstanding long-term debt. We are subject to variable interest rates on our revolving credit facility. Such interest rates are subject to benchmark interest rates based on the currency denomination of borrowings, with British pound sterling borrowings subject to the Sterling Overnight Index Average, Euro borrowings subject to the Euro InterBank Offered Rate and U.S. dollar borrowings subject to the Secured Overnight Financing Rate, each plus a spread that ranges from 1.375% to 2.00% based upon the leverage ratio, as defined, as of the most recent determination date. We may experience increases in our interest expense as a result of general increases in interest rate levels. In addition, we could be further impacted by changes in variable interest rates. Our reference rates under our revolving credit facility may perform differently from historical rates, which may affect our net interest expense and require changes to our future risk, pricing and hedging strategies. We had $72.8 million outstanding under our revolving credit facility as of December 31, 2025.

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
We lease many of our manufacturing and distribution branch facilities, and certain capital equipment. Our rental expense in 2025 under these leases was $12.2 million. A failure to pay our rental obligations would constitute a default allowing the applicable landlord to pursue any remedy available to it under applicable law, which would include taking possession of our property and, in the case of real property, evicting us. The majority of our leases are categorized as operating leases and are not considered indebtedness for purposes of our debt instruments.

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
As of December 31, 2025, we have six facilities outside of the United States where our employees are affiliated with state-controlled or trade unions, which covers 13% of our non-U.S. employees. We are not aware of any present active union organizing drives at any of our other facilities. We cannot predict the impact of any further unionization of our workplace.
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
Risks Related to the Planned Sale of TriMas Aerospace
The planned sale of TriMas Aerospace may not occur at all or may not occur in the expected time frame, which may negatively affect the trading price of our common stock and our future business and financial results.
Completion of the planned sale of TriMas Aerospace is subject to the satisfaction or waiver of customary and other closing conditions. The sale is not assured and is subject to risks and uncertainties, including the risk that the necessary regulatory approvals will not be obtained or that other closing conditions will not be satisfied. We cannot predict whether and when such approvals will be received, or such conditions will be satisfied. The Purchase Agreement includes customary termination rights for both the Company and the Purchaser, including the right of either party to terminate the agreement if the planned sale of TriMas Aerospace has not been consummated within six months following the execution date of the Purchase Agreement (the “Outside Date”). The Outside Date may be extended by either party by an additional three-month period under certain conditions. If the planned sale of TriMas Aerospace is not completed, or if there are significant delays in completing the planned sale, it may negatively affect the trading price of our common stock and our future business and financial results.
We may be unable to achieve some or all of the benefits that we expect to achieve from the planned sale of TriMas Aerospace.
Although we believe that selling TriMas Aerospace will provide financial, operational, managerial and other benefits to us and our shareholders, the planned sale may not provide such results on the scope or scale we anticipate, and we may not realize the assumed benefits of the sale. In addition, we will incur one-time costs in connection with the sale that may exceed our estimates and negate some of the benefits we expect to achieve. If we do not realize these assumed benefits, we could suffer a material adverse effect on our financial condition.

Our choices about the use of anticipated net proceeds from the sale of TriMas Aerospace may not be effective.
If the planned sale of TriMas Aerospace is consummated, we expect to receive net after-tax cash proceeds of approximately $1.2 billion. We plan to use a portion of the anticipated net proceeds from the sale of TriMas Aerospace for acquisitions, and we have established the Strategic Investment Committee (the “Committee”) to evaluate potential acquisitions and additional options for the use of proceeds. Attractive strategic transaction opportunities may not be identified, and we may be unable to accomplish our strategic objectives in effecting a particular strategic transaction. While we will have broad discretion in the application of the net proceeds from the planned sale of TriMas Aerospace, we may not be able to recognize the benefits of and effectively deploy such net proceeds and our planned use of proceeds may not yield a significant return or any return at all for our shareholders. In addition, pending their use, we may invest the net proceeds from the planned sale of TriMas Aerospace in a manner that does not produce income or that loses value. Our ability to use of net proceeds from the planned sale of TriMas Aerospace is also limited by covenants in our debt instruments. For example, the indenture governing our senior notes includes certain requirements regarding the use of net proceeds from asset sale transactions. If we cannot effectively deploy the anticipated net proceeds from the planned sale of TriMas Aerospace, it may negatively affect the trading price of our common stock and our future business and financial results.

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
In addition to applying security controls to prevent unauthorized access to sensitive information and protecting the Company's information systems and networks from exploitation by outsiders, we also deploy cybersecurity training courses to all employees at least annually, maintain an incident response plan, establish cybersecurity contingency plans and conduct phishing testing on a quarterly basis.
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

Our Chief Information Officer ("CIO") is responsible for assessing and managing material risks from cybersecurity threats, including monitoring the prevention, detection, mitigation and remediation of cybersecurity incidents. Our CIO has 20-plus years of experience in the cybersecurity industry. Our CIO is informed of such incidents through the Infrastructure and Security Team. Our CIO reports directly to the Company's Chief Financial Officer (“CFO”) and reports information on these risks and incidents to the Board and the Audit Committee. Additionally, our CIO meets monthly with TriMas Senior Leadership in the Security Incident Management and Mitigation meetings.
Item 2.    Properties
Our principal manufacturing facilities range in size from approximately 10,000 square feet to approximately 255,000 square feet. Except as set forth in the table below, all of our manufacturing facilities are owned. The leases for our manufacturing facilities have terms that expire from 2026 through 2033 and are generally renewable, at our option, for various terms, provided that we are not in default under the lease agreements. Substantially all of our owned U.S. real properties are subject to liens in connection with our credit facility. TriMas' corporate executive office is located in Bloomfield Hills, Michigan, which is leased through June 2033. Our buildings have been generally well maintained, are in good operating condition and are adequate for current production requirements.
The following list sets forth the location of our principal owned and leased manufacturing and other facilities used in continuing operations and identifies the principal segment utilizing such facilities as of December 31, 2025:

	Packaging	Specialty Products
United States:
Alabama		Huntsville
Arkansas	Atkins(1)
Colorado	Denver(1)
Illinois	Woodridge(1)
Indiana	Auburn Hamilton(1) Indianapolis(1)
Michigan	Clinton Township(1)
Ohio	New Albany(1)
Texas		Longview

International:
Brazil	Sao Paulo(1)
China	Haining City(1)
Germany	Neunkirchen
India	Baddi New Delhi(1)
Italy	Borgo San Giovanni(1) Forli Pieve Fissiraga(1) Povolaro
Mexico	San Miguel de Allende(1)
Netherlands	Waalwijk(1)
Slovakia	Levice(1)
United Kingdom	Leicester
Vietnam	Tan Uyen(1)
______________________
(1)Represents a leased facility. All such leases are operating leases.

Item 3.    Legal Proceedings
See Note 16, "Commitments and Contingencies" included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
Item 4.    Mine Safety Disclosures
Not applicable.
Supplementary Item. Information about our Executive Officers
As of December 31, 2025, the following were executive officers of the Company:

Thomas J. Snyder. Mr. Snyder, age 59, has served as President, Chief Executive Officer and Director of TriMas since June 2025. Prior to joining TriMas, he spent nearly two decades in senior leadership roles at Silgan Containers LLC. From October 2007 to June 2025, he served as President of Silgan Containers. Before that, he held the roles of Executive Vice President from July 2006 to October 2007, and Vice President, Sales and Marketing, from July 2002 to July 2006. Earlier in his career, Mr. Snyder held positions of increasing responsibility within Silgan Containers, including Director of Sales, National Account Manager, Materials Application Engineer and various operations management roles. He has more than 35 years of experience in the global packaging industry. Mr. Snyder has extensive knowledge and expertise in executive leadership, global manufacturing and operations, strategic and operational planning, customer relationship management, restructuring and acquisitions.
Paul A. Swart. Mr. Swart, age 50, was appointed the Company’s Chief Financial Officer in December 2025. Mr. Swart has more than 25 years of strategic leadership and accounting and financial oversight experience. From 2023 to 2025, Mr. Swart served in the roles of Senior Vice President of Finance and Chief Accounting Officer at RealTruck, a privately held manufacturer and online retailer of aftermarket truck parts and accessories. From 2003 to 2023, Mr. Swart spent 20 years at TriMas in roles of increasing responsibility, including Vice President of Business Planning, Controller, and Chief Accounting Officer. Earlier in his career, Mr. Swart was Manager of Assurance and Advisory Business Services at Ernst & Young LLP.
Jill S. Stress. Ms. Stress, age 48, was appointed the Company's Chief Human Resources Officer in April 2023. Ms. Stress joined the Company in 2009, and was formerly the Company's Director of Compensation and Benefits. Prior to joining the Company, Ms. Stress was the Manager of Benefits, Compensation and Human Resources Systems at Behr America.
Jodi F. Robin. Ms. Robin, age 45, was appointed the Company's General Counsel and Secretary in April 2021. Ms. Robin joined the Company in 2010 as Associate General Counsel and was promoted to Deputy General Counsel in 2014. Prior to joining the Company, Ms. Robin was an attorney with Reed Smith LLP in Chicago, Illinois.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.01 per share, is listed for trading on the NASDAQ Global Select Market under the symbol "TRS." As of February 19, 2026, there were 121 holders of record of our common stock.
In 2021, our Board of Directors declared the first dividend since our initial public offering in 2007. Since the fourth quarter of 2021, we have declared dividends of $0.04 per share of common stock each quarter, and total dividends declared and paid on common shares during 2025, 2024 and 2023 were $6.6 million, $6.6 million and $6.7 million, respectively. Holders of common stock are entitled to dividends at the discretion of our Board of Directors.
See the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 19 to the Company's financial statements captioned "Earnings (Loss) per Share," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2020 through December 31, 2025, for TriMas common stock, the Russell 2000 Index and the S&P SmallCap 600 Capped Industrials Index. We have assumed that dividends have been reinvested and returns have been weighted-averaged based on market capitalization. The graph assumes that $100 was invested on December 31, 2020, in each of TriMas common stock, the stocks comprising the Russell 2000 Index and the stocks comprising the S&P SmallCap 600 Capped Industrials Index.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
Dec - 20
Dec - 21
Dec -22
Dec -23
Dec -24
Dec -25
TriMas
Russell 2000
S&P SmallCap 600 Capped Industrials

Issuer Purchases of Equity Securities
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
October 1, 2025 to October 31, 2025	—	$—	—	$65.4
November 1, 2025 to November 30, 2025	1,377,578	$32.80	1,377,578	$104.8
December 1, 2025 to December 31, 2025	1,641,068	$34.05	1,641,068	$48.9
Total	3,018,646	$33.48	3,018,646	$48.9
__________________________
(1)     In November 2025, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $150 million in the aggregate, adding to the $65.4 million remaining under the previous authorization. The previous authorization, approved in March 2020, authorized up to $250 million of purchases in the aggregate of its common stock. Pursuant to this share repurchase program, during the three months ended December 31, 2025, the Company repurchased 3,018,646 shares of its common stock at a cost of $101.1 million. The share repurchase program is effective and has no expiration date. See Note 24, "Subsequent Events," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K for an update on the Company's authorization.
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
Introduction
TriMas designs, develops and manufactures a diverse set of products primarily for the consumer products and industrial markets through its TriMas Packaging and Specialty Products groups. Our wide range of innovative products are designed and engineered to solve application-specific challenges that our customers face. We believe our businesses share important and distinguishing characteristics, including: innovative product technologies and features; a high-degree of customer approved processes and qualifications; established distribution networks; modest capital investment requirements; strong cash flow conversion and long-term growth opportunities. While the majority of our revenue is in the United States, we manufacture and supply products globally to a wide range of companies. We are principally engaged in two reportable segments: Packaging and Specialty Products.
On November 4, 2025, we entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Takeoff Buyer, Inc. (the “Purchaser”), an affiliate of Tinicum L.P. and funds managed by Blackstone, Inc., to sell TriMas Aerospace. The purchase price for the sale of TriMas Aerospace consists of approximately $1.45 billion in cash, subject to customary adjustments. The sale of TriMas Aerospace is expected to close in the first quarter of 2026, subject to the satisfaction or waiver of customary and other closing conditions. The financial results of our Aerospace business were previously reported within our Aerospace reportable segment, and are presented as assets held for sale in our consolidated balance sheet and as discontinued operations in our consolidated statement of income for all periods presented in the financial statements.
Key Factors Affecting Our Reported Results
Demand for the products our businesses produce and results of operations depend upon general economic conditions. We serve customers in industries that are highly competitive and that may be significantly impacted by changes in economic or geopolitical conditions.
Our results of operations have been materially impacted over the past few years by macro-economic factors, most recently by cost inflation (raw materials, wage rates and freight) and a lack of material, and in certain regions, skilled labor availability. Additionally, during 2025, the U.S. government altered its approach to international trade policy and announced baseline tariffs on products from all countries and additional individualized reciprocal tariffs on the countries with which the United States has the largest trade deficits, including China. This change in international trade policy has also created uncertainty with respect to future tariffs, including any retaliatory tariffs imposed by other countries, or other potential governmental actions. These factors have affected each of our businesses and how we operate, albeit in different ways and magnitudes. The current tariffs, predominately those imposed on China-based imports, have increased the costs of certain products sourced from non-U.S. countries.
Sales of certain of our products for industrial applications, for example steel cylinders for packaged gas applications, have experienced volatility in demand related to customers securing high order rates in prior periods, only to enter a period of destocking in more recent periods. This significant level of volatility in demand levels, input and transportation costs, and material and labor availability, have pressured our ability to operate efficiently in recent periods. While some areas of demand volatility and softness remain, such as in our our Norris Cylinder business within our Specialty Products segment, we have experienced more steady and consistent demand in our Packaging segment.
Overall, 2025 net sales increased $14.9 million, or 2.4%, compared to 2024. We experienced organic growth of 4.1% within our Packaging segment compared to 2024. The increase was partially offset by lower sales of 7.0% in our Specialty Products segment as compared to the prior year, as higher sales of steel cylinders more than offset the lost sales due to the divestiture of our Arrow Engine business in January 2025. Our overall sales increase included $2.2 million of currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of a weakening U.S. dollar relative to foreign currencies.

The most significant drivers affecting our financial results in 2025 compared with 2024, other than as directly impacted by sales changes, were the impact of the divestiture of our Arrow Engine business, our recognition of a net benefit to recognize our asbestos insurance recovery asset and update our liability to our recent actuarial valuation, realignment costs related to actions to reorganize our corporate office, charges associated with environmental remediation liabilities, the refinancing of our existing Credit Agreement ("Credit Agreement"), the year-over-year impact of accelerated depreciation charges in 2024 related to shortening the useful lives of certain machinery and equipment in our Specialty Products segment, and a decrease in our effective tax rate.
On January 31, 2025, we completed the sale of our Arrow Engine business within the Specialty Products segment for net cash proceeds of $21.0 million. As a result, we recorded a pre-tax gain of $5.4 million for the year ended December 31, 2025.
In third quarter 2025, we commissioned our actuary to update our asbestos study, and upon completion we recorded a pre-tax charge of $8.0 million. In the fourth quarter 2025, we reassessed the facts and circumstances surrounding the CIP agreement with the consortium of insurance companies and deemed the realization of the claim for loss recovery probable. We estimated the loss recovery of indemnity and defense costs under the CIP agreement, and recognized an insurance recovery asset of $35.8 million, which was commensurate with the assumptions used to calculate the asbestos liability. See Note 16, "Commitments and Contingencies," to our consolidated financial statements attached herein with this Form 10-K.
During 2025, we recorded $5.2 million of realignment costs related to actions to reorganize our corporate office, primarily for severance and consulting costs, including $1.5 million of non-cash compensation expense.
During 2025 we recorded pre-tax charges of $6.5 million for environmental remediation for waste sites in which we had been named a potential responsible party. In 2024, we recorded pre-tax charges of $3.2 million for similar environmental matters.
In March 2025, we amended our Credit Agreement to extend the maturity date through March 31, 2030. We incurred fees and expenses of $1.3 million related to the amendment, all of which was capitalized as debt issuance costs.
In 2024, following a strategic demand and profitability study of our cylinders products within our Specialty Products segment, we ceased use of our second hot forge, which primarily produced lower profitability products, resulting in pre-tax non-cash charges related to accelerated depreciation expense of $8.2 million due to the shortening of the assets expected useful lives.
Our effective tax rate for 2025 and 2024 was (198.1)%, and 53.3%, respectively. The decrease in effective tax rate for 2025 as compared to 2024 is primarily as a result of us recognizing a $53.9 million tax benefit in 2025 related to the tax-basis versus book-basis difference in our Aerospace business. Otherwise, the remaining difference is due to a change in the mix of domestic and foreign pre-tax results.
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

We are sensitive to price movements and availability of our raw materials supply. Our largest raw material purchases are for polypropylene, polyethylene, steel, aluminum, and other oil and metal-based purchased components, the costs for each of which are subject to volatility. There has also been volatility in certain of our input costs as a direct and indirect result of foreign trade policy, where tariffs on certain of our commodity-based products sourced from Asia have been instituted.
In addition, in 2025, the U.S. government announced baseline tariffs on products from all countries and additional individualized reciprocal tariffs on the countries with which the United States has the largest trade deficits, including China. We will continue to take actions to mitigate such increases, including implementing commercial pricing adjustments, holding extra inventories, resourcing to alternate suppliers and insourcing of previously sourced products. Although we believe we are generally able to mitigate the impact of higher commodity costs over time, we may experience additional material costs and disruptions in supply in the future and may not be able to pass along higher costs to our customers in the form of price increases or otherwise mitigate the impacts to our operating results.
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
Each year our businesses target continuous improvement initiatives in an effort to reduce, or otherwise offset, the impact of increased input and conversion costs through increased throughput and yield rates, with a goal of at least covering inflationary and market cost increases. In addition, we continuously review our operating cost structures to ensure alignment with current market demand.
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In November 2025, our Board of Directors authorized us to increase the purchase of our common stock up to $150 million in the aggregate, adding to the $65.4 million remaining under the previous authorization. During 2025, 2024 and 2023, we purchased 3,124,866, 771,067 and 680,594 shares of outstanding common stock for $103.3 million, $19.3 million and $18.8 million, respectively. As of December 31, 2025, we had $48.9 million remaining under the repurchase authorization. See Note 24, "Subsequent Events," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K for an update on our authorization.
In addition, in 2025, we declared quarterly dividends of $0.04 per share of common stock, aggregating to dividends declared and paid on common shares during 2025 of $6.6 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, as well as dividends, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments (dollars in thousands):

	Year ended December 31,
	2025	As a Percentage of Net Sales	2024	As a Percentage of Net Sales	2023	As a Percentage of Net Sales
Net Sales
Packaging	$535,540	82.9%	$512,320	81.2%	$463,600	71.1%
Specialty Products	110,180	17.1%	118,480	18.8%	188,550	28.9%
Total	$645,720	100.0%	$630,800	100.0%	$652,150	100.0%
Gross Profit
Packaging	$127,430	23.8%	$123,650	24.1%	$109,040	23.5%
Specialty Products	10,730	9.7%	5,890	5.0%	44,260	23.5%
Total	$138,160	21.4%	$129,540	20.5%	$153,300	23.5%
Selling, General and Administrative
Packaging	$58,800	11.0%	$56,410	11.0%	$48,760	10.5%
Specialty Products	6,330	5.7%	7,790	6.6%	7,830	4.2%
Corporate expenses	64,180	N/A	45,450	N/A	45,870	N/A
Total	$129,310	20.0%	$109,650	17.4%	$102,460	15.7%
Operating Profit (Loss)
Packaging	$68,140	12.7%	$68,120	13.3%	$60,130	13.0%
Specialty Products	4,190	3.8%	(1,990)	(1.7)%	36,400	19.3%
Corporate	(31,030)	N/A	(50,960)	N/A	(45,870)	N/A
Total	$41,300	6.4%	$15,170	2.4%	$50,660	7.8%
Capital Expenditures
Packaging	$28,830	5.4%	$30,860	6.0%	$29,060	6.3%
Specialty Products	5,950	5.4%	7,100	6.0%	10,410	5.5%
Corporate	1,300	N/A	3,040	N/A	100	N/A
Total	$36,080	5.6%	$41,000	6.5%	$39,570	6.1%
Depreciation
Packaging	$28,090	5.2%	$27,730	5.4%	$27,740	6.0%
Specialty Products	3,010	2.7%	12,270	10.4%	3,720	2.0%
Corporate	430	N/A	220	N/A	130	N/A
Total	$31,530	4.9%	$40,220	6.4%	$31,590	4.8%
Amortization
Packaging	$6,680	1.2%	$6,520	1.3%	$6,430	1.4%
Specialty Products	—	—%	—	—%	410	0.2%
Corporate	—	N/A	—	N/A	—	N/A
Total	$6,680	1.0%	$6,520	1.0%	$6,840	1.0%
The following table summarizes detail on the year-over-year sales growth percentages for our reportable segments for the year ended December 31, 2025 as compared to the year ended December 31, 2024:

	Year to Date 2025 vs. Year to Date 2024
	Organic	Acquisitions	Divestitures	Foreign Exchange	Total
Consolidated TriMas Corporation	4.8%	—%	(2.8)%	0.4%	2.4%
Packaging	4.1%	—%	—%	0.4%	4.5%
Specialty Products	8.0%	—%	(15.0)%	—%	(7.0)%

The following "Results of Operations Year Ended December 31, 2025 Compared with Year Ended December 31, 2024" section presents an analysis of our consolidated operating results displayed in the Consolidated Statement of Income.
Year Ended December 31, 2025 Compared with Year Ended December 31, 2024
The principal factors impacting us during the year ended December 31, 2025, compared with the year ended December 31, 2024 were:
•Increases in demand for products within our Packaging and Specialty Products segments;
•The divestiture of our Arrow Engine business;
•The recognition of a net benefit to recognize our asbestos insurance recovery asset and update our liability;
•Increased costs, primarily related to consulting costs and costs associated with actions to reorganize the corporate office;
•Environmental remediation expenses related to waste sites in which we had been named a potential responsible party;
•The impact of our debt refinancing activities;
•The year-over-year impact of accelerated depreciation charges in 2024 related to shortening the useful lives of certain machinery and equipment in our Specialty Products segment; and
•The decrease in our effective tax rate in 2025 as compared with 2024.
Overall, net sales increased $14.9 million, or 2.4%, to $645.7 million in 2025, as compared to $630.8 million in 2024. Organic sales, excluding the impact of currency exchange and acquisitions, increased $30.5 million, or 4.8%, driven by organic sales increases of 4.1% and 8.0% within our Packaging and Specialty Products segments, respectively, due to end market demand improvements and growth initiatives. These increases were partially offset by the impact of the divestiture of our Arrow Engine business in our Specialty Products segment. In addition, net sales increased by $2.2 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening of the U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 21.4% and 20.5% in 2025 and 2024, respectively. Gross profit margin increased primarily due to higher sales levels in our Packaging segment, and the year-over-year impact of $8.2 million of accelerated depreciation charges for certain machinery and equipment within our Specialty Products segment. These improvements were partially offset by a $1.5 million write-off of certain inventory to the lower of cost or net realizable value and an increase of certain input costs in our Packaging segment and by the loss of sales related to the divestiture of our Arrow Engine business.
Operating profit margin (operating profit as a percentage of sales) approximated 6.4% and 2.4% in 2025 and 2024, respectively. Operating profit increased $26.1 million, to $41.3 million in 2025, as compared to $15.2 million in 2024, due to a $20 million decrease in net Corporate expenses, higher sales levels in our Packaging segment, and the year-over-year impact of $8.2 million of accelerated depreciation charges for certain machinery and equipment within our Specialty Products segment. These improvements were partially offset by a $1.5 million write-off of certain inventory to the lower of cost or net realizable value, an increase of certain input costs, and the impact of $1.2 million of net gains on sale of non-core properties in 2024 that did not repeat in our Packaging segment. Operating profit also decreased due to the loss of sales related to the divestiture of our Arrow Engine business in our Specialty Products segment and as a result of higher employee-related costs.
Interest expense decreased $1.5 million, to $18.0 million in 2025, as compared to $19.6 million in 2024, primarily due to a decrease in our interest rates on our revolving credit facility.
Other income increased $0.8 million to $1.0 million in 2025, from $0.2 million in 2024, as the impact of foreign currency translation was partially offset by increased pension expense.
The effective income tax rate for 2025 was (198.1)%, compared to 53.3% for 2024. We recorded an income tax benefit of $48.1 million in 2025, as compared to an income tax benefit of $2.2 million in 2024. During 2025, we reported domestic and foreign pre-tax income (loss) of $(7.6) million and $31.9 million, respectively, as compared to domestic and foreign pre-tax income (loss) of $(31.2) million and $27.0 million, respectively, in 2024. Our 2025 tax benefit is higher as a result of recognizing a $53.9 million tax benefit related to the tax-basis versus book-basis difference in our Aerospace business. Otherwise, the remaining difference is due to a change in the mix of domestic and foreign pre-tax results.

Income (loss) from continuing operations increased $74.3 million to income of $72.3 million in 2025, compared to a loss of $2.0 million in 2024. This increase was primarily a result of an increase in operating profit of $26.1 million, an increase in income tax benefit of $45.8 million, a $1.5 million decrease in interest expense, and a $0.8 million increase in other income.
See below for a discussion of operating results by segment.
Packaging.  Net sales increased $23.2 million, or 4.5% (of which 4.1% was organic and 0.4% was foreign currency exchange), to $535.5 million in 2025, as compared to $512.3 million in 2024. Sales of dispensing products used primarily for beauty, personal care and home care applications increased by $25.4 million. Sales of products used in life sciences markets increased by $7.7 million, sales of products used for industrial applications increased by $3.0 million, and sales of other consumer goods products increased by $7.2 million. These increases were partially offset by the decrease in sales of products used in food and beverage applications of $22.2 million. Net sales increased by $2.2 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies, as compared to 2024.
Packaging's gross profit increased $3.8 million to $127.4 million, or 23.8% of sales, in 2025, as compared to $123.7 million, or 24.1% of sales, in 2024, due to higher sales levels as well as the favorable impact of prior year operational improvement actions. Although gross profit increased, gross profit margin decreased primarily due to increased input costs including higher tariffs and a $1.5 million write-off of certain inventory to the lower of cost or net realizable value.
Packaging's selling, general and administrative expenses increased $2.4 million to $58.8 million, or 11.0% of sales, in 2025, as compared to $56.4 million, or 11.0% of sales, in 2024, primarily due to higher employee-related costs.
Packaging's operating profit of $68.1 million, or 12.7% of sales, in 2025 remained relatively flat compared to $68.1 million, or 13.3% of sales, in 2024, as higher sales volume and the favorable impact of cost reduction efforts were offset by increased input costs, the write-off of certain inventory to the lower of cost or net realizable value, higher selling, general and administrative expenses, and the impact of $1.2 million of net gains on sale of non-core properties in 2024 that did not repeat.
Specialty Products.    Net sales decreased $8.3 million, or 7.0% (of which 8.0% was organic and (15.0)% was due to the divestiture of Arrow Engine), to $110.2 million in 2025, as compared to $118.5 million in 2024. Sales of steel cylinders increased $9.5 million, or 9.5%, to $108.8 million, as compared to $99.3 million, due predominantly to improved demand for industrial applications as customers continued to work through high prior period inventory balances. Arrow Engine contributed $1.4 million of sales in 2025, as compared to $19.2 million in 2024. See Note 4, "Acquisitions and Sale of Business," to our consolidated financial statements attached within this Form 10-K.
Gross profit within Specialty Products increased $4.8 million to $10.7 million, or 9.7% of sales, in 2025, as compared to $5.9 million, or 5.0% of sales, in 2024, primarily due to the year-over-year impact from $8.2 million of accelerated depreciation charges in 2024 for certain machinery and equipment in our cylinder business that did not repeat in 2025. In addition, gross profit increased due to increased sales of steel cylinders and as a result of structural cost reductions made within our cylinder business. These increases were partially offset by the $4.4 million of 2024 gross profit generated by the Arrow Engine business, which was sold in January 2025.
Selling, general and administrative expenses within Specialty Products decreased $1.5 million to $6.3 million, or 5.7% of sales, in 2025, as compared to $7.8 million, or 6.6% of net sales, in 2024, primarily due to $0.9 million of lower expenses resulting from the January 2025 sale of the Arrow Engine business. The remainder of the decrease was primarily due to reduced spending levels related to structural cost reduction efforts within our cylinder business.
Operating profit (loss) within Specialty Products increased $6.2 million to an operating profit of $4.2 million, or 3.8% of sales, in 2025, as compared to an operating loss of $2.0 million, or 1.7% of sales, in 2024, primarily due to the year-over-year impact from $8.2 million of accelerated depreciation charges in 2024 for certain machinery and equipment in our cylinder business that did not repeat in 2025. In addition, operating profit increased due to increased sales of steel cylinders and as a result of structural cost reductions made within our cylinder business. These increases were partially offset by the $3.4 million of 2024 operating profit generated by the Arrow Engine business, which was sold in January 2025.

Corporate.    Corporate expenses, net included in operating profit consist of the following (dollars in millions):

	Year ended December 31,
	2025	2024
Corporate operating expenses	$46.9	$36.0
Non-cash stock compensation	9.9	5.6
Legacy-related expenses (benefit)	(20.4)	9.4
Gain on disposition of assets	(5.4)	—
Corporate expenses	$31.0	$51.0
Corporate expenses decreased $20.0 million to $31.0 million in 2025, from $51.0 million in 2024 due to:
•Corporate operating expenses increased $10.9 million to $46.9 million in 2025 from $36.0 million in 2024, as we incurred $3.7 million of corporate operating expenses (exclusive of non-cash stock compensation) associated with actions to reorganize the corporate office, $4.4 million in higher information technology costs including costs associated with the upgrade of certain key information technology applications, and higher employee-related costs.
•Non-cash stock compensation increased $4.3 million to $9.9 million in 2025 from $5.6 million in 2024, primarily due to $1.5 million related to actions to reorganize the corporate office, additional expense associated with inducement awards granted in 2025, and a change in the expected attainment of existing awards in 2024.
•Our legacy-related expenses (benefit) increased $29.8 million to a net benefit of $20.4 million in 2025 from expense of $9.4 million in 2024. This change was primarily due to a $33.3 million change in asbestos-related benefit (costs), net as we recognized a $27.8 million net benefit related to updating our asbestos studies in 2025, which consisted of a $35.8 million pre-tax benefit to recognize an insurance recovery asset, offset by a $8.0 million pre-tax charge to update our asbestos liability. This compares to a $5.5 million pre-tax charge in 2024 to update our asbestos liability. Also within our legacy expenses, our pre-tax charges for environmental matters increased $3.3 million as we recorded a pre-tax charge of $6.5 million in 2025 for environmental remediation for waste sites in which we had been named a potential responsible party, as compared to pre-tax charges of $3.2 million in 2024 for similar environmental matters.
•We recognized a $5.4 million pre-tax gain on the 2025 sale of our former Arrow Engine business.
Discontinued Operations.    The results of discontinued operations consist of our Aerospace segment for which we entered into a definitive agreement to sell on November 4, 2025. Income from discontinued operations, net of income tax expense, was $47.8 million for the year ended December 31, 2025, as compared to $26.2 million for the year ended December 31, 2024. See Note 5, "Discontinued Operations," to our consolidated financial statements within this Form 10-K.
Aerospace net sales increased $102.2 million, or 34.7% (of which 26.6% was organic and 8.1% related to acquisitions), to $396.4 million in 2025, as compared to $294.2 million in 2024. Acquisition-related sales growth from our February 2025 acquisition of GMT Aerospace was $23.9 million. Sales of our fasteners products increased by $64.4 million due to increases in aircraft build rates, improved production yield and commercial actions. Sales of our engineered components products increased by $14.0 million due to improved production throughput. Net sales decreased by $0.1 million due to currency exchange.
Gross profit within Aerospace increased $45.3 million to $115.2 million, or 29.1% of sales, in 2025, as compared to $69.9 million, or 23.8% of sales, in 2024. Gross profit increased primarily due to higher sales levels and resulting improved fixed cost absorption, a more favorable product sales mix and favorable commercial actions. Additionally, 2024 was impacted by increased costs and manufacturing inefficiencies resulting from a prolonged labor union strike that did not repeat. These increases in gross profit were partially offset by a $1.9 million purchase accounting charge related to the step-up of GMT Aerospace's inventory to fair value.
Selling, general and administrative expenses within Aerospace increased $10.2 million to $48.0 million, or 12.1% of sales, in 2025, as compared to $37.9 million, or 12.9% of sales, in 2024, primarily due to higher employee-related costs and higher ongoing selling, general and administrative costs associated with our acquisition of GMT Aerospace. Costs directly attributable to Aerospace and allocated to discontinued operations increased $3.0 million to $4.7 million in 2025, as compared to $1.7 million in 2024, primarily due to $3.1 million third-party transaction costs incurred in 2025 associated with the sale of Aerospace. These increases were partially offset by the impact of $1.8 million of costs related to the labor union strike in 2024 that did not repeat.

Operating profit within Aerospace increased $35.0 million to $67.0 million, or 16.9% of sales, in 2025, as compared to $32.0 million, or 10.9% of sales, in 2024, primarily due to the impact of higher sales levels, improved fixed cost absorption, a more favorable product sales mix, the impact of the labor union strike in 2024 that did not repeat, and commercial actions. These increases were partially offset by higher selling, general and administrative expenses and the recognition of the purchase accounting charge related to the step-up of GMT Aerospace's inventory to fair value.

The following "Results of Operations Year Ended December 31, 2024 Compared with Year Ended December 31, 2023" section presents an analysis of our consolidated operating results displayed in the Consolidated Statement of Income for those areas that have changed as a result of accounting for our Aerospace segment as a discontinued operation. A discussion regarding our results of operations for our Packaging and Specialty Products segments for the year ended December 31, 2024 compared to the year ended December 31, 2023, which did not change, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025.
Year Ended December 31, 2024 Compared with Year Ended December 31, 2023
The principal factors impacting us during the year ended December 31, 2024 compared with the year ended December 31, 2023 were:
•Increases in demand for products within our Packaging segment;
•Significant demand decrease in our Specialty Products segment;
•The impact of our recent acquisition of Aarts in February 2023;
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
Overall, net sales decreased $21.4 million, or 3.3%, to $630.8 million in 2024, as compared to $652.2 million in 2023. Acquisition-related sales growth was $2.8 million, from our February 2023 acquisition of Aarts. Organic sales, excluding the impact of currency exchange and aquisition, decreased $22.1 million, or 3.4%, driven by an organic sales decrease of 37.2% within our Specialty segment, due to lower market demand, partially offset by an organic sales increase of 10.3% within our Packaging segment due to end market demand improvements and growth initiatives. The increase in net sales was also offset by $2.0 million due to currency exchange, as our reported results in U.S. dollars were unfavorably impacted as a result of the strengthening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 20.5% and 23.5% in 2024 and 2023, respectively. Gross profit margin decreased due to reduced sales, significantly less favorable absorption of fixed costs, and $8.2 million of accelerated depreciation charges for certain machinery and equipment within our Specialty Products segment as well as increased input costs, the impact of a $2.6 million commercial settlement in 2023 that did not repeat in 2024, and higher production costs, which started to abate in fourth quarter 2024, related to demand reversion above peak capacity for certain product lines in our Packaging segment. The decrease in gross profit was partially offset by higher sales levels and related improved fixed cost absorption, the impact of a charge related to purchase accounting in 2023 that did not repeat in 2024, and the favorable impact of lower year-over-year realignment costs all within our Packaging segment.

Operating profit margin (operating profit as a percentage of sales) approximated 2.4% and 7.8% in 2024 and 2023, respectively. Operating profit decreased $35.5 million, to $15.2 million in 2024, as compared to an operating profit of $50.7 million in 2023, primarily due to decreased sales, significantly less favorable absorption of fixed costs and accelerated depreciation charges for certain machinery and equipment within our Specialty Products segment, a $5.5 million pre-tax charge related to updating our asbestos studies, and $3.2 million of pre-tax charges related to our environmental remediation obligations. Additionally, operating profit decreased due to increased input costs and higher production costs, which started to abate in fourth quarter 2024, related to high demand for certain dispensing products within our Packaging segment. These decreases were partially offset by higher sales levels and related improved fixed cost absorption, the impact of a charge related to purchase accounting in 2023 that did not repeat, lower realignment costs, and the impact of $1.0 million of higher net gains on sales of non-core properties all within the Packaging segment.
Interest expense increased $3.6 million, to $19.6 million in 2024, as compared to $15.9 million in 2023, due to a higher effective interest rate and an increase in our weighted average borrowings as a result of increased borrowings from our revolving credit facility.
Other income, net decreased $0.9 million to $0.2 million in 2024, from $1.1 million in 2023, primarily due to increased foreign translation losses, which was partially offset by a non-cash settlement charge for our Canadian defined benefit obligations during 2023.
Income tax (benefit) expense decreased $8.5 million, to $2.2 million of income tax benefit for 2024, as compared to $6.3 million of income tax expense in 2023. The effective income tax rate for 2024 was 53.3%, compared to 17.6% for 2023. During 2024, we reported domestic and foreign pre-tax (loss) income of $(31.2) million and $27.0 million, respectively, as compared to domestic and foreign pre-tax income of $3.9 million and $32.0 million, respectively, in 2023. The rate for 2024 is higher primarily as a result of the overall pre-tax loss in 2024 and a change in the mix of domestic and foreign pre-tax results.
Income from continuing operations decreased $31.5 million to $2.0 million of net loss in 2024, from $29.5 million of net income in 2023. The decrease was primarily the result of a decrease in operating profit of $35.5 million, a $3.6 million increase in interest expense, as well as a $0.9 million decrease in other income, partially offset by a decrease in income tax expense of $8.5 million.
Corporate Expenses.    Corporate expenses included in operating profit consist of the following (dollars in millions):

	Year ended December 31,
	2024	2023
Corporate operating expenses	$36.0	$36.8
Non-cash stock compensation	5.6	8.9
Legacy expenses	9.4	0.2
Corporate expenses	$51.0	$45.9
Corporate expenses included in operating profit increased $5.1 million to $51.0 million in 2024, from $45.9 million in 2023, primarily due to a $5.5 million pre-tax charge related to updating our asbestos studies in 2024, $3.2 million of pre-tax charges related to our environment remediation obligations and $1.3 million of higher professional costs associated with business acquisition, diligence and transaction related activity. These increases were partially offset by a $3.3 million decrease in non-cash stock compensation due to expected attainment of existing awards and a $1.3 million decrease in technology costs, as $5.3 million of higher costs associated with upgrades of certain of our information technology applications were more than offset by $6.6 million of technology costs allocated to our segments that was not allocated in 2023.
Discontinued Operations.    The results of discontinued operations consists of our Aerospace segment for which we entered into a definitive agreement to sell on November 4, 2025. Income from discontinued operations, net of income tax expense, was $26.2 million for the year ended December 31, 2024, as compared to $10.8 million for the year ended December 31, 2023. See Note 5, "Discontinued Operations," to our consolidated financial statements attached herein.
Aerospace net sales increased $52.8 million, or 21.9% (of which 16.6% was organic and 5.3% related to acquisitions), to $294.2 million in 2024, as compared to $241.4 million in 2023. Acquisition-related sales growth from our April 2023 acquisition of Weldmac was $12.9 million. Sales of our fasteners products increased by $22.3 million due to increases in aircraft build rates, improved production yield and commercial recoveries, partially offset by a decrease in sales due to the labor union strike at our Aerospace facility in Commerce, California. Sales of our engineered components products increased by $17.6 million due to improved throughput, commercial recoveries and new business wins.

Gross profit within Aerospace increased $21.9 million to $69.9 million, or 23.8% of sales, in 2024, as compared to $48.0 million, or 19.9% of sales, in 2023. Gross profit increased primarily due to higher sales levels and resulting improved fixed cost absorption, reduced material availability constraints, a more favorable product sales mix, favorable commercial recoveries, and a $2.4 million purchase accounting charge related to the step-up of inventory to fair value in 2023 that did not repeat. These increases were partially offset by increased costs and manufacturing inefficiencies resulting from the labor union strike.
Selling, general and administrative expenses within Aerospace increased $5.8 million to $37.9 million, or 12.9% of sales, in 2024, as compared to $32.1 million, or 13.3% of sales, in 2023, primarily due to higher employee-related costs, higher information technology costs, $1.8 million of increased costs related to the labor union strike, and higher ongoing selling, general and administrative costs associated with our acquisition of Weldmac. These increases were partially offset by lower legal costs and lower intangible asset amortization expense due to certain assets becoming fully amortized. Additionally, costs directly attributable to Aerospace and allocated to discontinued operations increased $1.0 million to $1.7 million in 2024, as compared to $0.7 million in 2023 primarily due to additional non-cash stock compensation expense in 2024.
Operating profit within Aerospace increased $17.2 million to $32.0 million, or 10.9% of sales, in 2024, as compared to $14.8 million, or 6.1% of sales, in 2023, primarily due to the impact of higher sales levels, improved fixed cost absorption, reduced material availability production constraints, a more favorable product sales mix, commercial recoveries, a purchase accounting adjustment related to Weldmac's inventory step-up to fair value in 2023 that did not repeat, and a $1.1 million indefinite-lived intangible asset impairment charge in 2023 that did not repeat. These increases were partially offset by higher selling, general and administrative expenses and increased costs and manufacturing inefficiencies related to the strike.
Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities in 2025 were $117.5 million, as compared to $63.8 million in 2024. Significant changes in cash flows provided by operating activities and the reasons for such changes are as follows:
•In 2025, the Company generated $118.3 million in cash flows, based on the reported net income of $120.1 million, which includes $72.3 million income from continuing operations and $47.8 million income from discontinued operations, and after considering the effects of non-cash items related to depreciation, amortization of intangible assets and debt issuance costs, (gain) loss on dispositions of assets, changes in deferred income taxes, stock-based compensation, provision for losses on accounts receivable, change in asbestos and environmental liability estimates and other operating activities. In 2024, the Company generated $107.3 million in cash flows based on the reported net income of $24.3 million, which includes a $2.0 million loss from continuing operations and $26.2 million income from discontinued operations, and after considering the effects of similar non-cash items and impairment of indefinite-lived intangible assets.
•Decreases in accounts receivable resulted in a source of cash of $1.8 million in 2025, while an increase in accounts receivable resulted in a use of cash of $20.5 million in 2024. Changes in our accounts receivable in 2025 and 2024 are due primarily to the timing of sales and related collection of cash during the periods. Days sales outstanding of receivables decreased by five days in 2025 and increased by two days in 2024.
•We increased our investment in inventory by $4.3 million and $21.2 million in 2025 and 2024, respectively. Our days sales in inventory increased by two days in 2025, primarily as a result of investing in certain inventories as a result of increased customer demand. Our days sales in inventory decreased by four days in 2024, primarily as a result of moderating inventory levels with higher sales levels within our Packaging and Aerospace segments.
•Decreases in prepaid expenses and other assets resulted in a source of cash of $4.1 million in 2025, while increases in prepaid expenses and other assets resulted in a use of cash of $2.3 million in 2024. The changes in 2025 and 2024 are primarily as a result of the timing of payments made for income taxes and certain operating expenses.
•Decreases in accounts payable and accrued liabilities resulted in a use of cash of $2.4 million in 2025, as compared to a source of cash of $0.6 million in 2024. Our days accounts payable on hand decreased by three days through 2025 and decreased by six days through 2024. Our days accounts payable on hand fluctuate primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms.

Net cash used for investing activities was $64.1 million and $47.0 million in 2025 and 2024, respectively. During 2025, we invested $48.4 million in capital expenditures as we continued our investment in growth, capacity and productivity-related capital projects. During 2025, we paid $37.7 million, net of cash acquired, to acquire the aerospace business of GMT Gummi-Metall-Technik GmbH. We also received proceeds of $22.0 million from the sale of our Arrow Engine business and disposition of property and equipment. During 2024, we invested $51.0 million in capital expenditures and received proceeds of $4.0 million from the disposition of property and equipment.
Net cash used for financing activities was $46.5 million and $28.6 million in 2025 and 2024, respectively. During 2025, we received net proceeds of $66.5 million from borrowings on our revolving credit facilities, paid $1.3 million for debt financing fees, purchased $103.3 million of outstanding common stock, used a net cash amount of $2.0 million related to our stock compensation arrangements, paid dividends of $6.6 million, and received $0.3 million related to other financing activities. Our reported net proceeds from borrowings on our revolving credit facilities considers the impact of foreign currency translation. During 2024, we received net proceeds of $1.4 million from borrowings on our revolving credit facilities, purchased $19.3 million of outstanding common stock, used a net cash amount of $1.8 million related to our stock compensation arrangements, paid dividends of $6.6 million, and paid $2.3 million related to other financing activities, which included $2.25 million of cash paid as final contingent consideration for our acquisition of the Weldmac Manufacturing Company.
Our Debt and Other Commitments
The $400.0 million aggregate principal amount of our senior notes due 2029 ("Senior Notes") accrues interest at a rate of 4.125% per annum, payable semi-annually in arrears on April 15 and October 15. The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis by certain named subsidiaries of the Company. The Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. In 2025, our consolidated subsidiaries that do not guarantee the Senior Notes represented 30% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented 25% and 13% of the total guarantor and non-guarantor assets and liabilities, respectively, as of December 31, 2025, treating the guarantor and non-guarantor subsidiaries each as a consolidated group.
We may redeem all or part of the Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

Year	Percentage
2025	101.031%
2026 and thereafter	100.000%
We are party to a credit agreement ("Credit Agreement"), consisting of a $250.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies, subject to a $125.0 million sub limit, maturing on March 31, 2030.
As of December 31, 2025, monthly borrowings under the Credit Agreement are subject to benchmark interest rates determined based on the currency denomination of borrowings, with British pound sterling borrowings subject to the Sterling Overnight Index Average, Euro borrowings subject to the Euro InterBank Offered Rate and U.S. dollar borrowings subject to the Secured Overnight Financing Rate, each plus a spread that ranges from 1.375% to 2.00% based upon the leverage ratio, as defined, as of the most recent determination date.
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

Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under any accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of December 31, 2025. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 2.68 to 1.00 at December 31, 2025. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00, and our actual interest expense coverage ratio was 10.35 to 1.00 as of December 31, 2025. In December 2025, we amended the Credit Agreement to clarify the inclusion of Aerospace discontinued operations in the definition of consolidated net income used in ratio calculations. At December 31, 2025, we were in compliance with our financial covenants.
The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the year ended December 31, 2025. We present Consolidated Bank EBITDA to show our performance under our financial covenants. Dollars are in thousands in the below tables.

Year ended December 31, 2025
Net income	$120,140
Bank stipulated adjustments:
Interest expense, net (as defined)	18,030
Income tax benefit	(31,050)
Depreciation and amortization	57,030
Impairment charges and asset write-offs	1,520
Non-cash compensation expense(1)	11,540
Other non-cash expenses or losses	210
Non-recurring expenses or costs(2)	19,150
Extraordinary, non-recurring or unusual gains or losses(3)	(20,960)
Effects of purchase accounting adjustments	1,550
Business and asset dispositions	(4,510)
Permitted acquisitions	910
Currency gains and losses	820
Consolidated Bank EBITDA, as defined	$174,380

	December 31, 2025
Total Indebtedness, as defined(4)	$466,920
Consolidated Bank EBITDA, as defined	174,380
Actual total net leverage ratio	2.68	x
Covenant requirement	4.00	x

Year ended December 31, 2025
Interest expense, as defined	$18,030
Bank stipulated adjustments:
Interest income	(230)
Non-cash amounts attributable to amortization of financing costs	(950)
Total Consolidated Cash Interest Expense, as defined	$16,850

	December 31, 2025
Consolidated Bank EBITDA, as defined	$174,380
Total Consolidated Cash Interest Expense, as defined	16,850
Actual interest expense coverage ratio	10.35	x
Covenant requirement	3.00	x
________________________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to diligence and transaction costs, severance, relocation and realignment.
(3)    Includes asbestos-related (benefit) costs, net and change in environmental liability estimate.
(4)    Includes $12.8 million of derivative liabilities and $1.3 million of finance leases as of December 31, 2025.
The Credit Agreement allows issuance of letters of credit, not to exceed $40.0 million in aggregate, against revolving credit facility commitments. At December 31, 2025, we had $72.8 million outstanding under our revolving credit facility and had $171.2 million potentially available after giving effect to $6.0 million of letters of credit issued and outstanding. At December 31, 2024, we had $1.5 million outstanding under our revolving credit facility and had $292.2 million potentially available after giving effect to $6.3 million of letters of credit issued and outstanding. Our letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Our borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of December 31, 2025. After consideration of leverage restrictions contained in the Credit Agreement, as of December 31, 2024 we had $216.7 million of borrowing capacity available for general corporate purposes.
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
Our weighted average borrowings were $434.4 million during 2025, compared to $433.9 million during 2024, primarily due to the aggregate principal balance on our senior notes as well as borrowings on revolving credit facilities.
In May 2021, we, through one of our non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings on this loan facility as of December 31, 2025, and 2024.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.
The majority of our cash on hand as of December 31, 2025, is located in jurisdictions outside the United States. We have available funding under our revolving credit facility of $171.2 million at December 31, 2025. Based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the next 12 months and for the foreseeable future, as well as dividends and share repurchases.

We are subject to variable interest rates on our revolving credit facility, which is subject to a benchmark interest rate determined based on the currency denomination of borrowings. At December 31, 2025, the Prime rate approximated 6.8%, the 1-Month SOFR approximated 3.9% and the 1-Month EURIBOR approximated 1.9%. Based on our variable rate-based borrowings outstanding at December 31, 2025, a 1% increase in the per annum interest rate would increase our interest expense by $0.7 million annually.
In addition to our long-term debt, we have other cash commitments related to leases. The majority of our lease transactions are accounted for as operating leases, and we incurred rent expense related thereto of $12.2 million in 2025. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
In November 2025, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $150 million in the aggregate, adding to the $65.4 million remaining under the previous authorization. During 2025, 2024 and 2023, we purchased 3,124,866, 771,067 and 680,594 shares of our outstanding common stock for $103.3 million, $19.3 million and $18.8 million, respectively. Since the initial authorization through December 31, 2025, we have purchased 9,691,430 shares of our outstanding common stock for an aggregate purchase price of $285.7 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, depending on market conditions and other factors.
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating and finance lease agreements, certain benefit obligations and interest obligations on our long-term debt. The following table summarizes our material contractual cash obligations as of December 31, 2025 (dollars in thousands).

	Payments Due by Periods
	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual and other cash obligations:
Long-term debt	$472,790	$—	$—	$472,790	$—
Operating lease obligations	39,690	8,900	14,440	9,900	6,450
Finance lease obligations	1,400	650	750	—	—
Benefit obligations (a)	20,880	1,760	3,730	4,090	11,300
Interest obligations (b)	57,750	16,500	33,000	8,250	—
Total contractual and other cash obligations	$592,510	$27,810	$51,920	$495,030	$17,750
__________________________
(a)    Benefit obligations for both continuing and discontinued operations.
(b)    Our Senior Notes bear interest at 4.125%. The future interest obligations calculation excludes the impact of our cross-currency swap agreements. See Note 13, "Derivative Instruments," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K for additional information.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of December 31, 2025, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of $139.9 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 13, "Derivative Instruments," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K for additional information.
We are also subject to interest risk as it relates to our long-term debt. We have historically used interest rate swap agreements to fix the variable portion of our debt to manage this risk.

Common Stock
TriMas is listed in the NASDAQ Global Select MarketSM. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On December 18, 2025, Moody's affirmed a Ba3 rating to our Senior Notes, as presented in Note 12, "Long-term Debt" included in Item 8, "Financial Statements and Supplementary Data" within this Form 10-K. Moody's placed the Ba2 Corporate Family Rating under review for possible downgrade on November 6, 2025 and updated its outlook to under review following the announcement of the Aerospace sale. On August 6, 2025, Standard & Poor's affirmed a BB- rating to our Senior Notes. Standard & Poor's also affirmed a BB corporate credit rating and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
We delivered strong financial results for 2025, as well as continued to streamline our portfolio, driven by increased demand for our products within our Packaging segment and our cylinder business in our Specialty Products segment. During 2025, we successfully divested of our Arrow Engine business. Additionally, we entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Takeoff Buyer, Inc. (the “Purchaser”), an affiliate of Tinicum L.P. and funds managed by Blackstone, Inc., to sell TriMas Aerospace (the "Transaction"). The Transaction allows us to right-size the portfolio and intensify our attention on our Packaging and Specialty Products businesses, both of which are well-positioned for continued growth and operational improvement.
Early in 2026, we executed a comprehensive organizational realignment to streamline operations, strengthen customer responsiveness and drive sustainable cost savings. The realignment integrates select corporate and business functions to simplify the structure, eliminates duplication and improves operational efficiency. These initiatives are expected to generate more than $10 million in savings in 2026 and approximately $15 million on an annualized basis.
As part of this effort, TriMas Packaging is restructuring its commercial and operational model to eliminate silos, accelerate decision-making, and deliver more integrated customer solutions. The changes include unifying sales teams, standardizing operations across facilities and reducing management layers to improve speed, accountability and innovation. Key initiatives include brand unification, expanded operational excellence programs, technology implementations and manufacturing footprint optimization. Collectively, these actions are expected to strengthen TriMas’ operating model, enhance customer satisfaction and support sustainable long-term value creation.
We believe our capital structure remains strong and that we have sufficient headroom under our financial covenants, and ample cash and available liquidity under our revolving credit facility, to meet our debt service, capital expenditure and other short-term and long-term obligations for the next 12 months and for the foreseeable future. We also plan to redeploy the proceeds from the Transaction in ways that enhance long-term value to our shareholders, employees and customers through prioritizing organic growth investments, pursuing strategically aligned acquisition opportunities and repurchasing shares.
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
We determine our reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management for evaluating operating results. For purposes of our 2025 goodwill impairment test as of October 1, 2025, which preceded the announced sale of our Aerospace business, we had five reporting units, all of which had goodwill, within our three reportable segments.
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
For purposes of the 2025 annual impairment tests, we performed qualitative assessments for all reporting units except the reporting units specified below for which we elected to perform a quantitative assessment. Based on results of the qualitative assessments, we determined there were no indications that the fair value of a reporting unit or indefinite-lived intangible asset was less than its carrying value; therefore, we determined that quantitative goodwill impairment tests were not required for all reporting units included in the qualitative assessment.
We performed a quantitative assessment for the Life Sciences reporting unit within the Packaging segment and the Norris Cylinder reporting unit within the Specialty segment. In conducting the quantitative analysis, we determined the estimated fair value utilizing both income and market-based approaches. The income approach relies on the present value of estimated future cash flows of the business, discounted using a rate appropriately reflecting the risks inherent in the cash flows. The market approach relies on market data of other public companies that we deem comparable in operations to our reporting units. Based on results of the 2025 quantitative assessment, we determined there were no indications that the fair value of the Life Sciences and Norris Cylinder reporting units were less than their carrying values. Upon completion of the goodwill impairment test, we determined that the fair values of the Life Sciences and Norris Cylinder reporting units exceeded their carrying values by approximately 9%, and 64%, respectively, and thus there was no goodwill impairment.
The techniques used in our quantitative impairment test incorporated a number of assumptions that we believe to be reasonable and to reflect the current market conditions. Assumptions in estimating future cash flows and earnings were based on Level 3 inputs under the fair value hierarchy and were primarily related to customer demand and revenue growth, and associated profitability and cash flows. To provide a level of sensitivity analysis, for the Life Sciences reporting unit a 1% increase in the weighted average cost of capital would have resulted in a goodwill impairment charge of approximately $0.9 million, while a 0.5% decrease in the terminal growth rate would have resulted in no impairment to goodwill. For the Norris Cylinder reporting unit a 1% increase in the weighted average cost of capital or a 0.5% decrease in the terminal growth rate would have resulted in no impairment to goodwill.
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
Additionally, we performed a quantitative assessment for the indefinite-lived intangible assets within the packaging-related Life Sciences reporting unit after electing the option to bypass the qualitative assessment. The relief-from-royalty method involves the estimation of appropriate market royalty rates for our indefinite-lived intangible assets and the application of these royalty rates to forecasted net sales attributable to the intangible assets. The resulting cash flows are then discounted to present value, using a rate appropriately reflecting the risks inherent in the cash flows, which is compared to the carrying value of the assets. Upon completion of the quantitative impairment test, we determined there were no indications that the fair value of the Life Sciences indefinite-lived intangible asset was less than its carrying value.

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
Asbestos-related Matters. We utilize known facts and historical trends for Company-specific and general market asbestos-related activity, as well as an actuarial valuation in determining estimated required reserves and related insurance recoveries, which we believe are probable and reasonably estimable. We accrue loss reserves and record the related insurance recovery asset for asbestos-related matters based upon an estimate of the ultimate liability and recovery for claims incurred, whether reported or not, including an estimate of future settlement costs and costs to defend. Asbestos-related accruals and insurance recovery assets are assessed at each balance sheet date to determine if the liability and asset remains reasonably stated. Accruals for asbestos-related matters are included in "Accrued liabilities" and "Other long-term liabilities" and asbestos-related insurance recoveries are included in "Prepaid expenses and other current assets" and "Other assets" in the consolidated balance sheet.
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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of TriMas Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of TriMas Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statement of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill Impairment Assessment — Life Sciences Reporting Unit — Refer to Notes 3 and 8 to the financial statements
Critical Audit Matter Description
The Company’s annual impairment assessment for goodwill is performed on October 1st, or more frequently if events or circumstances indicate possible impairment. The Company’s evaluation of goodwill for impairment involved the comparison of the fair value of each reporting unit with goodwill to its carrying value. The fair value is estimated using a weighting of the income and market approaches. The goodwill balance for the Life Sciences reporting unit was $43 million as of December 31, 2025. The fair value of the Life Sciences reporting unit exceeded the carrying value as of the assessment date and, therefore, no impairment was recognized.

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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures for the impairment assessment related to the forecasts of revenue growth rates, future EBITDA margins, weighted average cost of capital, valuation multiples, and the terminal growth rate included the following, among others:
•We tested the effectiveness of internal controls over the goodwill impairment assessment, including those over the inputs, assumptions, and calculations used in determining the fair value of the reporting unit.
•We evaluated the reasonableness of management’s forecasts of revenue growth rates and future EBITDA margins by comparing the forecasts to:
i.The Reporting Unit’s historical revenue growth rates and EBITDA margins.
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
Asbestos-related matters - Insurance recovery asset - Refer to Notes 3 and 16 to the financial statements
Critical Audit Matter Description
The Company has been named as a defendant in lawsuits primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by its former Lamons division and certain other related subsidiaries for use primarily in the petrochemical refining and exploration industries. The Company may be subjected to significant additional asbestos-related claims in the future. As of December 31, 2025, the Company recorded a liability for asbestos-related claims, which includes both known and unknown claims, based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity.
The Company is party to a coverage-in-place (CIP) agreement (entered into in 2006) with its first level excess carriers, regarding the coverage to be provided to the Company, for asbestos-related claims. The CIP agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Prior to the commencement of coverage under this agreement, the Company was solely responsible for defense costs and indemnity payments. During 2025, the Company reached the threshold of qualified future settlements required to commence excess carrier insurance coverage under the CIP agreement and began transitioning the administration and settlement of asbestos defense costs and indemnity payments to the insurance carriers. During the three months ended December 31, 2025, the Company reassessed the facts and circumstances surrounding the CIP agreement with the consortium of insurance companies and deemed the realization of the claim for loss recovery probable. In connection with the updated actuarial study, the Company estimated the loss recovery of indemnity and defense costs under the CIP agreement, and as such, the Company recognized an insurance recovery asset of $35.8 million, which was commensurate with the assumptions used to calculate the asbestos liability. As of December 31, 2025, the Company's total insurance recovery asset was $34.7 million. The Company will continue to reassess its estimate of insurance recoveries and corresponding accounting for any such recoveries as the facts and circumstances change.

We identified the asbestos insurance recovery asset as a critical audit matter because of the significant judgments made by management to conclude that such insurance recovery was probable. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists and professionals in our firm with expertise in technical accounting for environmental liabilities and associated insurance recovery assets, to evaluate management's conclusions and the audit evidence obtained.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s conclusion that the asbestos insurance recovery was probable included the following, among others:
•We tested the effectiveness of internal controls related to management’s evaluation of whether the threshold of probable was met to record an asbestos insurance recovery asset.
•With the assistance of our actuary specialists, we evaluated the Company's analysis of the solvency of insurance carriers party to the CIP agreement.
•With assistance of professionals in our firm having expertise in technical accounting for environmental liabilities and associated insurance recovery assets, we evaluated the Company’s conclusions regarding specific factors that management considered, which included a legal opinion regarding enforceability of the CIP agreement, to conclude that the probable threshold has been met.

/s/ Deloitte & Touche LLP

Detroit, Michigan
March 2, 2026

We have served as the Company's auditor since 2013.

TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$30,020	$23,070
Receivables, net	111,270	115,590
Inventories	108,720	110,440
Prepaid expenses and other current assets	36,380	27,260
Current assets, held for sale	176,280	150,280
Total current assets	462,670	426,640
Property and equipment, net	247,510	237,700
Operating lease right-of-use assets	31,800	32,440
Goodwill	300,280	287,060
Other intangibles, net	76,550	78,390
Deferred income taxes	53,670	10,760
Other assets	45,430	9,410
Non-current assets, held for sale	267,170	241,780
Total assets	$1,485,080	$1,324,180
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$72,280	$72,350
Accrued liabilities	59,640	42,760
Lease liabilities, current portion	4,100	6,000
Current liabilities, held for sale	47,650	38,320
Total current liabilities	183,670	159,430
Long-term debt, net	469,170	398,120
Lease liabilities	31,810	30,240
Deferred income taxes	17,710	17,580
Other long-term liabilities	65,840	42,170
Non-current liabilities, held for sale	11,290	9,340
Total liabilities	779,490	656,880
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 37,630,206 shares at December 31, 2025 and 40,574,847 shares at December 31, 2024	380	410
Paid-in capital	577,810	663,770
Retained earnings	127,410	21,670
Accumulated other comprehensive loss	(10)	(18,550)
Total shareholders' equity	705,590	667,300
Total liabilities and shareholders' equity	$1,485,080	$1,324,180

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2025	2024	2023
Net sales	$645,720	$630,800	$652,150
Cost of sales	(507,560)	(501,260)	(498,850)
Gross profit	138,160	129,540	153,300
Selling, general and administrative expenses	(129,310)	(109,650)	(102,460)
Asbestos-related benefit (costs), net	27,770	(5,510)	—
Net gain (loss) on dispositions of assets	4,680	1,020	(180)
Impairment of indefinite-lived intangible assets	—	(230)	—
Operating profit	41,300	15,170	50,660
Other expense, net:
Interest expense	(18,030)	(19,560)	(15,920)
Other income (expense), net	990	210	1,110
Other expense, net	(17,040)	(19,350)	(14,810)
Income (loss) before income taxes	24,260	(4,180)	35,850
Income tax benefit (expense)	48,050	2,230	(6,310)
Income (loss) from continuing operations	72,310	(1,950)	29,540
Income from discontinued operations, net of income taxes	47,830	26,200	10,820
Net income	$120,140	$24,250	$40,360
Basic earnings (loss) per share:
Continuing operations	$1.79	$(0.05)	$0.71
Discontinued operations	1.18	0.65	0.26
Net income per share	$2.97	$0.60	$0.97
Weighted average common shares - basic	40,384,270	40,725,714	41,439,027
Diluted earnings (loss) per share:
Continuing operations	$1.78	$(0.05)	$0.71
Discontinued operations	1.17	0.65	0.26
Net income per share	$2.95	$0.60	$0.97
Weighted average common shares - diluted	40,790,137	40,725,714	41,685,348

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Dollars in thousands)

	Year ended December 31,
	2025	2024	2023
Net income	$120,140	$24,250	$40,360
Other comprehensive income (loss):
Defined benefit plans (Note 17)	(540)	(2,280)	(350)
Foreign currency translation	30,660	(19,960)	11,680
Derivative instruments (Note 13)	(11,580)	3,040	(2,060)
Total other comprehensive income (loss)	18,540	(19,200)	9,270
Total comprehensive income	$138,680	$5,050	$49,630

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$72,310	$(1,950)	$29,540
Income from discontinued operations	47,830	26,200	10,820
Net income	120,140	24,250	40,360
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Impairment of indefinite-lived intangible assets	—	230	1,120
(Gain) loss on dispositions of assets	(4,510)	(1,000)	180
Depreciation	39,710	48,120	39,410
Amortization of intangible assets	17,320	16,800	18,180
Amortization of debt issue costs	950	960	930
Deferred income taxes	(37,390)	(3,240)	(1,710)
Non-cash compensation expense	11,540	6,960	9,670
Provision for losses on accounts receivable	(1,250)	(1,000)	2,450
Asbestos-related (benefit) costs, net	(27,770)	5,510	—
Provision for environmental liabilities	6,500	3,340	—
(Increase) decrease in receivables	1,780	(20,520)	(5,520)
Increase in inventories	(4,270)	(21,200)	(7,070)
(Increase) decrease in prepaid expenses and other assets	4,050	(2,340)	4,760
Increase (decrease) in accounts payable and accrued liabilities	(2,360)	560	(14,520)
Other operating activities	(6,990)	6,350	(80)
Net cash provided by operating activities	117,450	63,780	88,160
Cash Flows from Investing Activities:
Capital expenditures	(48,350)	(50,960)	(54,190)
Acquisition of businesses, net of cash acquired	(37,730)	—	(77,340)
Cross-currency swap terminations	—	(3,760)	(3,370)
Settlement of foreign currency exchange forward contract	—	3,760	—
Net proceeds from disposition of business, property and equipment	22,030	4,000	480
Net cash used for investing activities	(64,050)	(46,960)	(134,420)
Cash Flows from Financing Activities:
Proceeds from borrowings on revolving credit facilities	356,300	308,930	117,990
Repayments of borrowings on revolving credit facilities	(289,850)	(307,580)	(117,430)
Debt financing fees	(1,260)	—	—
Payments to purchase common stock	(103,320)	(19,270)	(18,780)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(2,000)	(1,760)	(2,700)
Dividends paid	(6,610)	(6,630)	(6,700)
Other financing activities	290	(2,330)	(3,320)
Net cash used for financing activities	(46,450)	(28,640)	(30,940)
Cash and Cash Equivalents:
Increase (decrease) for the year	6,950	(11,820)	(77,200)
At beginning of year	23,070	34,890	112,090
At end of year	$30,020	$23,070	$34,890
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,760	$18,730	$14,320
Cash paid for income taxes	$10,630	$11,870	$16,770
Non-cash property additions	$5,170	$—	$—

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Years Ended December 31, 2025, 2024 and 2023
(Dollars in thousands)

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2022	$420	$696,160	$(36,130)	$(8,620)	$651,830
Net income	—	—	40,360	—	40,360
Other comprehensive income	—	—	—	9,270	9,270
Purchase of common stock	(10)	(18,770)	—	—	(18,780)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,700)	—	—	(2,700)
Non-cash compensation expense	—	9,670	—	—	9,670
Dividends declared	—	(6,700)	—	—	(6,700)
Balances at December 31, 2023	$410	$677,660	$4,230	$650	$682,950
Net income	—	—	24,250	—	24,250
Other comprehensive loss	—	—	—	(19,200)	(19,200)
Purchase of common stock	—	(19,090)	(180)	—	(19,270)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,760)	—	—	(1,760)
Non-cash compensation expense	—	6,960	—	—	6,960
Dividends declared	—	—	(6,630)	—	(6,630)
Balances at December 31, 2024	$410	$663,770	$21,670	$(18,550)	$667,300
Net income	—	—	120,140	—	120,140
Other comprehensive income	—	—	—	18,540	18,540
Purchase of common stock	(30)	(95,500)	(7,790)	—	(103,320)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(2,000)	—	—	(2,000)
Non-cash compensation expense	—	11,540	—	—	11,540
Dividends declared	—	—	(6,610)	—	(6,610)
Balances at December 31, 2025	$380	$577,810	$127,410	$(10)	$705,590

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, designs, engineers and manufactures innovative products for customers primarily in the consumer products and industrial markets.
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
On November 4, 2025, the Company announced it entered into a definitive agreement to sell its Aerospace segment ("Aerospace") to an affiliate of Tinicum L.P., and funds managed by Blackstone, Inc. for a purchase price of approximately $1.45 billion in cash, subject to customary post-closing adjustments. The closing is expected to occur by the end of the first quarter of 2026, subject to customary regulatory approvals and closing conditions. The financial results of Aerospace were previously reported within the Company's Aerospace reportable segment, and are presented as held for sale in the consolidated balance sheet and as discontinued operations in the consolidated statement of income for all periods presented in the financial statements attached hereto.
2. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires enhanced jurisdictional disclosures for income taxes paid and requires the use of specific categories in the effective tax rate reconciliation as well as additional information for reconciling items that meet a quantitative threshold. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. The standard relates to financial statement disclosure only and did not have an impact on the Company’s consolidated balance sheet, statement of income or cash flows. See Note 22 "Income Taxes," for the Company's income tax disclosures.
Recently Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"), which modernizes the accounting for software costs by removing references to prescriptive and sequential software development stages. Under ASU 2025-06 an entity is required to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2027, with early adoption permitted. The Company plans to early adopt ASU 2025-06 in the first quarter of 2026 and expects that the adoption will not have a material impact on its consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"), which provides a practical expedient that assumes current conditions as of the balance sheet date remain unchanged when developing forecasts for estimating expected credit losses. Under ASU 2025-05, an entity is required to disclose that it has elected to use the practical expedient and the election should be applied prospectively. ASU 2025-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2025, with early adoption permitted. The Company is in the process of assessing the impact of adoption on its consolidated financial statements.
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
Use of Estimates.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and other intangibles, valuation allowances for receivables, inventories and deferred income tax assets, valuation of derivatives, estimated fair value of contingent consideration resulting from business combinations, estimated future unrecoverable lease costs, asbestos liability and related insurance recovery asset, and reserves for ordinary course litigation, environmental liabilities, assets and obligations related to employee benefits and estimated unrecognized tax benefits. Actual results may differ from such estimates and assumptions.
Cash and Cash Equivalents.   The Company considers cash on hand and on deposit and investments in all highly liquid debt instruments with initial maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents also includes restricted cash, if any, held on deposit with a financial institution as cash collateral for the Company's outstanding letters of credit.
Receivables.   Receivables are presented net of allowances for doubtful accounts of $1.3 million and $2.4 million at December 31, 2025 and 2024, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts based upon the Company's best estimate of probable losses inherent in the accounts receivable balances. The Company does not believe that significant credit risk exists due to its diverse customer base.
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
The Company determines its reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management to evaluate operating results. For purposes of the Company's 2025 goodwill impairment test, the Company had five reporting units, all of which had goodwill, within its three reportable segments.
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
Pension Plans.   The Company engages independent actuaries to compute the amounts of liabilities and expenses under defined benefit pension plans, subject to the assumptions that the Company determines are appropriate based on historical trends, current market rates and future projections. Assumptions used in the actuarial calculations could have a significant impact on plan obligations, and a lesser impact on current period expense. Annually, the Company reviews the actual experience compared to the significant assumptions used and makes adjustments to the assumptions, if warranted. Discount rates are based on an expected benefit payments duration analysis and the equivalent average yield rate for high-quality, fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based on actual historical returns and a review of other public company pension asset return data, modified for known changes in the market and any expected change in investment policy. See Note 17, "Employee Benefit Plans," for further information.
Asbestos-related Matters. The Company utilizes known facts and historical trends for Company-specific and general market asbestos-related activity, as well as an actuarial valuation in determining estimated required reserves and related insurance recoveries, which it believes are probable and reasonably estimable. The Company accrues loss reserves for asbestos-related matters based upon an estimate of the ultimate liability for claims incurred, whether reported or not, including an estimate of future settlement costs and costs to defend. Asbestos-related accruals are assessed at each balance sheet date to determine if the liability remains reasonably stated. Accruals for asbestos-related matters are included in "Accrued liabilities" and "Other long-term liabilities" and asbestos-related insurance recoveries are included in "Prepaid expenses and other current assets" and "Other assets" in the consolidated balance sheet. Pre-tax asbestos-related charges and benefits are included in asbestos-related benefit (costs) in the accompanying consolidated statement of income. See Note 16, "Commitments and Contingencies," for further information.

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
Foreign Currency Translation.   The financial statements of subsidiaries located outside of the United States are measured using the currency of the primary economic environment in which they operate as the functional currency. When translating into U.S. dollars, income and expense items are translated at average monthly exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income (loss) ("AOCI") in the consolidated statement of shareholders' equity. The impact of net foreign currency transactions was a loss of $1.6 million, loss of $1.3 million, and gain of $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in other income (expense), net in the accompanying consolidated statement of income.

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-based Compensation.   The Company recognizes compensation expense related to equity awards based on their fair values as of the grant date. For awards with only a service condition, awards granted to employees who are eligible for retirement on the date of the grant are expensed immediately, and awards granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible since these awards vest upon retirement from the Company. Compensation expense for awards granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Performance-based equity awards may have targets tied to performance and/or market-based conditions. Market-based conditions are taken into consideration in determining the grant date fair value, and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided the requisite service has been provided. For performance condition components, the Company periodically updates the probability that the performance conditions will be achieved and adjusts expense accordingly, reflecting the change from prior estimate, if any, in current period non-cash stock compensation expense. The disclosed number of awards granted considers only the targeted number of units until such time that the performance condition has been satisfied. If the performance conditions are not achieved, no award is earned. See Note 18, "Equity Awards," for further information.
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
4. Acquisitions and Sale of Business
2025 Acquisitions
On February 17, 2025, the Company acquired the aerospace business of GMT Gummi-Metall-Technik GmbH (“GMT”) for a purchase price of $37.7 million. The fair value of assets acquired and liabilities assumed included $15.5 million of goodwill, $4.6 million of intangible assets, $0.2 million of property and equipment, and $17.4 million of net working capital. Based in Germany, GMT’s aerospace division (“GMT Aerospace”) develops and manufactures a wide range of tie-rods and rubber-metal anti-vibration systems for commercial and military aerospace applications with annual net sales of approximately €22.0 million. GMT Aerospace has been renamed TriMas Aerospace Germany and is part of the Aerospace segment, which has been presented as held for sale and discontinued operations for all periods presented.
2023 Acquisitions
On April 21, 2023, the Company acquired Weldmac Manufacturing Company ("Weldmac") for a purchase price of $34.0 million, with additional contingent consideration ranging from zero to $10 million based on achievement of earnings targets, as defined in the purchase agreement. The fair value of assets acquired and liabilities assumed included $23.7 million of property and equipment, $20.3 million of net working capital and $10 million of contingent consideration liability, with such estimate representing the Company's best estimate of fair value of contingent consideration based on Level 3 inputs under the fair value hierarchy, as defined. Located in El Cajon, California, Weldmac is a designer and manufacturer of complex metal fabricated components and assemblies for the aerospace, defense and space launch end markets and historically generated $33 million in annual revenue. On July 10, 2023, the Company made a cash payment of $5.5 million as additional consideration for the purchase of Weldmac based on achievement of earnings targets, as defined in the purchase agreement. On October 25, 2024, the Company reached an agreement with the Weldmac sellers to pay $2.25 million as final contingent consideration for the Weldmac acquisition and made a cash payment during the fourth quarter of 2024. The settlement resulted in a $2.25 million gain on the reversal of the contingent consideration liability, which was recognized in other income (expense), net in the results of discontinued operations, and in income (loss) from continuing operations on the consolidated statement of income. Weldmac is part of the Aerospace segment, which has been presented as held for sale and discontinued operations for all periods presented.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Sale of Business
On January 31, 2025, the Company completed the sale of its Arrow Engine business within the Specialty Products segment for net cash proceeds of $21.0 million. As a result, the Company recorded a pre-tax gain of $5.4 million for the year ended December 31, 2025.
5. Discontinued Operations
On November 4, 2025, the Company announced it entered into a definite agreement to sell Aerospace to an affiliate of Tinicum L.P., and funds managed by Blackstone, Inc. for a purchase price of approximately $1.45 billion in cash, subject to customary post-closing adjustments. The closing is expected to occur by the end of the first quarter of 2026, subject to customary regulatory approvals and closing conditions.
The Company determined that Aerospace met the criteria to be classified as a discontinued operation. As a result, the historical results for Aerospace are reported in the accompanying consolidated statement of income as a discontinued operation and the assets and liabilities have been retrospectively reclassified to assets and liabilities held for sale in the accompanying consolidated balance sheet.
The carrying value of the assets and liabilities held for sale were as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Assets
Current assets:
Receivables, net	$60,460	$49,230
Inventories	113,950	98,750
Prepaid expenses and other current assets	1,870	2,300
Total current assets	176,280	150,280
Property and equipment, net	90,780	80,950
Operating lease right-of-use assets	10,360	8,040
Goodwill	86,960	69,300
Other intangibles, net	77,530	82,690
Other assets	1,540	800
Total assets	$443,450	$392,060
Liabilities
Current liabilities:
Accounts payable	$16,370	$18,700
Accrued liabilities	25,000	17,580
Lease liabilities, current portion	6,280	2,040
Total current liabilities	47,650	38,320
Lease liabilities	4,540	6,440
Deferred income taxes	6,160	2,530
Other long-term liabilities	590	370
Total liabilities	$58,940	$47,660

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Results of discontinued operations are summarized as follows (dollars in thousands):

	Year ended December 31,
	2025	2024	2023
Net sales	$396,430	$294,210	$241,400
Cost of sales	(281,220)	(224,290)	(193,380)
Gross profit	115,210	69,920	48,020
Selling, general and administrative expenses	(48,040)	(37,880)	(32,120)
Net loss on dispositions of assets	(170)	(20)	—
Impairment of indefinite-lived intangible assets	—	—	(1,120)
Operating profit	67,000	32,020	14,780
Other income (expense), net	(2,170)	2,200	(40)
Income from discontinued operations, before income taxes	64,830	34,220	14,740
Income tax expense	(17,000)	(8,020)	(3,920)
Income from discontinued operations, net of tax	$47,830	$26,200	$10,820
The depreciation, amortization, capital expenditures, and significant cash flow items of the discontinued operations were as follows (dollars in thousands):

	Year ended December 31,
	2025	2024	2023
Cash flows from discontinued operating activities:
Depreciation	$8,180	$7,900	$7,820
Amortization of intangible assets	10,640	10,280	11,340
Non-cash compensation expense	1,630	1,330	750
Gain on reversal of contingent consideration liability	—	(2,250)	—
Impairment of indefinite-lived intangible assets	—	—	1,120

Cash flows from discontinued investing activities:
Capital expenditures	$(16,660)	$(9,960)	$(14,620)
Acquisition of businesses, net of cash acquired	(37,730)	—	(39,550)

Cash flows from discontinued financing activities:
Payments for contingent consideration	$—	$(2,250)	$—

Supplemental disclosure of cash flow information:
Non-cash property additions	$780	$—	$—
6. Realignment Actions
2025 Realignment Actions
During 2025, the Company recorded $5.2 million of realignment costs related to actions to reorganize its corporate office, primarily for severance and consulting costs, including $1.5 million of non-cash compensation expense. These charges were included in selling, general and administrative expenses in the accompanying consolidated statement of income.
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
7. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Year ended December 31,
Customer End Markets	2025	2024	2023
Consumer Products	$437,770	$418,110	$381,930
Industrial	207,950	212,690	270,220
Total net sales	$645,720	$630,800	$652,150
The Company’s Packaging segment earns revenues from the consumer products (comprised of the beauty and personal care, food and beverage, home care, pharmaceutical, nutraceutical and medical submarkets) and industrial markets. The Specialty Products segment earns revenues from a variety of submarkets within the industrial market.
Contract Assets and Contract Liabilities
The Company has contract assets and contract liabilities primarily related to in-process tooling projects for long-term supply arrangements with a contractual guarantee for reimbursement by the customer. Contract assets primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the Company has not yet met performance obligations. Contract liabilities include deferred tooling revenue, where the performance obligation was not met. The performance obligation is satisfied and cost of goods sold is recognized and released from the balance sheet when control of the tooling is transferred to the customer.
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Contract asset	$8,010	$1,990
Contract liabilities	11,610	7,930
During the year ended December 31, 2025, $3.2 million of revenue was recognized that was recorded as a contract liability as of December 31, 2024. The remainder of the change in the contract liability balance was driven by additional deferrals of $11.9 million, primarily from new billings, as well as an increase in the balance resulting from changes in foreign currency exchange rates, partially offset by revenue recognized on current year deferrals.
8. Goodwill and Other Intangible Assets
Goodwill
The Company performed a qualitative assessment as part of its 2025 and 2024 annual impairment tests (October 1 annual test date) for all reporting units except the reporting units specified below for which the Company elected to perform a quantitative assessment. The qualitative assessment included a review of the Company’s market capitalization. Based on results of the qualitative assessment for the 2025 and 2024 annual impairment test, the Company determined there were no indications that the fair value of a reporting unit was less than its carrying value; therefore, the Company determined that quantitative goodwill impairment tests were not required for all reporting units included in the qualitative assessment.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company performed a quantitative assessment as part of its 2025 annual impairment test (October 1 annual test date) for the Life Sciences reporting unit within the Packaging segment and the Norris Cylinder reporting unit within the Specialty segment, and in 2024 for the Life Sciences reporting unit, after electing the option to bypass the qualitative assessment. In preparing the quantitative analysis, the Company utilized both income and market-based approaches. The income-based approach was conducted using the discounted cash flow method, for which management updated its internal five-year forecast. Assumptions in estimating the future cash flows were based on Level 3 inputs under the fair value hierarchy. The Company also selected appropriate terminal growth rates as well as weighted average cost of capital rates, which considered various factors including the level of inherent risk in achieving the forecast based on prior history and current market conditions. The market-based approach considered comparable publicly traded companies and transactions within the industries where the Company's reporting units participate, and applied their valuation multiples to management's forecast estimates.
Based on results of the 2025 quantitative assessment, the Company determined there were no indications that the fair value of the Life Sciences and Norris Cylinder reporting units were less than their carrying values. Upon completion of the goodwill impairment test, the Company determined that the fair values of the Life Sciences and Norris Cylinder reporting units exceeded their carrying values by approximately 9%, and 64%, respectively, and thus there was no goodwill impairment. For the Life Sciences reporting unit, the Company notes that a 1% increase in the weighted average cost of capital would have resulted in a goodwill impairment charge of approximately $0.9 million, while a 0.5% decrease in the terminal growth rate would have resulted in no impairment to goodwill. For the Norris Cylinder reporting unit, the Company notes that a 1% increase in the weighted average cost of capital or a 0.5% decrease in the terminal growth rate would have resulted in no impairment to goodwill.
Changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 are as follows (dollars in thousands):

		Specialty
	Packaging	Products	Total
Balance, December 31, 2023	$287,350	$6,560	$293,910
Foreign currency translation and other	(6,850)	—	(6,850)
Balance, December 31, 2024	$280,500	$6,560	$287,060
Foreign currency translation and other	13,220	—	13,220
Balance, December 31, 2025	$293,720	$6,560	$300,280

Accumulated impairment losses at December 31, 2025	$58,660	$—	$58,660
Other Intangible Assets
For the purposes of the Company's 2025 and 2024 annual indefinite-lived intangible asset impairment test (as of October 1), the Company performed a qualitative assessment to determine whether it was more likely than not that the fair values of the indefinite-lived intangible assets were less than the carrying values for all indefinite-lived intangible assets except those for the Life Sciences reporting unit within the Packaging segment, for which the Company elected to perform a quantitative assessment. Based on the qualitative assessment performed, the Company did not believe that it is more likely than not that the fair values of each of its indefinite-lived intangible assets were less than the carrying values; therefore, a fair value calculation of the indefinite-lived intangible assets was not required for the 2025 and 2024 annual indefinite-lived intangible asset impairment test for all indefinite-lived intangible assets included in the qualitative assessment.
The Company performed a quantitative assessment as part of its 2025 and 2024 annual indefinite-lived intangible asset impairment test (as of October 1) for the indefinite-lived intangible assets for the Life Sciences reporting unit within the Packaging segment after electing the option to bypass the qualitative assessment. Significant management assumptions used under the relief-from-royalty method reflected the Company's current assessment of the risks and uncertainties associated with the cash flows of the respective underlying indefinite-lived intangible assets and represent Level 3 inputs under the fair value hierarchy. Upon completion of the 2025 quantitative impairment test, the Company determined there were no indications that the fair value of the Life Sciences indefinite-lived intangible asset was less than its carrying value. Upon completion of the 2024 quantitative impairment test, the Company determined that one of the Life Sciences trade names had a carrying value that exceeded its fair value, and therefore recorded an impairment charge of $0.2 million.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the purpose of the Company's 2023 annual indefinite-lived intangible asset impairment test (as of October 1), the Company elected the option to bypass the qualitative assessment and performed a quantitative assessment for all of its indefinite-lived intangible assets except for the Aarts trade name, using the relief-from-royalty method. The Company performed a qualitative assessment for the Aarts trade name as it was acquired less than one year prior and has long-term sales projections consistent with those expected in the purchase price valuation. Significant management assumptions used under the relief-from-royalty method reflected the Company's current assessment of the risks and uncertainties associated with the cash flows of the respective underlying indefinite-lived intangible assets and represent Level 3 inputs under the fair value hierarchy. Upon completion of the 2023 quantitative impairment test, the Company determined that one of the Company's aerospace-related trade names had a carrying value that exceeded its fair value, and therefore recorded an impairment charge of $1.1 million, reported within the results of discontinued operations.
The gross carrying amounts and accumulated amortization of the Company's other intangibles as of December 31, 2025 and 2024 are summarized below (dollars in thousands):

	As of December 31, 2025		As of December 31, 2024
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 - 12 years	$99,270	$(71,810)	$95,110	$(65,340)
Customer relationships, 15 - 25 years	39,280	(39,280)	39,280	(38,180)
Total customer relationships	138,550	(111,090)	134,390	(103,520)
Technology and other, 1 - 15 years	13,630	(12,140)	15,100	(13,500)
Technology and other, 17 - 30 years	41,600	(39,740)	41,600	(39,380)
Total technology and other	55,230	(51,880)	56,700	(52,880)
Indefinite-lived intangible assets:
Trademark/Trade names	45,740	—	43,700	—
Total other intangible assets	$239,520	$(162,970)	$234,790	$(156,400)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Year ended December 31,
	2025	2024	2023
Technology and other, included in cost of sales	$730	$720	$680
Customer relationships, included in selling, general and administrative expenses	5,950	5,800	6,160
Total amortization expense	$6,680	$6,520	$6,840
Estimated amortization expense for the next five fiscal years beginning after December 31, 2025 is as follows (dollars in thousands):

Year ended December 31,	Estimated Amortization Expense
2026	$5,200
2027	5,100
2028	5,080
2029	4,810
2030	4,570

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Inventories
Inventories consist of the following components (dollars in thousands):

	December 31, 2025	December 31, 2024
Finished goods	$45,540	$43,940
Work in process	24,130	22,680
Raw materials	39,050	43,820
Total inventories	$108,720	$110,440
10. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	December 31, 2025	December 31, 2024
Land and land improvements	$7,290	$7,670
Building and building improvements	66,590	67,610
Machinery and equipment	450,960	415,090
	524,840	490,370
Less: Accumulated depreciation	277,330	252,670
Property and equipment, net	$247,510	$237,700
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Year ended December 31,
	2025	2024	2023
Depreciation expense, included in cost of sales	$30,560	$39,180	$30,710
Depreciation expense, included in selling, general and administrative expense	970	1,040	880
Total depreciation expense	$31,530	$40,220	$31,590
In 2024, following a strategic profitability study of cylinder products, the Company ceased use of certain machinery and equipment, resulting in accelerated depreciation expense of $8.2 million due to the shortening of the assets' expected useful lives within the Company's Specialty Products segment.
11. Accrued Liabilities
Accrued liabilities consist of the following components (dollars in thousands):

	December 31, 2025	December 31, 2024
Accrued payroll	$22,040	$11,980
High deductible insurance	2,190	1,760
Deferred revenue	10,580	7,360
Other	24,830	21,660
Total accrued liabilities	$59,640	$42,760

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	December 31, 2025	December 31, 2024
4.125% Senior Notes due April 2029	$400,000	$400,000
Credit Agreement	72,790	1,500
Debt issuance costs	(3,620)	(3,380)
Long-term debt, net	$469,170	$398,120
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
Below is a summary of key terms under the Credit Agreement as of December 31, 2025, compared to the key terms prior to the amendment (showing gross availability):

Instrument	Amount ($ in millions)	Maturity Date
Credit Agreement (as amended)
Senior secured revolving credit facility	$250.0	3/31/2030

Credit Agreement (prior to amending)
Senior secured revolving credit facility	$300.0	3/29/2026

The Credit Agreement is subject to benchmark interest rates determined based on the currency denomination of borrowings, with British pound sterling borrowings subject to the Sterling Overnight Index Average, Euro borrowings subject to the Euro InterBank Offered Rate and U.S. dollar borrowings subject to the Secured Overnight Financing Rate, each plus a spread that ranges from 1.375% to 2.00% based upon the leverage ratio, as defined, as of the most recent determination date. The Company's revolving credit facility allows for the issuance of letters of credit, not to exceed $40.0 million in aggregate.

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
At December 31, 2025, the Company had $72.8 million outstanding under its revolving credit facility and had $171.2 million potentially available after giving effect to $6.0 million of letters of credit issued and outstanding. At December 31, 2024, the Company had $1.5 million outstanding under its revolving credit facility and had $292.2 million potentially available after giving effect to $6.3 million of letters of credit issued and outstanding. The Company's borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of December 31, 2025. After consideration of leverage restrictions contained in the Credit Agreement, as of December 31, 2024, the Company had $216.7 million of borrowing capacity available for general corporate purposes.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $250.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement. The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under any accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). In December 2025, the Company amended the Credit Agreement to clarify the inclusion of Aerospace discontinued operations in the definition of consolidated net income used in ratio calculations. At December 31, 2025, the Company was in compliance with the financial covenants contained in the Credit Agreement.
Other Revolving Loan Facility
In May 2021, the Company, through one of its non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings outstanding on this loan facility as of December 31, 2025 or 2024.
Long-term Debt Maturities
Future maturities of the face value of long-term debt at December 31, 2025 are as follows (dollars in thousands):

Year Ending December 31:	Future Maturities
2026	$—
2027	—
2028	—
2029	400,000
2030	72,790
Thereafter	—
Total	$472,790

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.125% Senior Notes due April 2029	$400,000	$387,000	$400,000	$365,000
Revolving credit facility	72,790	72,790	1,500	1,500
Debt Issuance Costs
The Company's unamortized debt issuance costs approximated $3.6 million and $3.4 million at December 31, 2025 and 2024, respectively, and are included as a direct reduction from the related debt liability in the accompanying consolidated balance sheet. These amounts consisted primarily of legal, accounting and other transaction advisory fees as well as facility fees paid to the lenders. Amortization expense for these items was $1.0 million, $1.0 million and $0.9 million in 2025, 2024 and 2023, respectively, and is included in interest expense in the accompanying consolidated statement of income.
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
As of December 31, 2025 and 2024, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives designated as hedging instruments	Balance Sheet Caption	December 31, 2025	December 31, 2024
Net Investment Hedges
Cross-currency swaps	Other long-term liabilities	$(18,270)	$(2,920)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the income recognized in AOCI on derivative contracts designated as hedging instruments as of December 31, 2025 and 2024, and the amounts reclassified from AOCI into earnings for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivative (net of tax)		Location of Income (Loss) Reclassified from AOCI into Earnings	Amount of Income (Loss) Reclassified from AOCI into Earnings
	As of December 31,			Year ended December 31,
	2025	2024		2025	2024	2023
Net Investment Hedges
Cross-currency swaps	$4,720	$16,300	Other income (expense), net	$—	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.
Derivatives Not Designated as Hedging Instruments
As of December 31, 2025, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of $139.9 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the U.S. dollar and the Euro, Chinese yuan, and the Mexican peso, as well as between the Euro and British pound, and have various settlement dates through March 2026. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of income.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of income (dollars in thousands):

		Amount of Income (Loss) Recognized in Earnings on Derivatives
		Year ended December 31,
	Location of Income (Loss) Recognized in Earnings on Derivatives	2025	2024	2023
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(9,140)	$8,590	$(1,880)
Cross-currency swaps	Other income (expense), net	—	810	—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value of Derivatives
The fair value of the Company's derivative instruments are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 are as follows (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Cross-currency swaps	Recurring	$(18,270)	$—	$(18,270)	$—
Foreign exchange contracts	Recurring	$90	$—	$90	$—
December 31, 2024
Cross-currency swaps	Recurring	$(2,920)	$—	$(2,920)	$—
Foreign exchange contracts	Recurring	$360	$—	$360	$—
14. Leases
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
Supplemental balance sheet information related to the Company's leases are shown below (dollars in thousands):

	Balance Sheet Location	December 31, 2025	December 31, 2024
Assets
Operating leases	Operating lease right-of-use assets	$31,800	$32,440
Finance leases	Property and equipment, net (a)	2,150	2,110
Total lease assets		$33,950	$34,550
Liabilities
Current:
Operating leases	Lease liabilities, current portion	$3,480	$5,540
Finance leases	Lease liabilities, current portion	620	460
Long-term:
Operating leases	Lease liabilities	31,080	29,080
Finance leases	Lease liabilities	730	1,160
Total lease liabilities		$35,910	$36,240
__________________________
(a)     Finance leases were recorded net of accumulated depreciation of $0.7 million and $0.4 million as of December 31, 2025 and 2024, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of lease expense are as follows (dollars in thousands):

		Year ended December 31,
	Statement of Income Location	2025	2024	2023
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$8,410	$7,410	$9,170
Finance lease cost:
Depreciation of lease assets	Cost of sales	240	220	220
Interest on lease liabilities	Interest expense	40	50	60
Short-term, variable and other lease costs	Cost of sales and Selling, general and administrative expenses	3,550	3,440	3,110
Total lease cost		$12,240	$11,120	$12,560
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)	Finance Leases(a)
2026	$8,900	$650
2027	7,690	750
2028	6,750	—
2029	5,570	—
2030	4,330	—
Thereafter	6,450	—
Total lease payments	39,690	1,400
Less: Imputed interest	(5,130)	(50)
Present value of lease liabilities	$34,560	$1,350
__________________________
(a)     The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
Other information related to the Company's leases are as follows (dollars in thousands):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,610	$7,150	$8,220
Operating cash flows from finance leases	40	50	60
Financing cash flows from finance leases	500	480	450
Lease assets obtained in exchange for new lease liabilities:
Operating leases	5,250	4,760	8,310
Finance leases	—	—	2,620
The weighted-average remaining term of the Company's operating leases and finance leases as of December 31, 2025, is 5.6 and 1.6 years, respectively. The weighted-average discount rate for operating and finance leases as of December 31, 2025, is 4.4% and 2.6%, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. Other Long-term Liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	December 31, 2025	December 31, 2024
Non-current asbestos-related liabilities	$32,700	$27,200
Other long-term liabilities	33,140	14,970
Total other long-term liabilities	$65,840	$42,170
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
The Company is responsible for environmental remediation at currently and previously owned facilities and waste sites, including sites defined under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as “Superfund” for which the Company has been named a potential responsible party. During the years ended December 31, 2025 and 2024, the Company recorded pre-tax charges from continuing operations of $6.5 million and $3.2 million within selling, general and administrative expenses in the accompanying consolidated statement of income related to environmental remediation costs. As of December 31, 2025 and 2024, the Company’s total environmental remediation obligation related to its continuing operations was $9.4 million and $3.0 million, respectively, which are primarily recorded with other long-term liabilities within the accompanying balance sheet. The accrual is primarily based on environmental cost estimates provided by third parties and represents the best estimate of the Company’s proportionate share of costs to be incurred for site remediation efforts. Actual costs incurred resulting from the ultimate resolution of these uncertainties could exceed the amount accrued.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Asbestos
As of December 31, 2025, the Company was a party to 591 pending cases involving an aggregate of 5,080 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by its former Lamons division and certain other related subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2025	4,968	302	157	33	5,080	$18,091	$1,580,000
Fiscal year ended December 31, 2024	4,863	269	131	33	4,968	$20,083	$1,750,000
Fiscal year ended December 31, 2023	4,798	261	160	36	4,863	$15,465	$1,920,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 5,080 claims pending at December 31, 2025, 33 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At December 31, 2025, of the 33 claims that set forth specific amounts, there were no claims seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	5	28
Relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 30 years ago, have been $14.4 million. All relief sought in the asbestos cases is monetary in nature. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability.
The Company records a liability and a related insurance recovery asset for asbestos-related claims, which includes both known and unknown claims, based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In 2024, the Company commissioned its actuary to update the asbestos study based on data as of May 31, 2024. The Company recorded a pre-tax charge of $5.5 million to increase the liability estimate to $31.0 million, at the low-end of the range. In 2025, the Company commissioned its actuary to update the asbestos study based on data as of July 31, 2025, which yielded a range of possible future liability of $36.6 million to $48.9 million, before consideration of any potential insurance recoveries. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore recorded a pre-tax charge of $8.0 million to increase the liability estimate to $36.6 million, at the low end of the range. As of December 31, 2025 and December 31, 2024, the Company’s total asbestos-related liability was $35.5 million and $29.7 million, respectively.
The Company’s primary insurance, which covered approximately 40% of historical costs related to settlement and defense of asbestos litigation, expired in November 2018, upon which the Company became solely responsible for defense costs and indemnity payments. The Company is party to a coverage-in-place (CIP) agreement (entered into in 2006) with its first level excess carriers, regarding the coverage to be provided to the Company, for asbestos-related claims. The CIP agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Prior to the commencement of coverage under this agreement, the Company was solely responsible for defense costs and indemnity payments. During 2025, the Company reached the threshold of qualified future settlements required to commence excess carrier insurance coverage under the CIP agreement and began transitioning the administration and settlement of asbestos defense costs and indemnity payments to the insurance carriers. During the three months ended December 31, 2025, the Company reassessed the facts and circumstances surrounding the CIP agreement with the consortium of insurance companies and deemed the realization of the claim for loss recovery probable and reasonably estimable. In connection with the updated actuarial study, the Company estimated the loss recovery of indemnity and defense costs under the CIP agreement, and as such, the Company recognized an insurance recovery asset of $35.8 million, which was commensurate with the assumptions used to calculate the asbestos liability. As of December 31, 2025, the Company's total insurance recovery asset was $34.7 million. The Company will continue to reassess its estimate of insurance recoveries and corresponding accounting for any such recoveries as the facts and circumstances change.
Changes in the carrying amount of the asbestos liability and insurance recovery asset for the year ended December 31, 2025, and 2024 are summarized as follows (dollars in thousands):

	Asbestos Liability	Insurance Recovery Asset	Net
Balance, December 31, 2024	$(29,660)	$—	$(29,660)
Asbestos remeasurement	(8,030)	35,800	27,770
Payments	2,160	(1,100)	1,060
Balance, December 31, 2025	$(35,530)	$34,700	$(830)
Current portion	$(2,830)	$2,820
Noncurrent portion	$(32,700)	$31,880

	Asbestos Liability	Insurance Recovery Asset	Net
Balance, December 31, 2023	$(26,580)	$—	$(26,580)
Asbestos remeasurement	(5,510)	—	(5,510)
Payments	2,430	—	2,430
Balance, December 31, 2024	$(29,660)	$—	$(29,660)
Current portion	$(2,450)	$—
Noncurrent portion	$(27,210)	$—
Asbestos-related benefit (costs), net as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Year ended December 31,
	2025	2024
Asbestos-related benefit (costs), net	$27,770	$(5,510)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
17. Employee Benefit Plans
Pension and Profit-Sharing Benefits
The Company provides a defined contribution profit sharing plan for the benefit of substantially all the Company's domestic salaried and non-union hourly employees. The plan contains both contributory and noncontributory profit sharing arrangements, as defined. Aggregate charges included in the accompanying consolidated statement of income under this plan were $2.7 million, $2.7 million and $2.6 million in 2025, 2024 and 2023, respectively. Certain of the Company's non-U.S. and union hourly employees participate in defined benefit pension plans.
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
Net periodic pension benefit expense recorded in the Company's consolidated statement of income for defined benefit pension plans include the following components (dollars in thousands):

	Pension Benefit
	2025	2024	2023
Service cost	$560	$510	$490
Interest cost	1,300	1,300	1,290
Expected return on plan assets	(1,030)	(2,040)	(2,140)
Settlements and curtailments	140	—	1,020
Amortization of net loss	110	190	120
Net periodic benefit expense (income) (a)	$1,080	$(40)	$780
__________________________
(a) The net periodic benefit expense for the U.S. defined benefit pension plans was $0.4 million, $0.5 million and $0.5 million for 2025, 2024 and 2023, respectively. The net periodic benefit expense (income) for the non-U.S. defined benefit pension plans was $0.7 million, $(0.5) million and $0.3 million for 2025, 2024 and 2023, respectively.
The service cost component of net periodic benefit expense is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of income. The service cost related to discontinued operations included in the table above was $0.3 million in each of the years ended December 31, 2025, 2024 and 2023.
During 2023, the Company recognized a one-time, pre-tax settlement charge of $1.0 million related to the purchase of an annuity contract to transfer the Company's Canadian defined benefit obligations to an insurance company.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Actuarial valuations of the Company's defined benefit pension plans were prepared as of December 31, 2025, 2024 and 2023. Weighted average assumptions used in accounting for the U.S. defined benefit pension plans are as follows:

	Pension Benefit
	2025	2024	2023
Discount rate for obligations	5.58%	5.73%	5.05%
Discount rate for benefit costs	5.73%	5.05%	5.24%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.13%	6.13%	6.13%
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
Weighted average assumptions used in accounting for the non-U.S. defined benefit pension plans are as follows:

	Pension Benefit
	2025	2024	2023
Discount rate for obligations	4.00%	3.90%	4.70%
Discount rate for benefit costs	3.90%	4.70%	4.90%
Rate of increase in compensation levels	5.50%	5.50%	5.50%
Expected long-term rate of return on plan assets	3.60%	5.80%	6.60%

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following provides a reconciliation of the changes in the Company's defined benefit pension plans' projected benefit obligations and fair value of assets for each of the years ended December 31, 2025 and 2024 and the funded status as of December 31, 2025 and 2024 (dollars in thousands):

	Pension Benefit
	2025	2024
Changes in Projected Benefit Obligations
Benefit obligations at January 1	$(27,470)	$(27,470)
Service cost	(560)	(510)
Interest cost	(1,300)	(1,300)
Actuarial (loss) gain (a)	(240)	(270)
Benefit payments	1,920	1,690
Expenses and taxes	260	—
Settlements	(140)	—
Change in foreign currency	(1,200)	390
Projected benefit obligations at December 31 (b)	(28,730)	(27,470)
Less: discontinued operations (b)	(10,340)	(9,780)
Projected benefit obligations at December 31 - continuing operations	$(18,390)	$(17,690)
Changes in Plan Assets
Fair value of plan assets at January 1	$26,130	$27,800
Actual return on plan assets	1,110	(1,050)
Employer contributions	1,460	1,340
Benefit payments	(1,920)	(1,690)
Expenses and taxes	(260)	—
Change in foreign currency	1,190	(270)
Fair value of plan assets at December 31 (c)	27,710	26,130
Less: discontinued operations (c)	10,560	9,410
Fair value of plan assets at December 31 - continuing operations	17,150	16,720
Funded status at December 31 - continuing operations	$(1,240)	$(970)
__________________________
(a) The actuarial loss for the year ended December 31, 2025 was primarily due to the decrease in the discount rate utilized in measuring the U.S. projected benefit obligations. The actuarial loss for the year ended December 31, 2024 was driven by a loss due to changes in financial assumptions and experience loss in the Non-U.S more than offsetting gains from an increase in the discount rate and demographic experience in the U.S.
(b) U.S. projected benefit obligations were $13.0 million and $12.5 million at December 31, 2025 and 2024, respectively. Non-U.S. projected benefit obligations were $15.7 million and $15.0 million at December 31, 2025 and 2024, respectively. Discontinued operations obligations are U.S. only.
(c) The fair value of U.S. plan assets was $11.8 million and $10.5 million at December 31, 2025 and 2024, respectively. The fair value of non-U.S. plan assets was $15.9 million and $15.6 million at December 31, 2025 and 2024, respectively. Discontinued operations plan assets are U.S. only

(Dollars in thousands)	Pension Benefit
	2025	2024
Amounts Recognized in Balance Sheet
Other assets	$1,120	$1,290
Current liabilities	(340)	(250)
Noncurrent liabilities	(2,020)	(2,010)
Net asset (liability) recognized at December 31	$(1,240)	$(970)

Net asset (liability) balance, held for sale	$220	$(370)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)	Pension Benefit
	2025	2024
Amounts Recognized in Accumulated Other Comprehensive Loss
Unrecognized prior service cost	$10	$10
Unrecognized net loss	10,910	10,860
Total accumulated other comprehensive loss recognized at December 31	$10,920	$10,870

(Dollars in thousands)	Accumulated Benefit Obligations		Projected Benefit Obligations
	2025	2024	2025	2024
Benefit Obligations at December 31,
Total benefit obligations	$(28,410)	$(27,270)	$(28,730)	$(27,470)
Plans with benefit obligations exceeding plan assets
Benefit obligations	$(2,050)	$(12,910)	$(2,360)	$(13,110)
Plan assets	$—	$10,490	$—	$10,490
The assumptions regarding discount rates and expected return on plan assets can have a significant impact on amounts reported for benefit plans. A 25 basis point change in benefit obligation discount rates or 50 basis point change in expected return on plan assets would have the following effect (dollars in thousands):

	Pension Benefit
	December 31, 2025 Benefit Obligation	2025 Expense
Discount rate
25 basis point increase	$(810)	$(50)
25 basis point decrease	$860	$50
Expected return on assets
50 basis point increase	N/A	$(70)
50 basis point decrease	N/A	$70
The Company expects to make contributions of $1.0 million to fund its pension plans during 2026, of which $0.6 million relates to discontinued operations.

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
The actual weighted average asset allocation of the Company's domestic and foreign pension plans' assets at December 31, 2025 and 2024 and target allocations by class, were as follows:

	Domestic Pension			Foreign Pension
		Actual			Actual
	Target	2025	2024	Target	2025	2024
Equity securities	47%	47%	48%	—%	—%	—%
Fixed income	50%	50%	48%	—%	—%	—%
Insurance contracts	—%	—%	—%	92%	92%	91%
Cash and other	3%	3%	4%	8%	8%	9%
Total	100%	100%	100%	100%	100%	100%
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the level under the fair value hierarchy (see Note 3, "Summary of Significant Accounting Policies") that the Company's pension plan assets are measured, on a recurring basis as of December 31, 2025 and 2024 (dollars in thousands):

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Plan assets subject to leveling
Investment funds
Equity securities	$5,560	$5,560	$—	$—
Cash and cash equivalents	1,570	1,570	—	—
Insurance contracts	14,700	—	—	14,700
Plan assets measured at net asset value(a)
Common/collective trusts
Fixed income	5,880
Total	$27,710	$7,130	$—	$14,700

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Plan assets subject to leveling
Investment funds
Equity securities	$5,020	$5,020	$—	$—
Cash and cash equivalents	1,870	1,870	—	—
Insurance contracts	14,240	—	—	14,240
Plan assets measured at net asset value(a)
Common/collective trusts
Fixed income	5,000
Total	$26,130	$6,890	$—	$14,240
________________________________________
(a) Certain investments that are measured at fair value using the net asset value per share as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the fair value of plan assets.
The following table provides a reconciliation of changes in Level 3 plan assets for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Level 3 Assets
	2025	2024
Balance at beginning of period	$14,240	$—
Transfers out of Level 3	(890)	—
Gain (loss)	1,350	(430)
Purchases	—	14,670
Balance at end of period	$14,700	$14,240

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following benefit payments for both continuing and discontinued operations, which reflect expected future service, as appropriate, are expected to be paid during the following years (dollars in thousands):

Year ended December 31,	Pension Benefit
2026	$1,760
2027	1,800
2028	1,930
2029	1,920
2030	2,170
Years 2031-2035	11,300
18. Equity Awards
The Company maintains the following long-term equity incentive plans (collectively, the "Plans"):

Plan Names	Shares Approved for Issuance
TriMas Corporation 2023 Equity and Incentive Compensation Plan	2,151,359
TriMas Corporation Director Retainer Share Election Program	100,000
In June 2025, the Company granted inducement awards of 152,439 restricted stock units and 900,000 stock options to the new Chief Executive Officer. The inducement awards were made in reliance on Nasdaq Stock Market (“Nasdaq”) Listing Rule 5635(c), which exempts certain inducement equity grants from the general requirement under the Nasdaq rules that equity-based compensation plans and arrangements be approved by the Registrant’s stockholders.
Stock Options
The Company granted an inducement award of 900,000 premium-priced stock options during the year ended December 31, 2025. All stock option awards granted in 2025 relate to continuing operations. The Company estimated the grant-date fair value of the awards using the Black-Scholes option pricing model using the following weighted-average assumptions: risk-free interest rate of 4.1%, expected volatility of 33.0%, annual dividend payment of $0.16, and an expected term of 6.5 years.
Information related to stock options as of and for the year ended December 31, 2025 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	—	$—
Granted	900,000	41.11
Outstanding at December 30, 2025	900,000	$41.11	9.5	$640,000
As of December 31, 2025, there was $5.2 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.4 years.
The Company recognized approximately $1.6 million of stock-based compensation expense related to stock options during the year ended December 31, 2025, and no stock-based compensation expense related to stock options during the years ended December 31, 2024 and 2023. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Units
The disclosures related to restricted stock units include both continuing and discontinued operations.
The Company awarded the following restricted stock units ("RSUs") during 2025, 2024, and 2023:
•Granted 152,439 RSUs in 2025 as an inducement award to the new Chief Executive Officer, which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company;
•Granted 305,065, 297,761, and 275,515, RSUs, respectively, to certain employees, which are subject only to a service condition and vest ratably over one, two, or three years so long as the employee remains with the Company;
•Granted 36,396, 32,544 and 27,560 RSUs, respectively, to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate their service prior to the vesting date;
•Issued 1,242, 4,581 and 3,317 RSUs, respectively, related to director fee deferrals as certain of the Company's directors elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date; and
•Issued 134, 125 and 174 RSUs, respectively, to certain employees related to dividend equivalent rights on existing equity awards.
The Company awarded the following RSUs during 2023:
•Granted 8,912 RSUs to certain employees, which are subject only to a service condition and fully vest at the end of three years so long as the employee remains with the Company.
During 2025, the Company awarded 95,023 performance-based RSUs to certain Company key employees which vest three years from the grant date as long as the employee remains with the Company. These awards are initially earned 50% based upon the Company's achievement of an earnings per share compound annual growth rate ("EPS CAGR") metric and 50% based upon the Company's cash return on net assets ("Cash RONA") metric over a period beginning January 1, 2025 and ending December 31, 2027. The total EPS CAGR and Cash RONA performance-based RSUs initially earned shall be subject to modification based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group, measured over the performance period. TSR is calculated as the Company's average closing stock price for the 20 trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20 trading days prior to the start of the performance period. The Company estimates the grant-date fair value subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk-free rate of 4.00% and annualized volatility of 30.8%. Depending on the performance achieved for these two metrics, the amount of shares earned, if any, can vary for each metric from 0% of the target award to a maximum of 250% of the target. The Company awarded 109,640 and 95,017 of similar performance-based RSUs in 2024 and 2023, respectively.
During 2022, the Company awarded 85,156 performance-based RSUs to certain key employees which vest three years from the grant date as long as the employee remains with the Company. These awards are earned 50% based upon the Company's achievement of an EPS CAGR metric over a period beginning January 1, 2022, and ending December 31, 2024. The remaining 50% of the awards are earned based on the Company's TSR relative to the TSR of the common stock of a pre-defined industry peer-group, measured over the performance period. TSR is calculated as the Company's average closing stock price for the 20 trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20 trading days prior to the start of the performance period. The Company estimates the grant-date fair value subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk-free rate of 1.88% and annualized volatility of 36.5%. Depending on the performance achieved for these two metrics, the amount of shares earned, if any, can vary for each metric from 0% of the target award to a maximum of 200% of the target award. For similar performance-based RSUs awarded in 2019 and 2020, the Company attained 65.4% and 62.7%, respectively, of the target on a weighted average basis, resulting in a decrease of 24,975 and 32,430 shares during 2022 and 2023, respectively. For similar performance-based RSUs awarded in 2022 and 2021, the Company did not meet the minimum performance threshold resulting in a decrease of 69,205 and 50,941 shares during 2025 and 2024, respectively.

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
Information related to restricted shares as of and for the year ended December 31, 2025 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	823,943	$27.63
Granted	590,299	25.49
Vested	(261,517)	27.20
Cancelled	(143,588)	30.99
Outstanding at December 31, 2025	1,009,137	$26.01	1.0	$35,770,000
As of December 31, 2025, there was $7.9 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted average period of 2.0 years.
The Company recognized stock-based compensation expense related to restricted shares from continuing operations of $8.4 million, $5.6 million and $8.9 million in 2025, 2024 and 2023, respectively. The stock-based compensation expense from continuing operations is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
19. Earnings (Loss) per Share
Net income (loss) is divided by the weighted average number of common shares outstanding during the year to calculate basic earnings (loss) per share. The following table summarizes the dilutive effect of RSUs and stock options on common stock:

	Year ended December 31,
	2025	2024	2023
Weighted average common shares—basic	40,384,270	40,725,714	41,439,027
Dilutive effect of restricted stock units	405,867	—	246,321
Weighted average common shares—diluted	40,790,137	40,725,714	41,685,348
Anti-dilutive shares excluded from the computation of diluted earnings per share for the year ended December 31, 2025 were 470,239 shares. For the year ended December 31, 2024, 330,279 shares were excluded from the computation of diluted earnings (loss) per share as the inclusion would have been anti-dilutive. For the year ended December 31, 2023, no shares were excluded from the computation of diluted earnings (loss) per share.
In November 2025, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $150 million in the aggregate, adding to the $65.4 million remaining under the previous authorization. The previous authorization, approved in March 2020, authorized up to $250 million of purchases in the aggregate of its common stock. During 2025, 2024 and 2023, the Company purchased 3,124,866, 771,067 and 680,594 shares of its outstanding common stock for $103.3 million, $19.3 million and $18.8 million, respectively. As of December 31, 2025, the Company has $48.9 million remaining under the repurchase authorization.
Holders of common stock are entitled to dividends at the discretion of the Company's Board of Directors. In 2021, the Company's Board of Directors declared the first dividend since the Company's initial public offering in 2007. Since the fourth quarter of 2021, the Company has declared dividends of $0.04 per share of common stock in each quarter, and total dividends declared and paid on common shares during 2025, 2024 and 2023 were $6.6 million, $6.6 million and $6.7 million, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20. Other Comprehensive Income (Loss)
Changes in AOCI by component for the year ended December 31, 2025 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2024	$(8,010)	$16,300	$(26,840)	$(18,550)
Net unrealized gains (losses) arising during the period (a)	(580)	(11,580)	34,350	22,190
Less: Net realized gains (losses) reclassified to net income	(40)	—	3,690	3,650
Net current-period other comprehensive income (loss)	(540)	(11,580)	30,660	18,540
Balance, December 31, 2025	$(8,550)	$4,720	$3,820	$(10)
__________________________
(a) Defined benefit plans, net of income tax of $0.2 million. See Note 17, "Employee Benefit Plans," for additional details. Derivative instruments, net of income tax of $3.8 million. See Note 13, "Derivative Instruments," for further details.
Changes in AOCI by component for the year ended December 31, 2024, are summarized as follows, net of tax (dollars in thousands):

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
__________________________
(a) Defined benefit plans, net of income tax of $0.8 million. See Note 17, "Employee Benefit Plans," for additional details. Derivative instruments, net of income tax of $0.9 million. See Note 13, "Derivative Instruments," for further details.
21. Segment Information
The Company defines its segments consistent with how internally reported financial information is regularly reviewed by the chief operating decision maker to analyze financial performance, make decisions, and allocate resources. TriMas reports its operations in two segments: Packaging and Specialty Products. Each of these segments has discrete financial information that is regularly evaluated by TriMas' President and Chief Executive Officer (chief operating decision maker). The chief operating decision maker uses segment operating profit when assessing segment performance, determining resource and capital allocation and developing the overall strategic direction of the Company. The chief operating decision maker analyzes segment operating profit on a monthly basis by comparing actual results to forecasted and budgeted expectations to assess performance. During the year ended December 31, 2025, the Company updated its key reports used by its chief operating decision maker to include segment operating profit.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Segment activity is as follows (dollars in thousands):

	Packaging	Specialty Products	Total
As of December 31, 2025
Net sales	$535,540	$110,180	$645,720
Cost of sales	(408,110)	(99,450)
Selling, general and administrative expenses	(58,800)	(6,330)
Other segment items (a)	(490)	(210)
Segment operating profit	$68,140	$4,190	$72,330
Corporate (b)			(31,030)
Interest expense			(18,030)
Other income (expense), net			990
Income from continuing operations			$24,260

As of December 31, 2024
Net sales	$512,320	$118,480	$630,800
Cost of sales	(388,670)	(112,590)
Selling, general and administrative expenses	(56,410)	(7,790)
Other segment items (c)	880	(90)
Segment operating profit	$68,120	$(1,990)	$66,130
Corporate (d)			(50,960)
Interest expense			(19,560)
Other income (expense), net			210
Loss from continuing operations			$(4,180)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Packaging	Specialty Products	Total
As of December 31, 2023
Net sales	$463,600	$188,550	$652,150
Cost of sales	(354,560)	(144,290)
Selling, general and administrative expenses	(48,760)	(7,830)
Other segment items (a)	(150)	(30)
Segment operating profit	$60,130	$36,400	$96,530
Corporate (e)			(45,870)
Interest expense			(15,920)
Other income (expense), net			1,110
Income from continuing operations			$35,850
__________________________
(a) Other segment items for each reportable segment includes net gain (loss) on dispositions of assets.
(b) Includes $27.8 million of net asbestos-related benefit, $8.3 million of realignment, severance and consulting costs, $6.5 million of environmental remediation charges, $6.3 million of system implementation costs, $5.4 million gain of the sale of Arrow Engine, and $0.6 million of mergers, acquisition, diligence and transaction costs.
(c) Other segment items for each reportable segment includes net gain (loss) on dispositions of assets and impairment of indefinite-lived intangible assets for the Packaging segment.
(d) Includes $5.5 million of asbestos-related expense, $4.7 million of system implementation costs, $3.5 million of realignment, severance and consulting costs, $3.5 million of mergers, acquisition, diligence and transaction costs, and $3.2 million of environmental remediation charges.
(e) Includes $4.2 million of realignment, severance and consulting costs, $2.2 million of mergers, aquisition, diligence and transaction costs, and $0.7 million of system implementation costs.

	Packaging	Specialty Products	Corporate	Total
As of December 31, 2025
Capital expenditures	$28,830	$5,950	$1,300	$36,080
Depreciation and amortization	34,770	3,010	430	38,210
Total assets (a)	855,080	73,890	112,660	1,041,630
As of December 31, 2024
Capital expenditures	30,860	7,100	3,040	41,000
Depreciation and amortization (b)	34,250	12,270	220	46,740
Total assets	811,190	89,210	31,720	932,120
As of December 31, 2023
Capital expenditures	29,060	10,410	100	39,570
Depreciation and amortization	34,170	4,130	130	38,430
Total assets	830,620	92,770	25,940	949,330
__________________________
(a) Corporate total assets as of December, 31, 2025, includes a $53.9 million deferred tax asset as a result of the planned divestiture of Aerospace and a $34.7 million asbestos-related insurance recovery asset. See Note 22. "Income Taxes," and Note 16, "Commitment and Contingencies," for further details.
(b) Depreciation and amortization for the Specialty Products segment in 2024 includes $8.2 million of accelerated depreciation. See Note 10, "Property and Equipment, Net," for further details.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the Company's net sales for each of the years ended December 31 and long-lived assets at each year ended December 31, by geographical area (dollars in thousands).

	As of December 31,
	2025		2024		2023
	Net Sales	Long-lived Assets	Net Sales	Long-lived Assets	Net Sales	Long-lived Assets
Non-U.S.
Europe	$150,460	$237,020	$159,000	$217,110	$153,110	$238,640
Asia Pacific	34,760	33,460	33,770	29,550	34,240	27,000
Other Americas	52,510	26,490	35,080	26,560	19,590	30,310
Total non-U.S.	237,730	296,970	227,850	273,220	206,940	295,950

Total U.S.	407,990	327,370	402,950	329,930	445,210	336,710
Total	$645,720	$624,340	$630,800	$603,150	$652,150	$632,660
The Company's export sales from the U.S. approximated $12.9 million, $10.0 million and $27.9 million in 2025, 2024 and 2023, respectively.
22. Income Taxes
The Company's income (loss) before income taxes and income tax (benefit) expense, each by tax jurisdiction, consists of the following (dollars in thousands):

	Year ended December 31,
	2025	2024	2023
Income (loss) before income taxes:
Domestic	$(7,590)	$(31,200)	$3,890
Foreign	31,850	27,020	31,960
Total income (loss) before income taxes	$24,260	$(4,180)	$35,850
Current income tax (benefit) expense:
Federal	$(10,530)	$(6,260)	$1,280
State and local	(1,230)	250	580
Foreign	5,510	8,010	8,810
Total current income tax (benefit) expense	(6,250)	2,000	10,670
Deferred income tax (benefit) expense:
Federal	(44,850)	(1,100)	(220)
State and local	1,510	(670)	(430)
Foreign	1,540	(2,460)	(3,710)
Total deferred income tax (benefit) expense	(41,800)	(4,230)	(4,360)
Income tax (benefit) expense	$(48,050)	$(2,230)	$6,310

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of deferred taxes are as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Accounts receivable	$740	$900
Inventories	1,040	1,790
Accrued liabilities and other long-term liabilities	16,210	18,460
Operating lease liability	7,970	8,220
Research and experimentation costs	—	5,000
Tax loss and credit carryforwards	26,410	27,520
Outside basis difference on held for sale assets (Aerospace Group)	53,900	—
Other	(740)	(290)
Gross deferred tax asset	105,530	61,600
Valuation allowances	(14,940)	(15,500)
Net deferred tax asset	90,590	46,100
Deferred tax liabilities:
Property and equipment	(19,740)	(20,810)
Right of use asset	(7,280)	(7,670)
Goodwill and other intangible assets	(26,950)	(24,050)
Investment in foreign affiliates, including withholding tax	(660)	(390)
Gross deferred tax liability	(54,630)	(52,920)
Net deferred tax asset (liability)	$35,960	$(6,820)
During the fourth quarter of 2025, the Company entered into an agreement to sell Aerospace, with the transaction expected to close in 2026. As a result of this planned divestiture, the Company concluded that the outside basis difference in its Aerospace investment is expected to reverse in the foreseeable future. Accordingly, the Company recognized a deferred tax asset of $53.9 million for the excess of the tax basis over the book basis of the Aerospace investment, in accordance with ASC 740‑30‑25‑9 and 25‑10.
The Company has recorded deferred tax assets on $45.0 million of various state operating loss carryforwards and $86.3 million of various foreign operating loss carryforwards. The majority of the state tax loss carryforwards expire between 2026 and 2032 and the majority of the foreign losses have indefinite carryforward periods.
The Company recognizes a valuation allowance for the deferred tax asset associated with its foreign tax credits due to the uncertainty in the ability to utilize these credits in future years.
The Company has not made a provision for U.S. or additional foreign withholding taxes related to investments in foreign subsidiaries that are indefinitely reinvested since any excess of the amount for financial reporting over the tax basis in these investments is not significant as of December 31, 2025.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2025, the Company adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements To Income Tax Disclosures” on a prospective basis. As required by ASU 2023-09, the following table presents the differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 21% for the year ended December 31, 2025 (dollars in thousands):

	Year ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$5,100	21.0%
State and local income taxes, net of federal income tax effect	240	1.0%
Foreign tax effects
Brazil
Statutory tax rate difference between foreign jurisdictions and United States	870	3.6%
Other	10	—%
China
Statutory tax rate difference between foreign jurisdictions and United States	320	1.3%
Other	150	0.6%
Germany
Net operating losses utilization from German Profit and Loss Sharing Agreement	(1,030)	(4.2)%
Other	(210)	(0.9)%
Italy
Italy regional tax (IRAP)	390	1.6%
Tax effect of special depreciation incentives (Hyper/Super Depreciation)	(420)	(1.7)%
Other	30	0.1%
Netherlands
Deduction of loss from liquidation of foreign subsidiary	(1,180)	(4.9)%
Global Minimum Tax (Pillar Two)	840	3.5%
Other	(310)	(1.3)%
United Kingdom
Statutory tax rate difference between foreign jurisdictions and United States	540	2.2%
Other	(590)	(2.4)%
Other foreign jurisdictions	350	1.4%
Effect of cross-border tax laws	(70)	(0.3)%
Tax credits
Research and development tax credits	(350)	(1.4)%
Nontaxable or nondeductible items
Share-based compensation	590	2.4%
Interest expense	1,330	5.5%
Other	90	0.4%
Changes in unrecognized tax	(150)	(0.6)%
Other adjustments
Outside basis difference on held for sale assets (Aerospace Group)	(53,900)	(222.2)%
Realized outside basis difference on sale of Arrow Engine	(650)	(2.7)%
Other	(40)	(0.2)%
Total tax benefit / Effective tax rate	$(48,050)	(198.1)%
For 2025, the effect of the state and local income tax category was primarily attributable to California, and the effect of the foreign tax category was primarily attributable to the Netherlands.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense allocated to income before income taxes (dollars in thousands) for years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
U.S. federal statutory rate	21%	21%
Tax at U.S. federal statutory rate	$(870)	$7,520
State and local taxes, net of federal tax benefit	(560)	160
Differences in statutory foreign tax rates	2,080	3,080
Change in recognized tax benefits	(420)	(120)
Share-based compensation	330	430
Tax credits and incentives	(1,230)	(1,330)
Net change in valuation allowance	(1,280)	(2,920)
Nondeductible compensation	(430)	560
Other, net	150	(1,070)
Income tax (benefit) expense	$(2,230)	$6,310
Unrecognized Tax Benefits
The Company had $0.5 million and $0.6 million of unrecognized tax benefits ("UTBs") as of December 31, 2025 and 2024, respectively. If the UTBs were recognized, the impact to the Company's effective tax rate would be to reduce reported income tax expense for the years ended December 31, 2025 and 2024 by $0.5 million and $0.6 million, respectively.
A reconciliation of the change in the UTBs for the years ended December 31, 2025 and 2024 is as follows (dollars in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2023	$830
Tax positions related to current year:
Additions	120
Tax positions related to prior years:
Additions	—
Reductions	(20)
Settlements	—
Lapses in the statutes of limitations	(340)
Balance at December 31, 2024	$590
Tax positions related to current year:
Additions	110
Tax positions related to prior years:
Additions	—
Reductions	(10)
Settlements	—
Lapses in the statutes of limitations	(210)
Balance at December 31, 2025	$480
In addition to the UTBs summarized above, the Company has recorded $0.2 million and $0.3 million in potential interest and penalties associated with uncertain tax positions as of December 31, 2025 and 2024, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company is subject to U.S. federal, state and local, and certain non-U.S. income tax examinations for tax years 2015 through 2025. In addition, there are currently several state and foreign income tax examinations in process. The Company does not believe that the results of these examinations will have a significant impact on the Company's tax position or its effective tax rate.
Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to UTBs and is not aware of, nor does it anticipate, any subsequent events that could have a significant impact on the Company's financial position during the next twelve months.
As required by ASU 2023-09, income taxes paid (refunded) are as follows (dollars in thousands):

Year ended December 31, 2025
Federal	$2,330
State	(690)
California	(820)
Other	130
Foreign	8,990
Brazil	2,240
China	2,080
Germany	970
Italy	1,470
United Kingdom	1,230
Other	1,000
Total paid (refunded), net	$10,630

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
23. Summary Quarterly Financial Data (unaudited)
The Company's unaudited quarterly financial data is as follows (dollars in thousands, except for per share data):

	As of December 31, 2025
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$152,460	$171,750	$166,020	$155,490
Gross profit	32,830	37,950	34,470	32,910
Income (loss) from continuing operations	1,940	2,410	(4,890)	72,850
Income from discontinued operations, net of income taxes	10,480	14,310	14,190	8,850
Net income	12,420	16,720	9,300	81,700
Earnings per share—basic:
Continuing operations	$0.05	$0.06	$(0.12)	$1.84
Discontinued operations	0.26	0.35	0.35	0.22
Net income per share	$0.31	$0.41	$0.23	$2.06
Weighted average shares—basic	40,605,288	40,647,361	40,650,933	39,633,498
Earnings per share—diluted:
Continuing operations	$0.05	$0.06	$(0.12)	$1.81
Discontinued operations	0.25	0.35	0.35	0.22
Net income per share	$0.30	$0.41	$0.23	$2.03
Weighted average shares—diluted	40,969,299	40,929,861	40,650,933	40,148,066

	As of December 31, 2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$159,760	$162,780	$158,530	$149,730
Gross profit	37,140	34,720	35,220	22,460
Income (loss) from continuing operations	(10)	3,570	(1,990)	(3,520)
Income from discontinued operations, net of income taxes	5,150	7,370	4,520	9,160
Net income	5,140	10,940	2,530	5,640
Earnings per share—basic:
Continuing operations	$—	$0.09	$(0.05)	$(0.09)
Discontinued operations	0.13	0.18	0.11	0.23
Net income per share	$0.13	$0.27	$0.06	$0.14
Weighted average shares—basic	41,018,049	40,699,287	40,612,413	40,573,108
Earnings per share—diluted:
Continuing operations	$—	$0.09	$(0.05)	$(0.09)
Discontinued operations	0.13	0.18	0.11	0.23
Net income per share	$0.13	$0.27	$0.06	$0.14
Weighted average shares—diluted	41,018,049	40,999,038	40,612,413	40,573,108

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
24. Subsequent Events
On February 19, 2026, the Company announced that its Board of Directors had declared a cash dividend of $0.04 per share of TriMas Corporation common stock, which will be payable on March 6, 2026, to shareholders of record as of the close of business on February 27, 2026.
On February 26, 2026, the Company announced its Board of Directors authorized the Company to increase the purchase of its common stock up to $150 million in the aggregate, adding to the $48.9 million remaining under the previous authorization.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of December 31, 2025, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")), pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, the Company's disclosure controls and procedures were effective to provide reasonable assurance that they would meet their objectives.
We completed the acquisition of TriMas Aerospace Germany on February 17, 2025, and have not yet included this acquisition in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include TriMas Aerospace Germany. TriMas Aerospace Germany accounted for $43.5 million of total assets and $23.9 million of total net sales included within income from discontinued operations, net of income taxes, as of and for the year ended December 31, 2025.
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
In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2025. Management's assessment of internal control over financial reporting as of December 31, 2025 excludes internal control over financial reporting related to TriMas Aerospace Germany (acquired on February 17, 2025), which accounted for $43.5 million of total assets and $23.9 million of net sales included within income from discontinued operations, net of income taxes, as of and for the year ended December 31, 2025. Management's assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2025.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the Company's consolidated financial statements, has also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, as stated in their report below.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of TriMas Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TriMas Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements and financial statement schedule.
As described in Annual Report on Internal Control over Financial Reporting , management excluded from its assessment the internal control over financial reporting at TriMas Aerospace Germany, which was acquired on February 17, 2025, and whose financial statements constitute $43.5 million of total assets and $23.9 million of total net sales included within income from discontinued operations, net of income taxes of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at TriMas Aerospace Germany.
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
/s/ Deloitte & Touche LLP

Detroit, Michigan
March 2, 2026

Changes in disclosure controls and procedures
There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    Other Information
During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
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
The information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Shareholders.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Shareholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Shareholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Shareholders.
Item 14.    Principal Accountant Fees and Services
The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), as required by this item, is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Listing of Documents
(1)   Financial Statements
The Company's Financial Statements included in Item 8 hereof, as required at December 31, 2025 and December 31, 2024, and for the periods ended December 31, 2025, December 31, 2024 and December 31, 2023, consist of the following:
Balance Sheet
Statement of Income
Statement of Comprehensive Income
Statement of Cash Flows
Statement of Shareholders' Equity
Notes to Financial Statements
(2)   Financial Statement Schedules
Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2025, December 31, 2024 and December 31, 2023, consists of the following:
Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, not required, or the information is otherwise included in the financial statements or the notes thereto.
(3)   Exhibits
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934, as amended, by TriMas Corporation (File No. 001-10716), unless otherwise noted.

2.1
Equity Purchase Agreement, dated November 4, 2025, among TriMas Corporation, TriMas Company LLC, Aero Products Group LLC, TriMas International Holdings LLC, Rieke Germany GmbH & Co. KG, and Takeoff Buyer, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 5, 2025.**

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

10.11	Executive Severance / Change in Control Policy, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2021.*
10.12
Form of Performance Stock Units Agreement - 2023 LTI - under the 2017 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2023.*

10.13
Form of Restricted Stock Units Agreement (Three-Year Vest) - 2023 LTI - under the 2017 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2023.*

10.14	TriMas Corporation 2023 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2023.*
10.15
Seventh Amendment to the Credit Agreement, dated as of April 7, 2023, by and among TriMas Corporation, TriMas Company LLC and JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lenders from time to time thereto, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2023.**

10.16
Form of Performance Stock Units Agreement - 2024 LTI - under the 2023 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2024.*

10.17
Form of Restricted Stock Units Agreement (Three-Year Ratable Vest) - 2024 LTI - under the 2023 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2024.*

10.18
Form of Restricted Stock Units Agreement (Board of Directors) (One-Year Vest) - 2024 LTI - under the 2023 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2024.*

10.19
Eighth Amendment to the Credit Agreement, dated as of March 31, 2025, by and among TriMas Corporation, TriMas Company LLC, certain other subsidiaries of TriMas Corporation party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lenders from time to time thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2025.**

10.20
Form of Performance Stock Units Agreement - 2025 LTI - under the 2023 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2025.*

10.21
Form of Restricted Stock Units Agreement (Three-Year Ratable Vest) - 2025 LTI - under the 2023 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2025.*

10.22
Form of Restricted Stock Units Agreement (One-Year Cliff Vest) - 2025 LTI - under the 2023 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2025.*

10.23
Form of Restricted Stock Units Agreement (Two-Year Ratable Vest) - 2025 LTI - under the 2023 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2025.*

10.24
Transition and Separation Agreement between TriMas Corporation and Thomas A. Amato dated January 4, 2025, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2025.*

10.25	Form of February 2025 Executive Retention Award letter agreement, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2025.*
10.26
Restricted Stock Units Agreement (Interim CFO) (One-Year Cliff Vest) under the 2023 Equity and Incentive Compensation Plan, dated as of March 20, 2025, by and between TriMas Corporation and Teresa M. Finley, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2025.*

10.27	Offer Letter between TriMas Corporation and Thomas Snyder dated as of June 3, 2025, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2025.*
10.28
Restricted Stock Units Inducement Award Agreement (Three-Year Ratable Vest), dated as of June 24, 2025, by and between TriMas Corporation and Thomas Snyder, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-288286) filed on June 24, 2025.*

10.29
Non-Qualified Stock Option Inducement Award Agreement (Five-Year Ratable Vest), dated as of June 24, 2025, by and between TriMas Corporation and Thomas Snyder, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-288286) filed on June 24, 2025.*

10.30
Severance Agreement between TriMas Corporation and Thomas J. Snyder dated as of June 23, 2025, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2025.*

10.31
Indemnification Agreement between TriMas Corporation and Thomas J. Snyder dated as of June 23, 2025, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2025.*

10.32	Offer Letter between TriMas Corporation and Paul Swart dated November 30, 2025.*
10.33	Severance Agreement between TriMas Corporation and Paul Swart dated as of December 15, 2025.*
10.34	Indemnification Agreement between TriMas Corporation and Paul Swart dated as of December 15, 2025*
10.35
Ninth Amendment to the Credit Agreement, dated as of December 29, 2025, by and among TriMas Corporation, TriMas Company LLC and JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lenders from time to time thereto.

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
101
The following materials from TriMas Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

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

TRIMAS CORPORATION (Registrant)

		BY:	/s/ THOMAS J. SNYDER
DATE:	March 2, 2026		Name: Thomas J. Snyder Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS J. SNYDER	President and Chief Executive Officer	March 2, 2026
Thomas J. Snyder	(Principal Executive Officer) and Director

/s/ PAUL A. SWART	Chief Financial Officer	March 2, 2026
Paul A. Swart	(Principal Financial Officer and Principal Accounting Officer)

/s/ HERBERT K. PARKER	Chairman of the Board of Directors	March 2, 2026
Herbert K. Parker

/s/ HOLLY M. BOEHNE	Director	March 2, 2026
Holly M. Boehne

/s/ JEFFREY A. FIELKOW	Director	March 2, 2026
Jeffrey A. Fielkow

/s/ TERESA M. FINLEY	Director	March 2, 2026
Teresa M. Finley

/s/ SHAWN S. SEDAGHAT	Director	March 2, 2026
Shawn S. Sedaghat

/s/ ADRIANNE W. SHAPIRA	Director	March 2, 2026
Adrianne W. Shapira

/s/ NICK L. STANAGE	Director	March 2, 2026
Nick L. Stanage

/s/ DANIEL P. TREDWELL	Director	March 2, 2026
Daniel P. Tredwell

SCHEDULE II
PURSUANT TO ITEM 15(a)(2)
OF FORM 10-K VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
December 31, 2025, 2024 AND 2023

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED (CREDITED) TO OTHER ACCOUNTS	DEDUCTIONS(A)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
Year ended December 31, 2025	$2,370,000	$350,000	$(660,000)	$720,000	$1,340,000
Year ended December 31, 2024	$3,070,000	$1,480,000	$160,000	$2,340,000	$2,370,000
Year ended December 31, 2023	$1,430,000	$1,950,000	$210,000	$520,000	$3,070,000
________________________________________
(A)Deductions, representing uncollectible accounts written-off, less recoveries of amounts reserved in prior years.