Form 10-Q
period 2026-03-31
TRIMAS CORP
filed 2026-04-30
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	March 31, 2026
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 23, 2026, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 35,827,685 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to: general economic and currency conditions; competitive factors; market demand; our ability to realize our business strategies; government and regulatory actions, including, without limitation, the impact of current and future tariffs and reciprocal tariffs, quotas and surcharges, as well as climate change legislation and other environmental regulations; our ability to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of such acquisitions; our ability to recognize the benefits of and effectively deploy the net proceeds from the sale of our Aerospace segment; pressures on our supply chain, including the price and availability of raw materials, the impacts of geopolitical conflicts, and inflationary pressures on raw material and energy costs, and customers; the performance of our subcontractors and suppliers; risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; risks associated with a concentrated customer base; information technology and other cyber-related risks; risks related to our international operations; changes to fiscal and tax policies; intellectual property factors; uncertainties associated with our ability to meet customers’ and suppliers’ sustainability and environmental, social and governance ("ESG") goals and achieve our sustainability and ESG goals in alignment with our own announced targets; litigation; contingent liabilities relating to acquisition and disposition activities; interest rate volatility; our leverage; liabilities imposed by our debt instruments; labor disputes and shortages; the disruption of operations from catastrophic or extraordinary events, including, but not limited to, natural disasters, geopolitical conflicts and public health crises; the amount and timing of future dividends and/or share repurchases, which remain subject to Board approval and depend on market and other conditions; our future prospects; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2025, and elsewhere in this report. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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
We disclose important factors that could cause our actual results to differ materially from our expectations implied by our forward-looking statements under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributed to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other conditions, results of operations, prospects and ability to service our debt.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	March 31, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,309,610	$30,020
Receivables, net of reserves of $1.3 million as of March 31, 2026 and December 31, 2025	128,610	111,270
Inventories	117,270	108,720
Prepaid expenses and other current assets	34,450	36,380
Current assets, discontinued operations	—	176,280
Total current assets	1,589,940	462,670
Property and equipment, net	243,540	247,510
Operating lease right-of-use assets	38,580	31,800
Goodwill	297,890	300,280
Other intangibles, net	74,520	76,550
Deferred income taxes	7,350	53,670
Other assets	45,310	45,430
Non-current assets, discontinued operations	—	267,170
Total assets	$2,297,130	$1,485,080
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$267,170	$72,280
Accrued liabilities	53,160	59,640
Lease liabilities, current portion	7,190	4,100
Current liabilities, discontinued operations	—	47,650
Total current liabilities	327,520	183,670
Long-term debt, net	396,620	469,170
Lease liabilities	35,470	31,810
Deferred income taxes	26,220	17,710
Other long-term liabilities	61,490	65,840
Non-current liabilities, discontinued operations	—	11,290
Total liabilities	847,320	779,490
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 36,336,668 shares at March 31, 2026 and 37,630,206 shares at December 31, 2025	360	380
Paid-in capital	532,540	577,810
Retained earnings	917,120	127,410
Accumulated other comprehensive income (loss)	(210)	(10)
Total shareholders' equity	1,449,810	705,590
Total liabilities and shareholders' equity	$2,297,130	$1,485,080

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended March 31,
	2026	2025
Net sales	$168,280	$152,460
Cost of sales	(131,410)	(119,630)
Gross profit	36,870	32,830
Selling, general and administrative expenses	(29,990)	(30,970)
Net gain on dispositions of assets	10	5,290
Operating profit	6,890	7,150
Other expense, net:
Interest expense	(5,240)	(4,520)
Other income (expense), net	890	(40)
Other expense, net	(4,350)	(4,560)
Income before income tax expense	2,540	2,590
Income tax expense	(54,300)	(650)
Income (loss) from continuing operations	(51,760)	1,940
Income from discontinued operations, net of tax	852,590	10,480
Net income	$800,830	$12,420
Basic earnings (loss) per share:
Continuing operations	$(1.38)	$0.05
Discontinued operations	22.78	0.26
Net income per share	$21.40	$0.31
Weighted average common shares—basic	37,426,123	40,605,288
Diluted earnings (loss) per share:
Continuing operations	$(1.38)	$0.05
Discontinued operations	22.78	0.25
Net income per share	$21.40	$0.30
Weighted average common shares—diluted	37,426,123	40,969,299

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2026	2025
Net income	$800,830	$12,420
Other comprehensive income (loss):
Defined benefit plans (Note 18)	1,610	10
Foreign currency translation	(4,300)	10,800
Derivative instruments (Note 11)	2,490	(3,120)
Total other comprehensive income (loss)	(200)	7,690
Total comprehensive income	$800,630	$20,110

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$(51,760)	$1,940
Income from discontinued operations	852,590	10,480
Net income	800,830	12,420
Adjustments to reconcile net income to net cash provided by (used for) operating activities, net of acquisition impact:
Net gain on dispositions of assets	(1,040,010)	(5,290)
Depreciation	10,390	9,640
Amortization of intangible assets	4,130	4,190
Amortization of debt issue costs	240	240
Deferred income taxes	53,770	1,970
Non-cash compensation expense	3,070	2,990
Provision for losses on accounts receivable	(70)	(780)
Increase in receivables	(23,020)	(14,670)
Increase in inventories	(16,560)	(4,610)
Decrease in prepaid expenses and other assets	4,590	3,890
Increase in accounts payable and accrued liabilities	182,800	1,060
Other operating activities	460	(1,860)
Net cash provided by (used for) operating activities, net of acquisition impact	(19,380)	9,190
Cash Flows from Investing Activities:
Capital expenditures	(5,220)	(12,940)
Acquisition of business, net of cash acquired	—	(37,160)
Net proceeds from disposition of business, property and equipment	1,436,530	20,490
Net cash provided by (used for) investing activities	1,431,310	(29,610)
Cash Flows from Financing Activities:
Proceeds from borrowings on revolving credit facilities	233,000	98,200
Repayments of borrowings on revolving credit facilities	(305,730)	(62,930)
Debt financing fees	—	(1,260)
Payments to purchase common stock	(54,530)	(460)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(3,460)	(1,760)
Dividends paid	(1,490)	(1,610)
Other financing activities	(130)	(120)
Net cash provided by (used for) financing activities	(132,340)	30,060
Cash and Cash Equivalents:
Increase for the period	1,279,590	9,640
At beginning of period	30,020	23,070
At end of period	$1,309,610	$32,710
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,500	$760
Cash paid for taxes	$230	$2,990
Non-cash property additions	$3,280	$—

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Three Months Ended March 31, 2026 and 2025
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2025	$380	$577,810	$127,410	$(10)	$705,590
Net income	—	—	800,830	—	800,830
Other comprehensive loss	—	—	—	(200)	(200)
Purchase of common stock	(20)	(44,880)	(9,630)	—	(54,530)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(3,460)	—	—	(3,460)
Non-cash compensation expense	—	3,070	—	—	3,070
Dividends declared	—	—	(1,490)	—	(1,490)
Balances, March 31, 2026	$360	$532,540	$917,120	$(210)	$1,449,810

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2024	$410	$663,770	$21,670	$(18,550)	$667,300
Net income	—	—	12,420	—	12,420
Other comprehensive income	—	—	—	7,690	7,690
Purchase of common stock	—	(450)	(10)	—	(460)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,760)	—	—	(1,760)
Non-cash compensation expense	—	2,990	—	—	2,990
Dividends declared	—	—	(1,610)	—	(1,610)
Balances, March 31, 2025	$410	$664,550	$32,470	$(10,860)	$686,570

The accompanying notes are an integral part of these consolidated financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, designs, engineers and manufactures innovative products under leading brand names for customers primarily in the consumer products and industrial markets.
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
Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2025 Annual Report on Form 10-K.
On March 16, 2026, the Company completed the previously announced sale of its Aerospace segment ("Aerospace"), a transaction entered into with an affiliate of Tinicum L.P., and funds managed by Blackstone, Inc. on November 4, 2025. Aerospace was sold for approximately $1,456.9 million in cash, subject to customary post-closing adjustments. The financial results of Aerospace were previously reported within the Company's Aerospace reportable segment, and are presented as discontinued operations for all periods presented in the financial statements attached hereto.
2. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"), which modernizes the accounting for software costs by removing references to prescriptive and sequential software development stages. Under ASU 2025-06 an entity is required to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2027, with early adoption permitted. The Company adopted ASU 2025-06 in the first quarter of 2026 with no material impact on its consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"), which provides a practical expedient that assumes current conditions as of the balance sheet date remain unchanged when developing forecasts for estimating expected credit losses. Under ASU 2025-05, an entity is required to disclose that it has elected to use the practical expedient and the election should be applied prospectively. ASU 2025-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2025, with early adoption permitted. The Company adopted ASU 2025-05 in the first quarter of 2026 with no material impact on its consolidated financial statements.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
3. Discontinued Operations
On March 16, 2026, the Company completed the previously announced sale of Aerospace to an affiliate of Tinicum L.P., and funds managed by Blackstone, Inc., pursuant to an Equity Purchase Agreement dated as of November 4, 2025 (the "Purchase Agreement"), for a purchase price of approximately $1,456.9 million, subject to certain adjustments as set forth in the Purchase Agreement which the Company expects to be finalized during 2026.
The Company recognized net proceeds of $1,241.8 million, which represents the purchase price, less estimated tax payments of approximately $194.5 million, and transaction costs of $20.2 million. The Company recorded a pre-tax gain on the sale of $1,040.0 million. The Company's liability for estimated tax payments is included in accounts payable in the accompanying consolidated balance sheet.
As of March 31, 2026, the Company’s net cash proceeds were invested in highly liquid instruments, including U.S. Treasury‑backed money market funds and cash deposits with high‑credit‑quality financial institutions designated as Globally Systemically Important Banks. These investments are available on a same‑day basis, earn interest at a rate of approximately 3.5%, and qualify as permitted investments under the Company’s credit agreement. The Company intends to maintain these investments until they are deployed for organic growth initiatives, strategically aligned acquisition opportunities, share repurchases, or a combination thereof.
The historical results for Aerospace are reported in the accompanying consolidated statement of income as a discontinued operation and the assets and liabilities have been retrospectively reclassified to assets and liabilities of discontinued operations in the accompanying consolidated balance sheet.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The carrying value of the assets and liabilities held in discontinued operations were as follows (dollars in thousands):

December 31, 2025
Assets
Current assets:
Receivables, net	$60,460
Inventories	113,950
Prepaid expenses and other current assets	1,870
Total current assets	176,280
Property and equipment, net	90,780
Operating lease right-of-use assets	10,360
Goodwill	86,960
Other intangibles, net	77,530
Other assets	1,540
Total assets	$443,450

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$16,370
Accrued liabilities	25,000
Lease liabilities, current portion	6,280
Total current liabilities	47,650
Lease liabilities	4,540
Deferred income taxes	6,160
Other long-term liabilities	590
Total liabilities	$58,940
Results of discontinued operations are summarized as follows (dollars in thousands):

	Three months ended March 31,
	2026	2025
Net sales	$83,920	$89,210
Cost of sales	(59,850)	(65,010)
Gross profit	24,070	24,200
Selling, general and administrative expenses	(12,710)	(9,570)
Net gain on dispositions of assets	1,040,000	—
Operating profit	1,051,360	14,630
Other expense, net	(2,180)	(60)
Income from discontinued operations, before income taxes	1,049,180	14,570
Income tax expense	(196,590)	(4,090)
Income from discontinued operations, net of tax	$852,590	$10,480

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The depreciation, amortization, capital expenditures, and significant cash flow items of the discontinued operations were as follows (dollars in thousands):

	Three months ended March 31,
	2026	2025
Cash flows from discontinued operating activities:
Depreciation	$2,200	$2,000
Amortization of intangible assets	2,690	2,600
Net gain on dispositions of assets	(1,040,000)	—
Non-cash compensation expense	(90)	440

Cash flows from discontinued investing activities:
Capital expenditures	$(2,820)	$(2,490)
Acquisition of businesses, net of cash acquired	—	(37,160)
4. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Three months ended March 31,
Customer Markets	2026	2025
Consumer Products	$114,590	$102,850
Industrial	53,690	49,610
Total net sales	$168,280	$152,460
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
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Contract asset	$5,020	$8,010
Contract liabilities	6,730	11,610
During the three months ended March 31, 2026, $5.1 million of revenue was recognized that was recorded as a contract liability as of December 31, 2025. The remainder of the change in the contract liability balance was driven by additional deferrals, primarily from new billings, partially offset by a decrease in the balance resulting from changes in foreign currency exchange rates and revenue recognized on current year deferrals.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
5. Realignment Actions
2026 Realignment Actions
During the three months ended March 31, 2026, the Company recorded $4.1 million of realignment costs related to the comprehensive reorganization of its Packaging segment and corporate office, primarily for severance, including $0.5 million of non-cash compensation expense. These charges were included in selling, general and administrative expenses in the accompanying consolidated statement of income.
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
6. Acquisitions and Sale of Business
2025 Acquisitions
On February 17, 2025, the Company acquired the aerospace business ("GMT Aerospace") of GMT Gummi-Metall-Technik GmbH for a purchase price of $37.7 million. The fair value of assets acquired and liabilities assumed included $15.5 million of goodwill, $4.6 million of intangible assets, $0.2 million of property and equipment, and $17.4 million of net working capital. GMT Aerospace was part of the Aerospace segment, which has been presented as discontinued operations for all periods presented.
Sale of Business
On January 31, 2025, the Company completed the sale of its Arrow Engine business within the Specialty Products segment for net cash proceeds of $21.0 million. As a result, the Company recorded a pre-tax gain of $5.3 million for the three months ended March 31, 2025, and $0.1 million for the three months ended September 30, 2025.
7. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2026 are summarized as follows (dollars in thousands):

	Packaging	Specialty Products	Total
Balance, December 31, 2025	$293,720	$6,560	$300,280
Foreign currency translation and other	(2,390)	—	(2,390)
Balance, March 31, 2026	$291,330	$6,560	$297,890

Accumulated impairment losses at March 31, 2026	$58,660	$—	$58,660

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Other Intangible Assets
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of March 31, 2026		As of December 31, 2025
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$98,490	$(72,600)	$99,270	$(71,810)
Customer relationships, 15 – 25 years	39,280	(39,280)	39,280	(39,280)
Total customer relationships	137,770	(111,880)	138,550	(111,090)
Technology and other, 1 – 15 years	13,580	(12,180)	13,630	(12,140)
Technology and other, 17 – 30 years	41,600	(39,820)	41,600	(39,740)
Total technology and other	55,180	(52,000)	55,230	(51,880)
Indefinite-lived intangible assets:
Trademark/Trade names	45,450	—	45,740	—
Total other intangible assets	$238,400	$(163,880)	$239,520	$(162,970)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended March 31,
	2026	2025
Technology and other, included in cost of sales	$180	$170
Customer relationships, included in selling, general and administrative expenses	1,260	1,420
Total amortization expense	$1,440	$1,590
8. Inventories
Inventories consist of the following components (dollars in thousands):

	March 31, 2026	December 31, 2025
Finished goods	$42,200	$45,540
Work in process	26,330	24,130
Raw materials	48,740	39,050
Total inventories	$117,270	$108,720

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	March 31, 2026	December 31, 2025
Land and land improvements	$7,210	$7,290
Buildings	66,410	66,590
Machinery and equipment	449,310	450,960
	522,930	524,840
Less: Accumulated depreciation	279,390	277,330
Property and equipment, net	$243,540	$247,510
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended March 31,
	2026	2025
Depreciation expense, included in cost of sales	$7,970	$7,390
Depreciation expense, included in selling, general and administrative expenses	220	250
Total depreciation expense	$8,190	$7,640
10. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	March 31, 2026	December 31, 2025
4.125% Senior Notes due April 2029	$400,000	$400,000
Credit Agreement	—	72,790
Debt issuance costs	(3,380)	(3,620)
Long-term debt, net	$396,620	$469,170
Senior Notes
In March 2021, the Company issued $400.0 million aggregate principal amount of 4.125% senior notes due April 15, 2029, ("Senior Notes") at par value in a private placement under Rule 144A of the Securities Act of 1933, as amended ("Securities Act"). The Senior Notes accrue interest at a rate of 4.125% per annum, payable semi-annually in arrears on April 15 and October 15. The payment of principal and interest is jointly and severally guaranteed, on a senior unsecured basis, by certain subsidiaries of the Company. The Senior Notes are pari passu in right of payment with all existing and future senior indebtedness and effectively subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
Beginning April 15, 2026, the Company may redeem all or part of the Senior Notes at par (100% of principal amount), plus accrued and unpaid interest, if any, to the redemption date.
Credit Agreement
In March 2025, the Company amended its existing credit agreement ("Credit Agreement") to extend the maturity date. The Company incurred fees and expenses of $1.3 million during the three months ended March 31, 2025 related to the amendment, all of which was capitalized as debt issuance costs. The Company also recorded $0.1 million of non-cash expense related to the write-off of previously capitalized deferred financing fees in the three months ended March 31, 2025. The Credit Agreement consists of a $250.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies, subject to a $125.0 million sub limit, maturing on March 31, 2030.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
At March 31, 2026, the Company had no amounts outstanding under its revolving credit facility and had $243.8 million available after giving effect to $6.2 million of letters of credit issued and outstanding. At December 31, 2025, the Company had $72.8 million outstanding under its revolving credit facility and had $171.2 million available after giving effect to $6.0 million of letters of credit issued and outstanding. After consideration of leverage restrictions contained in the Credit Agreement, as of March 31, 2026, the Company had $190.1 million of borrowing capacity available for general corporate purposes. The Company's borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of December 31, 2025.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $250.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement. The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under any accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). In December 2025 and March 2026, the Company amended the Credit Agreement to update certain definitions used in ratio and indebtedness calculations due to the sale of the Aerospace segment. At March 31, 2026, the Company was in compliance with its financial covenants contained in the Credit Agreement.
Other Revolving Loan Facility
In May 2021, the Company, through one of its non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings outstanding on this loan facility as of March 31, 2026, or December 31, 2025.
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.125% Senior Notes due April 2029	$400,000	$381,000	$400,000	$387,000
Revolving credit facility	—	—	72,790	72,790

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
As of March 31, 2026 and December 31, 2025, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Caption	March 31, 2026	December 31, 2025
Net Investment Hedges
Cross-currency swaps	Other long-term liabilities	$(14,910)	$(18,270)
The following table summarizes the income recognized in accumulated other comprehensive income (loss) ("AOCI") on derivative contracts designated as hedging instruments as of March 31, 2026 and December 31, 2025, and the amounts reclassified from AOCI into earnings for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
	As of March 31, 2026	As of December 31, 2025	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Three months ended March 31,
				2026	2025
Net Investment Hedges
Cross-currency swaps	$7,210	$4,720	Other income (expense), net	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.
Derivatives Not Designated as Hedging Instruments
As of March 31, 2026, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of $108.3 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the Euro and British pound, U.S. dollar and Mexican peso, U.S. dollar and Chinese yuan, as well as between the Brazilian Real and the British pound, and have various settlement dates through June 2026. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of income (dollars in thousands):

	Location of Income (Loss) Recognized in Earnings on Derivatives	Amount of Income (Loss) Recognized in Earnings on Derivatives
		Three months ended March 31,
		2026	2025
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(690)	$(2,300)
Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Cross-currency swaps	Recurring	$(14,910)	$—	$(14,910)	$—
Foreign exchange contracts	Recurring	$(1,280)	$—	$(1,280)	$—
December 31, 2025
Cross-currency swaps	Recurring	$(18,270)	$—	$(18,270)	$—
Foreign exchange contracts	Recurring	$90	$—	$90	$—
12. Leases
The majority of the Company's lease obligations are non-cancelable operating leases for certain equipment and facilities. The Company's finance leases are for certain equipment for its operations in The Netherlands. Leases with an initial term of 12 months or less are not recorded on the balance sheet; expense related to these leases is recognized on a straight-line basis over the lease term.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Supplemental balance sheet information related to the Company's leases are shown below (dollars in thousands):

	Balance Sheet Location	March 31, 2026	December 31, 2025
Assets
Operating leases	Operating lease right-of-use assets	$38,580	$31,800
Finance leases	Property and equipment, net (a)	2,050	2,150
Total lease assets		$40,630	$33,950
Liabilities
Current:
Operating leases	Lease liabilities, current portion	$6,620	$3,480
Finance leases	Lease liabilities, current portion	570	620
Long-term:
Operating leases	Lease liabilities	34,850	31,080
Finance leases	Lease liabilities	620	730
Total lease liabilities		$42,660	$35,910
__________________________
(a)     Finance leases were recorded net of accumulated depreciation of $0.8 million and $0.7 million as of March 31, 2026 and December 31, 2025, respectively.
The components of lease expense are as follows (dollars in thousands):

		Three months ended March 31,
	Statement of Income Location	2026	2025
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$2,100	$1,930
Finance lease cost:
Depreciation of lease assets	Cost of sales	60	60
Interest on lease liabilities	Interest expense	10	10
Short-term, variable and other lease costs	Cost of sales and Selling, general and administrative expenses	1,120	870
Total lease cost		$3,290	$2,870

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases(a)	Finance Leases(a)
2026 (excluding the three months ended March 31, 2026)	$6,570	$510
2027	8,710	750
2028	8,470	—
2029	7,300	—
2030	6,120	—
Thereafter	10,620	—
Total lease payments	47,790	1,260
Less: Imputed interest	(6,320)	(70)
Present value of lease liabilities	$41,470	$1,190
__________________________
(a)     The maturity table excludes cash flows associated with exited lease facilities. Liabilities for exited lease facilities are included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
Other information related to the Company's leases are as follows (dollars in thousands):

	Three months ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,970	$1,660
Operating cash flows from finance leases	10	10
Financing cash flows from finance leases	130	120
Lease assets obtained in exchange for new lease liabilities:
Operating leases	8,570	3,340
The weighted-average remaining lease term of the Company's operating leases and finance leases as of March 31, 2026 is 5.9 years and 1.4 years, respectively. The weighted-average discount rate for the operating leases and finance leases as of March 31, 2026 is 4.7% and 2.6%, respectively.
13. Other Long-term Liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	March 31, 2026	December 31, 2025
Non-current asbestos-related liabilities	$32,280	$32,700
Other long-term liabilities	29,210	33,140
Total other long-term liabilities	$61,490	$65,840

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
14. Commitments and Contingencies
Asbestos
As of March 31, 2026, the Company was a party to 627 pending cases involving an aggregate of 5,143 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by its former Lamons division and certain other related subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Three Months Ended March 31, 2026	5,080	96	27	6	5,143	$5,125	$457,000
Fiscal Year Ended December 31, 2025	4,968	302	157	33	5,080	$18,091	$1,580,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 5,143 claims pending at March 31, 2026, 38 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At March 31, 2026, of the 38 claims that set forth specific amounts, there were no claims seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	6	32
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In 2025, the Company commissioned its actuary to update the asbestos study based on data as of July 31, 2025, which yielded a range of possible future liability of $36.6 million to $48.9 million, before consideration of any potential insurance recoveries. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore recorded a pre-tax charge of $8.0 million to increase the liability estimate to $36.6 million, at the low end of the range. As of March 31, 2026, and December 31, 2025, the Company’s total asbestos-related liability was $35.1 million and $35.5 million, respectively, and is included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet. It is reasonably possible that a change in the estimate could occur in the near term.
The Company’s primary insurance, which covered approximately 40% of historical costs related to settlement and defense of asbestos litigation, expired in November 2018, upon which the Company became solely responsible for defense costs and indemnity payments. The Company is party to a coverage-in-place (CIP) agreement (entered into in 2006) with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims. The CIP agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Prior to the commencement of coverage under this agreement, the Company was solely responsible for defense costs and indemnity payments. During 2025, the Company reached the threshold of qualified future settlements required to commence excess carrier insurance coverage under the CIP agreement and began transitioning the administration and settlement of asbestos defense costs and indemnity payments to the insurance carriers. During the three months ended December 31, 2025, the Company reassessed the facts and circumstances surrounding the CIP agreement with the consortium of insurance companies and deemed the realization of the claim for loss recovery probable and reasonably estimable and recognized an insurance recovery asset of $35.8 million, which was commensurate with the assumptions used to calculate the asbestos liability. As of March 31, 2026, and December 31, 2025, the Company's total insurance recovery asset was $34.3 million and $34.7 million. The Company will continue to reassess its estimate of insurance recoveries and corresponding accounting for any such recoveries as the facts and circumstances change.
Changes in the carrying amount of the asbestos liability and insurance recovery asset for the three months ended March 31, 2026 and 2025 are summarized as follows (dollars in thousands):

	Asbestos Liability	Insurance Recovery Asset	Net
Balance, December 31, 2025	$(35,530)	$34,700	$(830)
Asbestos remeasurement	—	—	—
Payments	420	(420)	—
Balance, March 31, 2026	$(35,110)	$34,280	$(830)
Current portion	$(2,830)	$2,820
Non-current portion	$(32,280)	$31,460

	Asbestos Liability	Insurance Recovery Asset	Net
Balance, December 31, 2024	$(29,660)	$—	$(29,660)
Asbestos remeasurement	—	—	—
Payments	670	—	670
Balance, March 31, 2025	$(28,990)	$—	$(28,990)
Current portion	$(2,450)	$—
Non-current portion	$(26,540)	$—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Environmental
The Company is responsible for environmental remediation at currently or previously owned facilities and waste sites, including sites defined under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as “Superfund” for which the Company has been named a potential responsible party. During the three months ended March 31, 2026, and March 31, 2025, the Company recorded no charges related to environmental remediation costs. As of March 31, 2026, and December 31, 2025, the Company’s total environmental remediation obligation was $9.3 million and $9.4 million, respectively, which is primarily recorded within other long-term liabilities within the accompanying balance sheet. The accrual is primarily based on environmental cost estimates provided by third parties and represents the best estimate of the Company’s proportionate share of costs to be incurred for site remediation efforts. Actual costs incurred resulting from the ultimate resolution of these uncertainties could exceed the amount accrued.
15. Segment Information
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
See below for more information regarding the types of products and services provided within each reportable segment:
Packaging – TriMas' Packaging business develops and manufactures a broad array of dispensing products (such as foaming pumps, lotion, hand soap and sanitizer pumps, beverage dispensers, perfume sprayers, nasal sprayers and trigger sprayers), polymeric and steel caps and closures (such as food lids, flip-top closures, child resistant caps, beverage closures, fragrance and cosmetic caps, drum and pail closures, and flexible spouts), polymeric jar products, fully integrated dispensers for fill-ready bag-in-box applications, and consumable vascular delivery and diagnostic test components. These products serve a variety of consumer products submarkets including, but not limited to, beauty and personal care, food and beverage, home care, and life sciences (such as pharmaceutical, nutraceutical and medical), as well as industrial markets (including agricultural).
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Segment activity is as follows (dollars in thousands):

	Packaging	Specialty Products	Total
Three Months Ended March 31, 2026
Net sales	$139,170	$29,110	$168,280
Cost of sales	(106,510)	(24,900)
Selling, general and administrative expenses	(18,100)	(1,370)
Other segment items (a)	(10)	20
Segment operating profit	$14,550	$2,860	$17,410
Corporate (b)			(10,520)
Interest expense			(5,240)
Other income (expense), net			890
Income before income tax expense			$2,540

Three Months Ended March 31, 2025
Net sales	$127,570	$24,890	$152,460
Cost of sales	(96,110)	(23,520)
Selling, general and administrative expenses	(14,210)	(2,520)
Other segment items (a)	(10)	—
Segment operating profit (loss)	$17,240	$(1,150)	$16,090
Corporate (c)			(8,940)
Interest expense			(4,520)
Other income (expense), net			(40)
Income before income tax expense			$2,590
__________________________
(a) Other segment items for each reportable segment includes net gain (loss) on dispositions of assets.
(b) Includes $1.4 million of realignment and severance costs and $1.2 million of system implementation costs.
(c) Includes $5.3 million gain on the sale of Arrow Engine, $4.7 million of realignment, severance and consulting costs, $0.9 million of system implementation costs and $0.3 million of mergers, acquisition, diligence and transaction costs.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three months ended March 31,
	2026	2025
Capital expenditures
Packaging	$3,760	$7,980
Specialty Products	1,430	1,060
Corporate	490	1,410
Total	$5,680	$10,450

Depreciation and amortization
Packaging	$8,790	$8,330
Specialty Products	730	820
Corporate	110	80
Total	$9,630	$9,230

	March 31, 2026	December 31, 2025
Total Assets
Packaging	$861,290	$855,080
Specialty Products	86,950	73,890
Corporate(a)	1,348,890	112,660
Total	$2,297,130	$1,041,630
(a) Corporate total assets as of March 31, 2026, includes $1,282.3 million of cash, primarily due to proceeds received on the sale of the Company's Aerospace segment and a $34.3 million asbestos-related insurance recovery asset. Corporate total assets as of December 31, 2025, includes a $53.9 million deferred tax asset as a result of the planned divestiture of Aerospace and a $34.7 million asbestos-related insurance recovery asset.
16. Equity Awards
Stock Options
Information related to stock options at March 31, 2026 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	900,000	$41.11
Outstanding at March 31, 2026	900,000	$41.11	9.2	$780,000
As of March 31, 2026, there was $4.4 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.4 years.
The Company recognized approximately $0.7 million of stock-based compensation expense related to stock options during the three months ended March 31, 2026, and no stock-based compensation expense related to stock options during the three months ended March 31, 2025. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the three months ended March 31, 2026:
•Granted 82,145 RSUs to certain employees, which are subject only to a service condition and vest ratably over two or three years so long as the employee remains with the Company;
•Granted 22,824 RSUs to its non-employee independent directors, which fully vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date; and
•Issued 10 RSUs to certain employees related to dividend equivalent rights on existing equity awards.
During 2026, the Company also awarded 39,379 performance-based RSUs to certain Company key employees which vest three years from the grant date as long as the employee remains with the Company. These awards are initially earned 50% based upon the Company's achievement of an earnings per share ("EPS") metric and 50% based upon the Company's return on invested capital ("ROIC") metric over a period beginning January 1, 2026 and ending December 31, 2028. The total EPS and ROIC performance-based RSUs initially earned shall be subject to modification based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer-group, measured over the performance period. TSR is calculated as the Company's average closing stock price for the 20 trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20 trading days prior to the start of the performance period. The Company estimates the grant-date fair value subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk-free rate of 3.74% and annualized volatility of 29.5%. Depending on the performance achieved for these two metrics, the amount of shares earned, if any, can vary for each metric from 0% of the target award to a maximum of 220% of the target.
The following disclosures related to restricted stock units include both continuing and discontinued operations.
Information related to RSUs at March 31, 2026 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	1,009,137	$26.01
Granted	144,358	35.38
Vested	(291,005)	25.23
Cancelled	(167,217)	28.00
Outstanding at March 31, 2026	695,273	$27.80	1.4	$24,990,000
As of March 31, 2026, there was $8.6 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 2.3 years.
The Company recognized stock-based compensation expense related to RSUs from continuing operations of $2.4 million and $2.5 million during the three months ended March 31, 2026, and 2025, respectively. The stock-based compensation expense from continuing operations is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
17. Earnings per Share
Net income (loss) is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings (loss) per share. Diluted earnings (loss) per share is calculated to give effect to RSUs and stock options. The following table summarizes the dilutive effect of RSUs and stock options on common stock for the three months ended March 31, 2026, and 2025:

	Three months ended March 31,
	2026	2025
Weighted average common shares—basic	37,426,123	40,605,288
Dilutive effect of restricted stock units	—	364,011
Weighted average common shares—diluted	37,426,123	40,969,299
Anti-dilutive stock options and RSUs excluded from the computation of diluted earnings per share for the three months ended March 31, 2026, were 1,413,660 shares. There were no anti-dilutive stock options or RSUs for the three months ended March 31, 2025.
In February 2026, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $150 million in the aggregate, adding to the $48.9 million remaining under the previous authorization. In the three months ended March 31, 2026, the Company purchased 1,487,057 shares of its outstanding common stock for $54.5 million. During the three months ended March 31, 2025, the Company purchased 20,491 shares of its outstanding common stock for $0.5 million. As of March 31, 2026, the Company had $95.5 million remaining under the repurchase authorization.
Holders of common stock are entitled to dividends at the discretion of the Company's Board of Directors. In 2021, the Company's Board of Directors declared the first dividend since the Company's initial public offering in 2007. During the three months ended March 31, 2026, the Company's quarterly cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.5 million. In the three months ended March 31, 2025, the Company's quarterly cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.6 million.
18. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic benefit cost are as follows (dollars in thousands):

	Three months ended March 31,
	2026	2025
Service costs	$120	$130
Interest costs	300	320
Expected return on plan assets	(330)	(250)
Settlement and curtailment losses	1,680	—
Amortization of net loss	70	30
Net periodic benefit cost	$1,840	$230
The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of income. The service cost related to discontinued operations included in the table above was $0.1 million for each of the three months ended March 31, 2026 and 2025.
During the three months ended March 31, 2026, the Company recognized a non-cash, pre-tax settlement charge of $1.7 million which was recorded within the results of discontinued operations.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company contributed $0.3 million to its defined benefit pension plans during the three months ended March 31, 2026. The Company expects to contribute $0.5 million to its defined benefit pension plans for the full year 2026.
19. Other Comprehensive Income (Loss)
Changes in AOCI by component for the three months ended March 31, 2026 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2025	$(8,550)	$4,720	$3,820	$(10)
Net unrealized gains (losses) arising during the period (a)	320	2,490	(5,460)	(2,650)
Less: Net realized losses reclassified to net income (b)	(1,290)	—	(1,160)	(2,450)
Net current-period other comprehensive income (loss)	1,610	2,490	(4,300)	(200)
Balance, March 31, 2026	$(6,940)	$7,210	$(480)	$(210)
__________________________
(a)    Defined benefit plans, net of income tax of $0.1 million. See Note 18, "Defined Benefit Plans," for additional details. Derivative instruments, net of income tax of $0.9 million. See Note 11, "Derivative Instruments," for further details.
(b)     Defined benefit plans, net of income tax of $0.4 million. See Note 18, "Defined Benefit Plans," for additional details.
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
__________________________
(a)     Derivative instruments, net of income tax of $1.0 million. See Note 11, "Derivative Instruments," for further details.
20. Income Taxes
The effective income tax rate for the three months ended March 31, 2026 and March 31, 2025 was 2,137.8% and 25.1%, respectively. The Company recorded income tax expense of $54.3 million and $0.7 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The significantly higher effective tax rate in the first quarter of 2026 was primarily driven by incremental income tax expense of $53.9 million from continuing operations, resulting from the reclassification of deferred tax benefits previously recognized at December 31, 2025 in connection with the Aerospace divestiture.
21. Subsequent Events
On April 23, 2026, the Company announced that its Board of Directors had declared a cash dividend of $0.04 per share of TriMas Corporation common stock, which will be payable on May 14, 2026, to shareholders of record as of the close of business on May 7, 2026.

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

Introduction
TriMas designs, develops and manufactures a diverse set of products primarily for the consumer products and industrial markets through its TriMas Packaging and Specialty Products groups. Our wide range of innovative products are designed and engineered to solve application-specific challenges that our customers face. We believe our businesses share important and distinguishing characteristics, including: innovative product technologies and features; a high-degree of customer approved processes and qualifications; established distribution networks; modest capital investment requirements; strong cash flow conversion and long-term growth opportunities. While the majority of our revenue is in the United States, we manufacture and supply products globally to a wide range of companies. We report our business activity in two segments: Packaging and Specialty Products.
On March 16, 2026, we completed the previously announced sale of Aerospace to an affiliate of Tinicum L.P., and funds managed by Blackstone, Inc., pursuant to an Equity Purchase Agreement dated as of November 4, 2025 (the "Purchase Agreement"), for a purchase price of approximately $1,456.9 million, subject to certain adjustments as set forth in the Purchase Agreement which we expect to be finalized during 2026. The historical results for Aerospace are reported in our consolidated statement of income and consolidated balance sheet as a discontinued operation for all periods presented in the financial statements.
Key Factors Affecting Our Reported Results
Demand for the products our businesses produce and results of operations depend upon general economic conditions. We serve customers in industries that are highly competitive, and that may be significantly impacted by changes in economic or geopolitical conditions.
Our results of operations have been materially impacted by macroeconomic conditions over the past few years, including cost inflation (raw materials, wage rates and freight) and a lack of material, and in certain regions, skilled labor availability. In 2025, the U.S. government implemented tariffs under the International Emergency Economic Powers Act (“IEEPA”), which created uncertainty regarding material costs, future tariffs, including any retaliatory tariffs imposed by other countries, or other potential governmental actions. These tariffs have increased the costs of certain products sourced from non-U.S. countries.
As a result of the decision of the U.S. Supreme Court in February 2026, we may be entitled to a refund of tariffs previously paid on certain imported product under IEEPA. Although a reimbursement process became available on April 20, 2026, the timing and amount of any potential refunds for previously collected tariffs remain uncertain and may be subject to further legal and regulatory developments. To date, the changes in the tariffs, on an overall basis, have not had a significant impact on our results of operations. We will continue to monitor the situation and evaluate the impact of any replacement tariffs or policy changes on our business, including the potential for cost recovery and future tariff exposure.
Sales of certain of our products for industrial applications, for example steel cylinders for packaged gas applications, have experienced volatility in demand related to customers securing high order rates in prior periods, only to enter a period of destocking in more recent periods. This significant level of volatility in demand levels, input and transportation costs, and material and labor availability, has pressured our ability to operate efficiently in recent periods. While some areas of demand volatility and softness remain, such as in our Specialty Products segment, and more specifically our Norris Cylinder business, we have experienced more steady and consistent demand in our Packaging segment.
Overall, our first quarter 2026 net sales increased $15.8 million, or 10.4%, compared to first quarter 2025. We experienced organic growth of 4.4% within our Packaging segment, compared to first quarter 2025. Net sales increased 17.0% in our Specialty Products segment as compared to the prior year quarter, as higher sales of steel cylinders more than offset the lost sales due to the divestiture of our Arrow Engine business in January 2025. Our overall sales increase included $6.0 million of currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of a weakening U.S. dollar relative to foreign currencies.

The most significant drivers affecting our financial results in first quarter 2026 compared with first quarter 2025, other than as directly impacted by sales changes, were realignment costs related to the comprehensive reorganization of our Packaging segment and corporate office, interest income earned on the invested cash proceeds from the sale of our Aerospace business, the impact of the divestiture of our Arrow Engine business in first quarter 2025, and an increase in our effective tax rate.
During first quarter 2026, we recorded $4.1 million of realignment costs related to the comprehensive reorganization of our Packaging segment and corporate office, primarily for severance, including $0.5 million of non-cash compensation expense.
During first quarter 2026, we invested the cash proceeds from the sale of our Aerospace business in highly liquid instruments, including U.S. Treasury‑backed money market funds and cash deposits that earn interest at a rate of approximately 3.5%. During the three months ended March 31, 2026, we earned interest income of $2.0 million.
On January 31, 2025, we completed the divestiture of our Arrow Engine business within our Specialty Products segment for net cash proceeds of $21.0 million. We recognized a pre-tax gain of $5.3 million on the sale of Arrow Engine. Arrow Engine contributed $1.4 million of sales in first quarter 2025.
The effective income tax rate for first quarter 2026 was 2,137.8% as compared to 25.1% for first quarter 2025. The increase in the effective tax rate for first quarter 2026 was primarily driven by incremental income tax expense of $53.9 million resulting from the reclassification of deferred tax benefits previously recognized at December 31, 2025 in connection with the Aerospace divestiture.
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
Critical factors affecting our ability to succeed include: our ability to generate organic growth through product development, cross-selling and extending product-line offerings, and our ability to quickly and cost-effectively introduce and successfully launch new products; our ability to recognize the benefits of and effectively deploy the net proceeds from the sale of Aerospace, our ability to acquire and integrate companies or products that supplement existing product lines, add adjacent distribution channels and new customers, or expand our geographic coverage; our ability to manage our cost structure more efficiently via supply chain management, internal sourcing and/or purchasing of materials, selective outsourcing and/or purchasing of support functions, working capital management, and greater leverage of our administrative functions; and our ability to absorb, or recover via commercial actions, inflationary or other cost increases, including tariffs and duties.
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
We are sensitive to price movements and availability of our raw materials supply. Our largest raw material purchases are for polypropylene, polyethylene, steel, aluminum, and other oil and metal-based purchased components, the costs for each of which are subject to volatility. There has also been volatility in certain of our input costs as a direct and indirect result of foreign trade policy as well as from geopolitical conditions. We will continue to take actions to mitigate such increases, including implementing commercial pricing adjustments, holding extra inventories, resourcing to alternate suppliers and insourcing of previously sourced products. If suppliers or subcontractors fail to meet contractual requirements, we may be unable to secure acceptable alternatives on reasonable terms or in time to meet customer commitments, which could result in increased costs and penalties, the assertion of force majeure clauses in contracts with customers and disruptions to our operations. Although we believe we are generally able to mitigate the impact of higher commodity costs and supply disruptions over time, we may experience additional material costs and disruptions in supply in the future and may not be able to pass along higher costs to our customers in the form of price increases or otherwise mitigate the impacts to our operating results.

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
Oil-based commodity costs are a significant driver of raw materials and purchased components used within our Packaging segment. As such, an increase in crude oil prices often is a precursor to rising polymeric raw material costs, for which we may experience a contractual commercial recovery lag.
Each year our businesses target continuous improvement initiatives in an effort to reduce, or otherwise offset, the impact of increased input and conversion costs through increased throughput and yield rates, with a goal of at least covering inflationary and market cost increases. In addition, we continuously review our operating cost structures to ensure alignment with current market demand.
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In February 2026, our Board of Directors authorized us to increase the purchase of our common stock up to $150 million in the aggregate, adding to the $48.9 million remaining under the previous authorization. During first quarter 2026, 1,487,057 shares were purchased. As of March 31, 2026, we had $95.5 million remaining under the repurchase authorization.
In addition, in first quarter 2026, we declared dividends of $0.04 per share of common stock and paid dividends of $1.5 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, as well as dividends, depending on market conditions and other factors.

The following table summarizes financial information for our reportable segments for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three months ended March 31,
	2026	As a Percentage of Net Sales	2025	As a Percentage of Net Sales
Net Sales
Packaging	$139,170	82.7%	$127,570	83.7%
Specialty Products	29,110	17.3%	24,890	16.3%
Total	$168,280	100.0%	$152,460	100.0%
Gross Profit
Packaging	$32,660	23.5%	$31,460	24.7%
Specialty Products	4,210	14.5%	1,370	5.5%
Total	$36,870	21.9%	$32,830	21.5%
Selling, General and Administrative Expenses
Packaging	$18,100	13.0%	$14,210	11.1%
Specialty Products	1,370	4.7%	2,520	10.1%
Corporate	10,520	N/A	14,240	N/A
Total	$29,990	17.8%	$30,970	20.3%
Operating Profit (Loss)
Packaging	$14,550	10.5%	$17,240	13.5%
Specialty Products	2,860	9.8%	(1,150)	(4.6)%
Corporate	(10,520)	N/A	(8,940)	N/A
Total	$6,890	4.1%	$7,150	4.7%
Depreciation
Packaging	$7,350	5.3%	$6,740	5.3%
Specialty Products	730	2.5%	820	3.3%
Corporate	110	N/A	80	N/A
Total	$8,190	4.9%	$7,640	5.0%
Amortization
Packaging	$1,440	1.0%	$1,590	1.2%
Specialty Products	—	—%	—	—%
Corporate	—	N/A	—	N/A
Total	$1,440	0.9%	$1,590	1.0%
The following table summarizes detail on the year-over-year sales growth percentages for our reportable segments for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025:

	Year to Date First Quarter 2026 vs. Year to Date First Quarter 2025
	Organic	Acquisitions	Divestitures	Foreign Exchange	Total
Consolidated TriMas Corporation	7.3%	—%	(0.9)%	4.0%	10.4%
Packaging	4.4%	—%	—%	4.7%	9.1%
Specialty Products	22.6%	—%	(5.6)%	—%	17.0%

Results of Operations
The principal factors impacting us during the three months ended March 31, 2026, compared with the three months ended March 31, 2025, were:
•Increases in demand for products within our Packaging and Specialty Products segments;
•Realignment costs related to the comprehensive reorganization of our Packaging segment and corporate office;
•Interest income earned on the invested cash proceeds from the sale of our Aerospace business;
•The impact of the divestiture of our Arrow Engine business in first quarter 2025; and
•An increase in our effective tax rate in first quarter 2026 compared with first quarter 2025.

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Overall, net sales increased $15.8 million, or 10.4%, to $168.3 million for the three months ended March 31, 2026, as compared with $152.5 million in the three months ended March 31, 2025. Organic sales, excluding the impact of currency exchange and divestitures, increased $11.2 million, or 7.3%, as organic sales increased 22.6% and 4.4% within our Specialty Products and Packaging segments, respectively, due to end market demand improvements and growth initiatives. These increases were partially offset by the impact of the divestiture of our Arrow Engine business in our Specialty Products segment. In addition, net sales increased by $6.0 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of a weakening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 21.9% for the three months ended March 31, 2026 and 21.5% for the three months ended March 31, 2025. Gross profit margin increased primarily due to higher sales levels and related improved fixed cost absorption within our Specialty Products segment, as well as due to the favorable impact of prior year operational improvement actions within the Packaging segment. These improvements were partially offset by a less favorable product sales mix within our Packaging segment.
Operating profit margin (operating profit as a percentage of sales) approximated 4.1% and 4.7% for the three months ended March 31, 2026 and March 31, 2025, respectively. Operating profit decreased $0.3 million, to $6.9 million, for the three months ended March 31, 2026, compared to $7.2 million for the three months ended March 31, 2025, primarily due to the year-over-year impact of a $5.3 million gain on the sale of Arrow Engine in first quarter 2025 that did not recur, a less favorable product sales mix within our Packaging segment, and higher stock compensation expense. These decreases were partially offset by higher sales levels and related improved fixed cost absorption within our Specialty Products segment.
Interest expense increased $0.7 million, to $5.2 million, for the three months ended March 31, 2026, as compared to $4.5 million for the three months ended March 31, 2025, due to an increase in our weighted average borrowings and a higher effective interest rate on our revolving credit facility within the first quarter of 2026.
Other income (expense) increased $0.9 million to $0.9 million of income, for the three months ended March 31, 2026, from a nominal amount of expense for the three months ended March 31, 2025, as the $2.0 million of interest income earned on invested cash proceeds from the sale of our Aerospace business was partially offset by increased losses on foreign currency transactions.
The effective income tax rate for the three months ended March 31, 2026 and March 31, 2025 was 2,137.8% and 25.1%, respectively. We recorded tax expense of $54.3 million for the three months ended March 31, 2026, as compared to $0.7 million for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 was higher than in the prior year primarily due to incremental income tax expense of $53.9 million resulting from the reclassification of deferred tax benefits previously recognized at December 31, 2025 in connection with the Aerospace divestiture.
Income (loss) from continuing operations decreased by $53.7 million, to a loss of $51.8 million for the three months ended March 31, 2026, compared to income of $1.9 million for the three months ended March 31, 2025. The decrease was primarily the result of a decrease in operating profit of $0.3 million, an increase in interest expense of $0.7 million, and an increase in income tax expense of $53.7 million, partially offset by an increase in other income by $0.9 million.
See below for a discussion of operating results by segment.

Packaging.   Net sales increased $11.6 million, or 9.1% (of which 4.4% was organic and 4.7% was foreign currency exchange), to $139.2 million in the three months ended March 31, 2026, as compared to $127.6 million in the three months ended March 31, 2025. The increase was driven primarily by higher sales of products used in life sciences markets of $5.0 million and dispensing products used primarily for beauty, personal care and home care applications of $2.4 million, partially offset by lower sales of products used for industrial applications of $1.2 million. Net sales increased by $6.0 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies, as compared to 2025.
Gross profit increased $1.2 million to $32.7 million, or 23.5% of sales, in the three months ended March 31, 2026, as compared to $31.5 million, or 24.7% of sales, in the three months ended March 31, 2025, due to higher sales levels as well as the favorable impact of prior year operational improvement actions. Although gross profit increased, gross profit margin decreased primarily due to a less favorable product sales mix.
Selling, general and administrative expenses increased $3.9 million to $18.1 million, or 13.0% of sales, in the three months ended March 31, 2026, as compared to $14.2 million, or 11.1% of sales, in the three months ended March 31, 2025, primarily due to $2.7 million of higher realignment costs related to the comprehensive reorganization of our Packaging segment.
Operating profit decreased $2.7 million to $14.6 million, or 10.5% of sales, in the three months ended March 31, 2026, as compared to $17.2 million, or 13.5% of sales, in the three months ended March 31, 2025, primarily due to $2.7 million of higher realignment costs, a less favorable product sales mix, partially offset by increased sales and the favorable impact of operational improvement actions.
Specialty Products.    Net sales for the three months ended March 31, 2026 increased $4.2 million, or 17.0% (of which 22.6% was organic and (5.6)% was due to the divestiture of Arrow Engine), to $29.1 million, as compared to $24.9 million in the three months ended March 31, 2025. Sales of steel cylinders increased $5.6 million, or 24.0%, to $29.1 million, as compared to $23.5 million, due predominantly to improved demand for industrial applications. Arrow Engine contributed $1.4 million of sales in three months ended March 31, 2025. See Note 6, "Acquisitions and Sale of Business," included in Part I, Item 1, "Notes to Consolidated Financial Statements," within this quarterly report on Form 10-Q for more information.
Gross profit increased $2.8 million to $4.2 million, or 14.5% of sales, in the three months ended March 31, 2026, as compared to $1.4 million, or 5.5% of sales, in the three months ended March 31, 2025, primarily due to an increase in sales of our steel cylinders and improved fixed cost absorption, partially offset by the year-over-year impact from the divestiture of our Arrow Engine business.
Selling, general and administrative expenses decreased $1.2 million to $1.4 million, or 4.7% of sales, in the three months ended March 31, 2026, as compared to $2.5 million, or 10.1% of sales, in the three months ended March 31, 2025, primarily due to $1.2 million of incurred expenses related to our Arrow Engine business, which we divested in January 2025.
Operating profit increased $4.0 million to $2.9 million, or 9.8% of sales, in the three months ended March 31, 2026, as compared to a loss of $1.2 million, or 4.6% of sales, in the three months ended March 31, 2025, primarily due to higher steel cylinder sales, and lower selling, general and administrative expenses, partially offset by the year-over-year impact from the divestiture of our Arrow Engine business.
Corporate.    Corporate expenses, net consist of the following (dollars in millions):

	Three months ended March 31,
	2026	2025
Corporate operating expenses	$7.2	$11.6
Non-cash stock compensation	3.2	2.5
Legacy expenses	0.1	0.1
Gain on disposition of assets	—	(5.3)
Corporate expenses	$10.5	$8.9

Corporate expenses increased $1.6 million to $10.5 million for the three months ended March 31, 2026, from $8.9 million in the three months ended March 31, 2025, due to:
•Corporate operating expenses decreased $4.4 million to $7.2 million in three months ended March 31, 2026 from $11.6 million in three months ended March 31, 2025, due to $1.5 million lower realignment costs associated with actions to reorganize the corporate office (exclusive of non-cash stock compensation) and an overall decrease in other general corporate expenses.
•Non-cash stock compensation increased $0.7 million to $3.2 million in three months ended March 31, 2026 from $2.5 million in three months ended March 31, 2025, primarily due to timing and estimated attainment of existing awards.
•We recognized a $5.3 million pre-tax gain in the three months ended March 31, 2025, on the sale of our former Arrow Engine business.
Discontinued Operations.    The results of discontinued operations consists of our Aerospace segment, for which we entered into a definitive agreement to sell on November 4, 2025. On March 16, 2026, we completed the sale for a purchase price of approximately $1,456.9 million, subject to certain adjustments as set forth in the Purchase Agreement, which adjustments we expect to be finalized during 2026. Income from discontinued operations, net of income tax expense, was $852.6 million for the three months ended March 31, 2026, as compared to $10.5 million for the three months ended March 31, 2025. See Note 3, "Discontinued Operations," included in Part I, Item 1, "Notes to Consolidated Financial Statements," within this quarterly report on Form 10-Q for more information.

Liquidity and Capital Resources
Cash Flows
Cash flows used for operating activities were $19.4 million for the three months ended March 31, 2026, as compared to cash provided by operating activities of $9.2 million for the three months ended March 31, 2025. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:
•For the three months ended March 31, 2026, we reported a use of $167.2 million in cash flows, based on reported net income of $800.8 million, which includes a $51.8 million loss from continuing operations and $852.6 million income from discontinued operations, and after considering the effects of non-cash items related to depreciation, amortization, and gain on dispositions of assets, amortization of debt issuance costs, changes in deferred income taxes, stock-based compensation, provision for losses on accounts receivable, and other operating activities. For the three months ended March 31, 2025, we generated $23.5 million in cash flows based on reported net income of $12.4 million, which includes $1.9 million income from continuing operations and $10.5 million income from discontinued operations, and after considering the effects of similar non-cash items.
•Increases in accounts receivable resulted in a use of cash of $23.0 million and $14.7 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The increased use of cash for each of the three month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables increased seven days through the three months ended March 31, 2026, and increased three days through the three months ended March 31, 2025.
•We increased our investment in inventory by $16.6 million and $4.6 million for the three months ended March 31, 2026 and the three months ended March 31, 2025, respectively. Our days sales in inventory increased five days through the three months ended March 31, 2026 and through the three months ended March 31, 2025, as we continued to manage inventory levels, considering our supply needs, and balanced with sales growth across our segments.
•A decrease in prepaid expenses and other assets resulted in a source of cash of $4.6 million and $3.9 million for the three months ended March 31, 2026, and 2025, respectively. These changes were primarily a result of the timing of payments made for income taxes and certain operating expenses.
•An increase in accounts payable and accrued liabilities resulted in a source of cash of $182.8 million and $1.1 million for the three months ended March 31, 2026, and 2025, respectively. The increase in accounts payable and accrued liabilities for the three months ended March 31, 2026, includes a liability for estimated tax payments of $194.5 million related to the gain on the sale of Aerospace. Days accounts payable on hand (excluding the impact of the estimated tax payment for the three months ended March 31, 2026) decreased by two days through each of the three months ended March 31, 2026 and 2025. Our days accounts payable on hand fluctuate primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms.
Net cash provided by investing activities for the three months ended March 31, 2026 was $1,431.3 million, while net cash used for investing activities was $29.6 million during the three months ended March 31, 2025. During the three months ended March 31, 2026, we invested $5.2 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects. We also received combined net proceeds of $1,436.5 million from the sale of our Aerospace business and disposition of property and equipment. During the three months ended March 31, 2025, we invested $12.9 million in capital expenditures, paid $37.2 million, net of cash acquired, to acquire GMT Aerospace, and received net proceeds of $20.5 million from the sale of our Arrow Engine business and disposition of property and equipment.
Net cash used for financing activities was $132.3 million for the three months ended March 31, 2026, while net cash provided by financing activities was $30.1 million during the three months ended March 31, 2025. During the three months ended March 31, 2026, we made net repayments of $72.7 million on our revolving credit facilities, purchased $54.5 million of our outstanding common stock, used a net cash amount of $3.5 million related to our stock compensation arrangements, paid dividends of $1.5 million, and paid $0.1 million related to other financing liabilities. Our reported net proceeds from borrowings on our revolving credit facilities considers the impact of foreign currency translation. During the three months ended March 31, 2025, we received net proceeds of $35.3 million from borrowings on our revolving credit facilities, paid $1.3 million for debt financing fees, purchased $0.5 million of outstanding common stock, used a net cash amount of $1.8 million related to our stock compensation arrangements, paid dividends of $1.6 million, and paid $0.1 million related to other financing liabilities.

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
Beginning April 15, 2026, we may redeem all or part of the Senior Notes at par (100% of principal amount), plus accrued and unpaid interest, if any, to the redemption date.
For the three months ended March 31, 2026, our consolidated subsidiaries that do not guarantee the Senior Notes represented 32% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented 18% and 11% of the total guarantor and non-guarantor assets and liabilities, respectively, as of March 31, 2026, treating the guarantor and non-guarantor subsidiaries each as a consolidated group.
In March 2025, we amended our existing credit agreement ("Credit Agreement") to extend the maturity date. We incurred fees and expenses of $1.3 million related to the amendment, all of which was capitalized as debt issuance costs. We also recorded $0.1 million of non-cash expense related to the write-off of previously capitalized deferred financing fees. The Credit Agreement consists of a $250.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies, subject to a $125.0 million sub limit, maturing on March 31, 2030.
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
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of March 31, 2026. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 1.84 to 1.00 at March 31, 2026. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of March 31, 2026. Our actual interest expense coverage ratio was 5.62 to 1.00 at March 31, 2026. In December 2025 and March 2026, we amended the Credit Agreement to update certain definitions used in ratio and indebtedness calculations due to the sale of the Aerospace segment. At March 31, 2026, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended March 31, 2026 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended March 31, 2026
Net income	$908,550
Bank stipulated adjustments:
Interest expense	18,750
Income tax expense	215,100
Depreciation and amortization	57,720
Impairment charges and asset write-offs	1,520
Non-cash compensation expense(1)	11,620
Other non-cash expenses or losses	150
Non-recurring expenses or costs(2)	16,490
Extraordinary, non-recurring or unusual gains or losses	(1,052,660)
Effects of purchase accounting adjustments	1,390
Permitted dispositions	880
Currency gains and losses	1,950
Interest income	(2,190)
Permitted dispositions EBITDA	(91,450)
Consolidated Bank EBITDA, as defined	$87,820

	March 31, 2026
Total Indebtedness, as defined(3)	$161,190
Consolidated Bank EBITDA, as defined	87,820
Total net leverage ratio	1.84	x
Covenant requirement	4.00	x

Twelve Months Ended March 31, 2026
Interest expense	$18,750
Bank stipulated adjustments:
Interest income	(2,190)
Non-cash amounts attributable to amortization of financing costs	(950)
Total Consolidated Cash Interest Expense, as defined	$15,610

	March 31, 2026
Consolidated Bank EBITDA, as defined	$87,820
Total Consolidated Cash Interest Expense, as defined	15,610
Actual interest expense coverage ratio	5.62	x
Covenant requirement	3.00	x
_____________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to diligence and transaction costs, system implementation costs, and business restructuring and severance costs.
(3)    Includes $1.2 million of finance leases. The Credit Agreement allows up to $240.0 million in cash netting.

At March 31, 2026, we had no amounts outstanding under our revolving credit facility and had $243.8 million available after giving effect to $6.2 million of letters of credit issued and outstanding. At December 31, 2025, we had $72.8 million outstanding under our revolving credit facility and had $171.2 million available after giving effect to $6.0 million of letters of credit issued and outstanding. Our letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of leverage restrictions contained in the Credit Agreement, as of March 31, 2026 we had $190.1 million of borrowing capacity available for general corporate purposes. Our borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of December 31, 2025.
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
Our weighted average borrowings during the three months ended March 31, 2026 approximated $477.8 million, compared to $428.8 million during the three months ended March 31, 2025. Our weighted average borrowings increased year-over-year primarily due to borrowings made on our revolving credit facility to fund share repurchases.
In May 2021, we, through one of our non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4.0 million. The facility is guaranteed by TriMas Corporation. At March 31, 2026, we had no amounts outstanding on this loan facility.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.
The majority of our cash on hand as of March 31, 2026 is located within the U.S. Our available funding under our revolving credit facility is $190.1 million at March 31, 2026. Based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future, as well as dividends and share repurchases.
As of March 31, 2026, the majority of our cash was invested in highly liquid instruments, including U.S. Treasury‑backed money market funds and cash deposits with high‑credit‑quality financial institutions designated as Globally Systemically Important Banks. These investments are available on a same‑day basis, earn interest at a rate of approximately 3.5%, and qualify as permitted investments under our Credit Agreement. We intend to maintain these investments until they are deployed for organic growth initiatives, strategically aligned acquisition opportunities, share repurchases, or a combination thereof. During the three months ended March 31, 2026, we earned interest income of $2.0 million.
We are subject to variable interest rates on our revolving credit facility, which is subject to a benchmark interest rate determined based on the currency denomination of borrowings. At March 31, 2026, we had no amounts outstanding on our revolving credit facility and, therefore, no variable rate-based borrowings outstanding.
In addition to our long-term debt, we have other cash commitments related to leases. The majority of our lease transactions are accounted for as operating leases, and annual rent expense related thereto approximated $12.2 million in 2025. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
In February 2026, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $150 million in the aggregate, adding to the $48.9 million remaining under the previous authorization. In the three months ended March 31, 2026, we purchased 1,487,057 shares of our outstanding common stock for an aggregate purchase price of $54.5 million. Since the initial authorization through March 31, 2026, we have purchased 11,178,487 shares of our outstanding common stock for an aggregate purchase price of $340.2 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock and the payment of dividends, depending on market conditions, and other factors.

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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of March 31, 2026, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of $108.3 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 11, "Derivative Instruments," included in Part I, Item 1, "Notes to Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
We are also subject to interest risk as it relates to our long-term debt. We have historically used interest rate swap agreements to fix the variable portion of our debt to manage this risk, when applicable.
Common Stock
TriMas is listed in the NASDAQ Global Select Market. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On December 18, 2025, Moody's affirmed a Ba3 rating to our Senior Notes, as presented in Note 10, "Long-term Debt" included in Part I, Item 1, "Notes to Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also placed the Ba2 Corporate Family Rating under review for possible downgrade on November 6, 2025 and updated its outlook to under review following the announcement of the Aerospace sale. On March 26, 2026, Standard & Poor's lowered their rating of our Senior Notes to B, following the successful completion of the Aerospace divestiture. Standard & Poor's also lowered the corporate credit rating to B+ and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
We delivered first quarter results consistent with our expectations, while successfully completing the divestiture of Aerospace in March, an important milestone in the continued transformation of TriMas for the future. We entered 2026 with a clear strategic focus on strengthening our core businesses, and the decisive cost actions we implemented in January are expected to support improved operating leverage as we move through the year. With a more focused portfolio, enhanced financial flexibility and disciplined execution across the organization, we believe TriMas is well positioned to deliver improved performance and drive sustainable long‑term value for our stakeholders.
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
We continue to monitor the impacts of ongoing geopolitical conditions, including the conflicts in the Middle East, on our supply chains and raw materials costs. Although we were not significantly impacted in first quarter 2026 by the conflict in the Middle East, we are actively mitigating cost increases and supply delays that may impact our full year 2026 financial results if they persist and/or strengthen.

We believe our capital structure remains strong and that we have sufficient headroom under our financial covenants, and ample cash and available liquidity under our revolving credit facility, to meet our debt service, capital expenditure and other short-term and long-term obligations for the next 12 months and for the foreseeable future. We also plan to redeploy the proceeds from the sale of Aerospace in ways that we expect will enhance long-term value to our shareholders, employees and customers, including through prioritizing organic growth investments, pursuing strategically aligned acquisition opportunities or repurchasing shares.
Impact of New Accounting Standards
See Note 2, "New Accounting Pronouncements," included in Part I, Item 1, "Notes to Consolidated Financial Statements," within this quarterly report on Form 10-Q.
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
During the quarter ended March 31, 2026, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 10, "Long-term Debt," and Note 11, "Derivative Instruments," in Part I, Item 1, "Notes to Consolidated Financial Statements," included within this quarterly report on Form 10-Q for additional information.
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
Evaluation of disclosure controls and procedures
As of March 31, 2026, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 14, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A., "Risk Factors," in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no significant changes to our risk factors as disclosed in our 2025 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
January 1, 2026 to January 31, 2026	—	$—	—	$48.9
February 1, 2026 to February 28, 2026	—	$—	—	$150.0
March 1, 2026 to March 31, 2026	1,487,057	$36.67	1,487,057	$95.5
Total	1,487,057	$36.67	1,487,057	$95.5
__________________________
(1)     In February 2026, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $150 million in the aggregate, adding to the $48.9 million remaining under the previous authorization. The previous authorization, approved in November 2025, authorized up to $150 million of purchases in the aggregate of its common stock. Pursuant to this share repurchase program, during the three months ended March 31, 2026, the Company repurchased 1,487,057 shares of its common stock at a cost of $54.5 million. The share repurchase program is effective and has no expiration date.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Arrangements
On March 5, 2026, Herbert K. Parker, TriMas' Chairman of the Board of Directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides that Mr. Parker may sell up to an aggregate of 15,000 shares of the Company's common stock. First trades under Mr. Parker’s trading plan will not occur until June 8, 2026, at the earliest, and the trading plan is scheduled to terminate on December 4, 2026, subject to early termination for certain specified events set forth therein.

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
10.1
Tenth Amendment to the Credit Agreement, dated as of March 20, 2026, by and among TriMas Corporation, TriMas Company LLC, certain other subsidiaries of TriMas Corporation party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lenders from time to time thereto.*

10.2
Restricted Stock Units Agreement (CFO Initial RSU Award) (Two-Year Ratable Vest) under the 2023 Equity and Incentive Compensation Plan, dated as of January 18, 2026, by and between TriMas Corporation and Paul Swart.**

10.3	Form of Performance Stock Units Agreement (CFO) - 2026 LTI - under the 2023 Equity and Incentive Compensation Plan.**
10.4	Form of Performance Stock Units Agreement - 2026 LTI - under the 2023 Equity and Incentive Compensation Plan.**
10.5	Form of Restricted Stock Units Agreement (Three-Year Ratable Vest) - 2026 LTI - under the 2023 Equity and Incentive Compensation Plan.**
10.6	Form of Restricted Stock Units Agreement (CFO) (Three-Year Ratable Vest) - 2026 LTI - under the 2023 Equity and Incentive Compensation Plan.**
10.7	Form of Restricted Stock Units Agreement (One-Year Cliff Vest) - 2026 LTI - under the 2023 Equity and Incentive Compensation Plan.**
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101
The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

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

TRIMAS CORPORATION (Registrant)

/s/ PAUL A. SWART

Date:	April 30, 2026	By:	Paul A. Swart Chief Financial Officer