Form 10-Q
period 2026-06-30
TRIMAS CORP
filed 2026-07-31
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	June 30, 2026
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 23, 2026, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 35,873,873 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	June 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,242,480	$30,020
Receivables, net of reserves of $1.3 million as of June 30, 2026 and December 31, 2025	153,640	111,270
Inventories	116,530	108,720
Prepaid expenses and other current assets	34,510	36,380
Current assets, discontinued operations	—	176,280
Total current assets	1,547,160	462,670
Property and equipment, net	240,790	247,510
Operating lease right-of-use assets	36,470	31,800
Goodwill	296,660	300,280
Other intangibles, net	72,970	76,550
Deferred income taxes	6,880	53,670
Other assets	44,720	45,430
Non-current assets, discontinued operations	—	267,170
Total assets	$2,245,650	$1,485,080
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$223,450	$72,280
Accrued liabilities	52,720	59,640
Lease liabilities, current portion	8,010	4,100
Current liabilities, discontinued operations	—	47,650
Total current liabilities	284,180	183,670
Long-term debt, net	396,890	469,170
Lease liabilities	32,870	31,810
Deferred income taxes	28,440	17,710
Other long-term liabilities	60,660	65,840
Non-current liabilities, discontinued operations	—	11,290
Total liabilities	803,040	779,490
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 35,871,612 shares at June 30, 2026 and 37,630,206 shares at December 31, 2025	360	380
Paid-in capital	526,970	577,810
Retained earnings	917,040	127,410
Accumulated other comprehensive income (loss)	(1,760)	(10)
Total shareholders' equity	1,442,610	705,590
Total liabilities and shareholders' equity	$2,245,650	$1,485,080

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net sales	$174,580	$171,750	$342,860	$324,210
Cost of sales	(139,240)	(133,800)	(270,650)	(253,430)
Gross profit	35,340	37,950	72,210	70,780
Selling, general and administrative expenses	(24,500)	(30,540)	(54,490)	(61,510)
Net gain (loss) on dispositions of assets	20	(20)	30	5,270
Operating profit	10,860	7,390	17,750	14,540
Other expense, net:
Interest expense	(4,120)	(4,550)	(9,360)	(9,070)
Other income, net	11,330	270	12,220	230
Other income (expense), net	7,210	(4,280)	2,860	(8,840)
Income before income tax expense	18,070	3,110	20,610	5,700
Income tax (expense) benefit	49,200	(700)	(5,100)	(1,350)
Income from continuing operations	67,270	2,410	15,510	4,350
Income (loss) from discontinued operations, net of tax	(53,900)	14,310	798,690	24,790
Net income	$13,370	$16,720	$814,200	$29,140
Basic earnings (loss) per share:
Continuing operations	$1.87	$0.06	$0.42	$0.11
Discontinued operations	(1.50)	0.35	21.79	0.61
Net income per share	$0.37	$0.41	$22.21	$0.72
Weighted average common shares—basic	35,877,517	40,647,361	36,651,820	40,626,325
Diluted earnings (loss) per share:
Continuing operations	$1.86	$0.06	$0.42	$0.11
Discontinued operations	(1.49)	0.35	21.54	0.60
Net income per share	$0.37	$0.41	$21.96	$0.71
Weighted average common shares—diluted	36,211,032	40,929,861	37,075,408	40,939,798

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$13,370	$16,720	$814,200	$29,140
Other comprehensive income (loss):
Defined benefit plans (Note 18)	20	10	1,630	20
Foreign currency translation	(1,510)	23,080	(5,810)	33,880
Derivative instruments (Note 11)	(60)	(9,610)	2,430	(12,730)
Total other comprehensive income (loss)	(1,550)	13,480	(1,750)	21,170
Total comprehensive income	$11,820	$30,200	$812,450	$50,310

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Six months ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Income from continuing operations	$15,510	$4,350
Income from discontinued operations	798,690	24,790
Net income	814,200	29,140
Adjustments to reconcile net income to net cash provided by (used for) operating activities, net of acquisition impact:
Net gain on dispositions of assets	(1,040,040)	(5,270)
Depreciation	19,160	19,650
Amortization of intangible assets	5,300	8,540
Amortization of debt issue costs	480	480
Deferred income taxes	2,770	3,250
Non-cash compensation expense	5,410	5,000
Provision for losses on accounts receivable	(50)	(1,140)
Increase in receivables	(48,740)	(29,700)
(Increase) decrease in inventories	(15,520)	1,300
(Increase) decrease in prepaid expenses and other assets	7,430	(1,430)
Increase in accounts payable and accrued liabilities	191,190	14,520
Other operating activities	510	(4,900)
Net cash provided by (used for) operating activities, net of acquisition impact	(57,900)	39,440
Cash Flows from Investing Activities:
Capital expenditures	(13,130)	(29,980)
Acquisition of business, net of cash acquired	—	(37,160)
Net proceeds from disposition of business, property and equipment	1,436,930	21,180
Net cash provided by (used for) investing activities	1,423,800	(45,960)
Cash Flows from Financing Activities:
Proceeds from borrowings on revolving credit facilities	233,000	140,950
Repayments of borrowings on revolving credit facilities	(305,730)	(118,780)
Debt financing fees	—	(1,260)
Payments to purchase common stock	(73,460)	(2,260)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(4,430)	(1,800)
Dividends paid	(2,950)	(3,280)
Other financing activities	130	160
Net cash provided by (used for) financing activities	(153,440)	13,730
Cash and Cash Equivalents:
Increase for the period	1,212,460	7,210
At beginning of period	30,020	23,070
At end of period	$1,242,480	$30,280
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,960	$9,490
Cash paid for taxes	$33,940	$9,210
Non-cash property additions	$1,840	$—

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Six Months Ended June 30, 2026 and 2025
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2025	$380	$577,810	$127,410	$(10)	$705,590
Net income	—	—	800,830	—	800,830
Other comprehensive loss	—	—	—	(200)	(200)
Purchase of common stock	(20)	(44,880)	(9,630)	—	(54,530)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(3,460)	—	—	(3,460)
Non-cash compensation expense	—	3,070	—	—	3,070
Dividends declared	—	—	(1,490)	—	(1,490)
Balances, March 31, 2026	$360	$532,540	$917,120	$(210)	$1,449,810
Net income	—	—	13,370	—	13,370
Other comprehensive loss	—	—	—	(1,550)	(1,550)
Purchase of common stock	—	(6,940)	(11,990)	—	(18,930)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(970)	—	—	(970)
Non-cash compensation expense	—	2,340	—	—	2,340
Dividends declared	—	—	(1,460)	—	(1,460)
Balances, June 30, 2026	$360	$526,970	$917,040	$(1,760)	$1,442,610

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2024	$410	$663,770	$21,670	$(18,550)	$667,300
Net income	—	—	12,420	—	12,420
Other comprehensive income	—	—	—	7,690	7,690
Purchase of common stock	—	(450)	(10)	—	(460)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(1,760)	—	—	(1,760)
Non-cash compensation expense	—	2,990	—	—	2,990
Dividends declared	—	—	(1,610)	—	(1,610)
Balances, March 31, 2025	$410	$664,550	$32,470	$(10,860)	$686,570
Net income	—	—	16,720	—	16,720
Other comprehensive income	—	—	—	13,480	13,480
Purchase of common stock	—	(1,720)	(80)	—	(1,800)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(40)	—	—	(40)
Non-cash compensation expense	—	2,010	—	—	2,010
Dividends declared	—	—	(1,670)	—	(1,670)
Balances, June 30, 2025	$410	$664,800	$47,440	$2,620	$715,270

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
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. The preparation of financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results may differ from such estimates and assumptions due to risks and uncertainties, including uncertainty and volatility in the current economic environment due to input cost inflation, supply chain disruptions, and shortages in global markets for commodities, logistics and labor. To the extent there are differences between these estimates and actual results, the Company's consolidated financial statements may be materially affected. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes.
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
2. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"), which modernizes the accounting for software costs by removing references to prescriptive and sequential software development stages. Under ASU 2025-06 an entity is required to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2027, with early adoption permitted. The Company adopted ASU 2025-06 in the first quarter of 2026 with no material impact on its consolidated financial statements.
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
The Company recognized net proceeds of $1,241.8 million, which represents the purchase price, less estimated tax payments of approximately $194.5 million, and transaction costs of $20.2 million. The Company recorded a pre-tax gain on the sale of $1,040.0 million. The Company's liability for unpaid estimated tax payments is included in accounts payable in the accompanying consolidated balance sheet.
As of June 30, 2026, the Company’s net cash proceeds were invested in liquid instruments, including U.S. Treasury‑backed money market funds and cash deposits with high‑credit‑quality financial institutions designated as Globally Systemically Important Banks. These investments earn interest at an average rate of 3.7%, and qualify as permitted investments under the Company’s credit agreement. The Company intends to maintain these investments until they are deployed for organic growth initiatives, strategically aligned acquisition opportunities, share repurchases, or a combination thereof.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Results of discontinued operations are summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net sales	$—	$103,010	$83,920	$192,220
Cost of sales	—	(71,240)	(59,850)	(136,250)
Gross profit	—	31,770	24,070	55,970
Selling, general and administrative expenses	—	(12,030)	(12,710)	(21,600)
Net gain (loss) on dispositions of assets	—	—	1,040,000	—
Operating profit	—	19,740	1,051,360	34,370
Other expense, net	—	(500)	(2,180)	(560)
Income from discontinued operations, before income taxes	—	19,240	1,049,180	33,810
Income tax expense	(53,900)	(4,930)	(250,490)	(9,020)
Income (loss) from discontinued operations, net of tax	$(53,900)	$14,310	$798,690	$24,790
See Note 20, "Income Taxes," for additional information on income tax expense for the three and six months ended June 30, 2026.
The depreciation, amortization, capital expenditures, and significant cash flow items of the discontinued operations were as follows (dollars in thousands):

	Six months ended June 30,
	2026	2025
Cash flows from discontinued operating activities:
Depreciation	$2,200	$4,060
Amortization of intangible assets	2,690	5,270
Net gain on dispositions of assets	(1,040,000)	—
Non-cash compensation expense	(90)	840

Cash flows from discontinued investing activities:
Capital expenditures	$(2,820)	$(7,410)
Acquisition of businesses, net of cash acquired	—	(37,160)
4. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
Customer Markets	2026	2025	2026	2025
Consumer Products	$115,960	$117,650	$230,550	$220,500
Industrial	58,620	54,100	112,310	103,710
Total net sales	$174,580	$171,750	$342,860	$324,210
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
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Contract asset	$6,340	$8,010
Contract liabilities	9,010	11,610
During the six months ended June 30, 2026, the Company recognized $7.1 million of revenue that was recorded as a contract liability as of December 31, 2025. The remainder of the change in the contract liability balance was primarily due to additional deferrals from new billings.
5. Realignment Actions
2026 Realignment Actions
During the six months ended June 30, 2026, the Company incurred realignment charges in its Packaging segment and corporate office, primarily for severance, as well as related to the closure and consolidation of its Atkins, Arkansas facility into other locations. In connection with these actions, the Company recorded pre-tax realignment charges of $2.1 million and $6.2 million during the three and six months ended June 30, 2026, respectively. Pre-tax realignment charges recorded during the three months ended June 30, 2026, consist of $1.4 million related to facility move and consolidation costs, $0.5 million related to charges to accelerate the depreciation of certain fixed assets, and $0.2 million for employee-related costs. Pre-tax realignment charges recorded during the six months ended June 30, 2026, consist of $4.3 million for employee-related costs including $0.5 million of non-cash compensation expense, $1.4 million related to facility move and consolidation costs, and $0.5 million related to charges to accelerate the depreciation of certain fixed assets. For the three months ended June 30, 2026, $1.9 million and $0.2 million of these charges were included in cost of sales and selling, general and administrative expenses, respectively, in the accompanying consolidated statement of income. For the six months ended June 30, 2026, $1.9 million and $4.3 million of these charges were included in cost of sales and selling, general and administrative expenses, respectively, in the accompanying consolidated statement of income.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Sale of Business
On January 31, 2025, the Company completed the sale of its Arrow Engine business within the Specialty Products segment for net cash proceeds of $21.0 million. As a result, the Company recorded a pre-tax gain of $5.3 million for the six months ended June 30, 2025, and $0.1 million for the three months ended September 30, 2025.
7. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2026 are summarized as follows (dollars in thousands):

	Packaging	Specialty Products	Total
Balance, December 31, 2025	$293,720	$6,560	$300,280
Foreign currency translation and other	(3,620)	—	(3,620)
Balance, June 30, 2026	$290,100	$6,560	$296,660

Accumulated impairment losses at June 30, 2026	$58,660	$—	$58,660
Other Intangible Assets
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of June 30, 2026		As of December 31, 2025
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$98,020	$(73,300)	$99,270	$(71,810)
Customer relationships, 15 – 25 years	39,280	(39,280)	39,280	(39,280)
Total customer relationships	137,300	(112,580)	138,550	(111,090)
Technology and other, 1 – 15 years	13,540	(12,240)	13,630	(12,140)
Technology and other, 17 – 30 years	41,600	(39,910)	41,600	(39,740)
Total technology and other	55,140	(52,150)	55,230	(51,880)
Indefinite-lived intangible assets:
Trademark/Trade names	45,260	—	45,740	—
Total other intangible assets	$237,700	$(164,730)	$239,520	$(162,970)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Technology and other, included in cost of sales	$190	$190	$370	$360
Customer relationships, included in selling, general and administrative expenses	990	1,490	2,250	2,910
Total amortization expense	$1,180	$1,680	$2,620	$3,270

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
8. Inventories
Inventories consist of the following components (dollars in thousands):

	June 30, 2026	December 31, 2025
Finished goods	$43,900	$45,540
Work in process	24,120	24,130
Raw materials	48,510	39,050
Total inventories	$116,530	$108,720
9. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	June 30, 2026	December 31, 2025
Land and land improvements	$7,150	$7,290
Buildings	66,920	66,590
Machinery and equipment	453,430	450,960
	527,500	524,840
Less: Accumulated depreciation	286,710	277,330
Property and equipment, net	$240,790	$247,510
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Depreciation expense, included in cost of sales	$8,540	$7,720	$16,510	$15,110
Depreciation expense, included in selling, general and administrative expenses	220	230	440	480
Total depreciation expense	$8,760	$7,950	$16,950	$15,590
10. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	June 30, 2026	December 31, 2025
4.125% Senior Notes due April 2029	$400,000	$400,000
Credit Agreement	—	72,790
Debt issuance costs	(3,110)	(3,620)
Long-term debt, net	$396,890	$469,170
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
Credit Agreement
In March 2025, the Company amended its existing credit agreement ("Credit Agreement") to extend the maturity date. The Company incurred fees and expenses of $1.3 million during the six months ended June 30, 2025 related to the amendment, all of which was capitalized as debt issuance costs. The Company also recorded $0.1 million of non-cash expense related to the write-off of previously capitalized deferred financing fees in the six months ended June 30, 2025. The Credit Agreement consists of a $250.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies, subject to a $125.0 million sub limit, maturing on March 31, 2030.
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
At June 30, 2026, the Company had no amounts outstanding under its revolving credit facility and had $243.8 million available after giving effect to $6.2 million of letters of credit issued and outstanding. At December 31, 2025, the Company had $72.8 million outstanding under its revolving credit facility and had $171.2 million available after giving effect to $6.0 million of letters of credit issued and outstanding. After consideration of leverage restrictions contained in the Credit Agreement, as of June 30, 2026, the Company had $203.6 million of borrowing capacity available for general corporate purposes. The Company's borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of December 31, 2025.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $250.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement. The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under any accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). In December 2025 and March 2026, the Company amended the Credit Agreement to update certain definitions used in ratio and indebtedness calculations due to the sale of the Aerospace segment. At June 30, 2026, the Company was in compliance with its financial covenants contained in the Credit Agreement.
Other Revolving Loan Facility
In May 2021, the Company, through one of its non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings outstanding on this loan facility as of June 30, 2026, or December 31, 2025.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.125% Senior Notes due April 2029	$400,000	$383,000	$400,000	$387,000
Revolving credit facility	—	—	72,790	72,790
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
In February 2024, the Company entered into a cross-currency swap agreement effective as of April 15, 2024, with a notional amount of $75.0 million and a contract period end date of April 15, 2029. Under the terms of the agreement, the Company is to receive net interest payments at a fixed rate of approximately 1.06% of the notional amount. At inception, the cross-currency swap was designated as a net investment hedge. At designation, the cross-currency swap had an inception date non-zero fair value equal to a $4.9 million liability, which offset the inception date non-zero fair value of a $75.0 million foreign currency exchange forward contract entered into on the same date.
As of June 30, 2026 and December 31, 2025, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Caption	June 30, 2026	December 31, 2025
Net Investment Hedges
Cross-currency swaps	Other long-term liabilities	$(15,000)	$(18,270)
The following table summarizes the income recognized in accumulated other comprehensive income (loss) ("AOCI") on derivative contracts designated as hedging instruments as of June 30, 2026 and December 31, 2025, and the amounts reclassified from AOCI into earnings for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
	As of June 30, 2026	As of December 31, 2025	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Three months ended June 30,		Six months ended June 30,
				2026	2025	2026	2025
Net Investment Hedges
Cross-currency swaps	$7,150	$4,720	Other income (expense), net	$—	$—	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Derivatives Not Designated as Hedging Instruments
As of June 30, 2026, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of $108.1 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the Euro and British pound, U.S. dollar and Mexican peso, U.S. dollar and Chinese yuan, as well as between the Brazilian Real and the British pound, and have various settlement dates through September 2026. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of income.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of income (dollars in thousands):

	Location of Income (Loss) Recognized in Earnings on Derivatives	Amount of Income (Loss) Recognized in Earnings on Derivatives
		Three months ended June 30,		Six months ended June 30,
		2026	2025	2026	2025
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(130)	$(4,560)	$(820)	$(6,860)
Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Cross-currency swaps	Recurring	$(15,000)	$—	$(15,000)	$—
Foreign exchange contracts	Recurring	$(80)	$—	$(80)	$—
December 31, 2025
Cross-currency swaps	Recurring	$(18,270)	$—	$(18,270)	$—
Foreign exchange contracts	Recurring	$90	$—	$90	$—
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Supplemental balance sheet information related to the Company's leases are shown below (dollars in thousands):

	Balance Sheet Location	June 30, 2026	December 31, 2025
Assets
Operating leases	Operating lease right-of-use assets	$36,470	$31,800
Finance leases	Property and equipment, net (a)	1,970	2,150
Total lease assets		$38,440	$33,950
Liabilities
Current:
Operating leases	Lease liabilities, current portion	$7,230	$3,480
Finance leases	Lease liabilities, current portion	780	620
Long-term:
Operating leases	Lease liabilities	32,600	31,080
Finance leases	Lease liabilities	270	730
Total lease liabilities		$40,880	$35,910
__________________________
(a)     Finance leases were recorded net of accumulated depreciation of $0.8 million and $0.7 million as of June 30, 2026 and December 31, 2025, respectively.
The components of lease expense are as follows (dollars in thousands):

		Three months ended June 30,		Six months ended June 30,
	Statement of Income Location	2026	2025	2026	2025
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$2,210	$2,110	$4,310	$4,040
Finance lease cost:
Depreciation of lease assets	Cost of sales	60	70	120	130
Interest on lease liabilities	Interest expense	10	10	20	20
Short-term, variable and other lease costs	Cost of sales and Selling, general and administrative expenses	860	860	1,980	1,730
Total lease cost		$3,140	$3,050	$6,430	$5,920
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases	Finance Leases
2026 (excluding the six months ended June 30, 2026)	$4,530	$360
2027	8,520	750
2028	8,020	—
2029	6,860	—
2030	5,680	—
Thereafter	8,980	—
Total lease payments	42,590	1,110
Less: Imputed interest	(2,760)	(60)
Present value of lease liabilities	$39,830	$1,050

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Other information related to the Company's leases are as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,770	$2,070	$3,740	$3,730
Operating cash flows from finance leases	10	10	20	20
Financing cash flows from finance leases	140	120	270	240
Lease assets obtained in exchange for new lease liabilities:
Operating leases	—	910	8,570	4,250
The weighted-average remaining lease term of the Company's operating leases and finance leases as of June 30, 2026 is 5.5 years and 1.1 years, respectively. The weighted-average discount rate for the operating leases and finance leases as of June 30, 2026 is 4.7% and 2.6%, respectively.
13. Other Long-term Liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	June 30, 2026	December 31, 2025
Non-current asbestos-related liabilities	$31,760	$32,700
Other long-term liabilities	28,900	33,140
Total other long-term liabilities	$60,660	$65,840
14. Commitments and Contingencies
Asbestos
As of June 30, 2026, the Company was a party to 655 pending cases involving an aggregate of 5,197 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by its former Lamons division and certain other related subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Six Months Ended June 30, 2026	5,080	201	59	25	5,197	$8,530	$1,090,000
Fiscal Year Ended December 31, 2025	4,968	302	157	33	5,080	$18,091	$1,580,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 5,197 claims pending at June 30, 2026, 40 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At June 30, 2026, of the 40 claims that set forth specific amounts, there were no claims seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	5	35
Relatively few claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 30 years ago, have been $14.6 million. All relief sought in the asbestos cases is monetary in nature. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability.
The Company records a liability for asbestos-related claims, which includes both known and unknown claims, based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity.
In 2025, the Company commissioned its actuary to update the asbestos study based on data as of July 31, 2025, which yielded a range of possible future liability of $36.6 million to $48.9 million, before consideration of any potential insurance recoveries. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore recorded a pre-tax charge of $8.0 million to increase the liability estimate to $36.6 million, at the low end of the range. As of June 30, 2026, and December 31, 2025, the Company’s total asbestos-related liability was $34.6 million and $35.5 million, respectively, and is included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet. It is reasonably possible that a change in the estimate could occur in the near term.
The Company’s primary insurance, which covered approximately 40% of historical costs related to settlement and defense of asbestos litigation, expired in November 2018, upon which the Company became solely responsible for defense costs and indemnity payments. The Company is party to a coverage-in-place (CIP) agreement (entered into in 2006) with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims. The CIP agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Prior to the commencement of coverage under this agreement, the Company was solely responsible for defense costs and indemnity payments. During 2025, the Company reached the threshold of qualified future settlements required to commence excess carrier insurance coverage under the CIP agreement and began transitioning the administration and settlement of asbestos defense costs and indemnity payments to the insurance carriers. During the three months ended December 31, 2025, the Company reassessed the facts and circumstances surrounding the CIP agreement with the consortium of insurance companies and deemed the realization of the claim for loss recovery probable and reasonably estimable and recognized an insurance recovery asset of $35.8 million, which was commensurate with the assumptions used to calculate the asbestos liability. As of June 30, 2026, and December 31, 2025, the Company's total insurance recovery asset was $33.8 million and $34.7 million. The Company will continue to reassess its estimate of insurance recoveries and corresponding accounting for any such recoveries as the facts and circumstances change.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Changes in the carrying amount of the asbestos liability and insurance recovery asset for the six months ended June 30, 2026 and 2025 are summarized as follows (dollars in thousands):

	Asbestos Liability	Insurance Recovery Asset	Net
Balance, December 31, 2025	$(35,530)	$34,700	$(830)
Payments	940	(890)	50
Balance, June 30, 2026	$(34,590)	$33,810	$(780)
Current portion	$(2,830)	$2,820
Non-current portion	$(31,760)	$30,990

	Asbestos Liability	Insurance Recovery Asset	Net
Balance, December 31, 2024	$(29,660)	$—	$(29,660)
Payments	1,160	—	1,160
Balance, June 30, 2025	$(28,500)	$—	$(28,500)
Current portion	$(2,460)	$—
Non-current portion	$(26,040)	$—
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
Environmental
The Company is responsible for environmental remediation at currently or previously owned facilities and waste sites, including sites defined under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as “Superfund” for which the Company has been named a potential responsible party. During the six months ended June 30, 2026, and June 30, 2025, the Company recorded no charges related to environmental remediation costs. As of June 30, 2026, and December 31, 2025, the Company’s total environmental remediation obligation was $9.1 million and $9.4 million, respectively, which is primarily recorded within other long-term liabilities within the accompanying balance sheet. The accrual is primarily based on environmental cost estimates provided by third parties and represents the best estimate of the Company’s proportionate share of costs to be incurred for site remediation efforts. Actual costs incurred resulting from the ultimate resolution of these uncertainties could exceed the amount accrued.
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
Segment activity is as follows (dollars in thousands):

	Packaging	Specialty Products	Total
Three Months Ended June 30, 2026
Net sales	$142,920	$31,660	$174,580
Cost of sales	(109,350)	(29,890)
Selling, general and administrative expenses	(14,870)	(1,080)
Other segment items (a)	20	—
Segment operating profit	$18,720	$690	$19,410
Corporate (b)			(8,550)
Interest expense			(4,120)
Other income, net (c)			11,330
Income before income tax expense			$18,070

Three Months Ended June 30, 2025
Net sales	$143,010	$28,740	$171,750
Cost of sales	(107,460)	(26,340)
Selling, general and administrative expenses	(15,540)	(1,140)
Other segment items (a)	(20)	—
Segment operating profit	$19,990	$1,260	$21,250
Corporate (d)			(13,860)
Interest expense			(4,550)
Other income, net			270
Income before income tax expense			$3,110

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Packaging	Specialty Products	Total
Six Months Ended June 30, 2026
Net sales	$282,090	$60,770	$342,860
Cost of sales	(215,860)	(54,790)
Selling, general and administrative expenses	(32,970)	(2,450)
Other segment items (a)	10	20
Segment operating profit	$33,270	$3,550	$36,820
Corporate (e)			(19,070)
Interest expense			(9,360)
Other income, net (f)			12,220
Income before income tax expense			$20,610

Six Months Ended June 30, 2025
Net sales	$270,580	$53,630	$324,210
Cost of sales	(203,570)	(49,860)
Selling, general and administrative expenses	(29,750)	(3,660)
Other segment items (a)	(30)	—
Segment operating profit	$37,230	$110	$37,340
Corporate (g)			(22,800)
Interest expense			(9,070)
Other income, net			230
Income before income tax expense			$5,700
__________________________
(a) Other segment items for each reportable segment includes net gain (loss) on dispositions of assets.
(b) Includes $0.9 million of mergers, acquisition, diligence and transaction costs and $0.7 million of system implementation costs.
(c) Includes $10.9 million of interest income on the invested cash proceeds from the sale of Aerospace.
(d) Includes $2.2 million of realignment, severance and consulting costs and $1.4 million of system implementation costs.
(e) Includes $1.8 million of system implementation costs, $1.4 million of realignment and severance costs, and $0.9 million of mergers, acquisition, diligence and transaction costs.
(f) Includes $12.9 million of interest income on the invested cash proceeds from the sale of Aerospace.
(g) Includes $7.0 million of realignment, severance and consulting costs, $5.3 million gain on the sale of Arrow Engine, $2.4 million of system implementation costs and $0.3 million of mergers, acquisition, diligence and transaction costs.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Capital expenditures
Packaging	$4,980	$8,110	$8,740	$16,090
Specialty Products	1,250	2,800	2,680	3,860
Corporate	230	1,210	720	2,620
Total	$6,460	$12,120	$12,140	$22,570

Depreciation and amortization
Packaging	$9,010	$8,710	$17,800	$17,040
Specialty Products	820	830	1,550	1,650
Corporate	110	90	220	170
Total	$9,940	$9,630	$19,570	$18,860

	June 30, 2026	December 31, 2025
Total Assets
Packaging	$879,930	$855,080
Specialty Products	85,350	73,890
Corporate(a)	1,280,370	112,660
Total	$2,245,650	$1,041,630
(a) Corporate total assets as of June 30, 2026, includes $1,212.9 million of cash, primarily due to proceeds received on the sale of the Company's Aerospace segment and a $33.8 million asbestos-related insurance recovery asset. Corporate total assets as of December 31, 2025, includes a $53.9 million deferred tax asset as a result of the planned divestiture of Aerospace and a $34.7 million asbestos-related insurance recovery asset.
16. Equity Awards
Stock Options
Information related to stock options at June 30, 2026 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	900,000	$41.11
Outstanding at June 30, 2026	900,000	$41.11	9.0	$4,520,000
As of June 30, 2026, there was $3.7 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.4 years.
The Company recognized approximately $0.7 million and $1.5 million of stock-based compensation expense related to stock options during the three and six months ended June 30, 2026, respectively, and $0.1 million of stock-based compensation expense related to stock options during the three and six months ended June 30, 2025. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the six months ended June 30, 2026:
•Granted 82,145 RSUs to certain employees, which are subject only to a service condition and vest ratably over two or three years so long as the employee remains with the Company;
•Granted 22,824 RSUs to its non-employee independent directors, which fully vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date;
•Issued 640 RSUs related to director fee deferrals as certain of the Company's directors elected to defer all or a portion of their director fees and to receive the amount in Company common stock at a future date; and
•Issued 14 RSUs to certain employees related to dividend equivalent rights on existing equity awards.
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
The following disclosures related to restricted stock units include both continuing and discontinued operations.
Information related to RSUs at June 30, 2026 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	1,009,137	$26.01
Granted	145,002	35.39
Vested	(357,513)	25.68
Cancelled	(173,156)	27.91
Outstanding at June 30, 2026	623,470	$27.86	1.2	$28,070,000
As of June 30, 2026, there was $6.9 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 2.1 years.
The Company recognized stock-based compensation expense related to RSUs from continuing operations of $1.6 million and $4.0 million for the three and six months ended June 30, 2026, respectively, and $1.6 million and $4.1 million for the three and six months ended June 30, 2025, respectively. The stock-based compensation expense from continuing operations is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
17. Earnings per Share
Net income (loss) is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings (loss) per share. Diluted earnings (loss) per share is calculated to give effect to RSUs and stock options. The following table summarizes the dilutive effect of RSUs and stock options on common stock for the three and six months ended June 30, 2026, and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Weighted average common shares—basic	35,877,517	40,647,361	36,651,820	40,626,325
Dilutive effect of restricted stock units	324,279	282,500	418,970	313,473
Dilutive effect of stock options	9,236	—	4,618	—
Weighted average common shares—diluted	36,211,032	40,929,861	37,075,408	40,939,798
Anti-dilutive shares excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2026, were 800,000 and 850,000 shares, respectively. Anti-dilutive shares excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2025, were 80,957 and 42,969 shares, respectively.
In February 2026, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $150 million in the aggregate, adding to the $48.9 million remaining under the previous authorization. In the three and six months ended June 30, 2026, the Company purchased 509,264 and 1,996,321 shares of its outstanding common stock for $18.9 million and $73.5 million, respectively. During the three and six months ended June 30, 2025, the Company purchased 85,729 and 106,220 shares of its outstanding common stock for $1.8 million and $2.3 million, respectively. As of June 30, 2026, the Company had $76.5 million remaining under the repurchase authorization.
Holders of common stock are entitled to dividends at the discretion of the Company's Board of Directors. During the three and six months ended June 30, 2026, the Company's quarterly cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.4 million and $2.9 million, respectively. In the three and six months ended June 30, 2025, the Company's quarterly cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.7 million and $3.3 million, respectively.
18. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic benefit cost are as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Service costs	$70	$140	$190	$270
Interest costs	190	320	490	640
Expected return on plan assets	(210)	(260)	(540)	(510)
Settlement and curtailment losses	—	—	1,680	—
Amortization of net loss	60	20	130	50
Net periodic benefit cost	$110	$220	$1,950	$450
The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of income. The service cost related to discontinued operations included in the table above was $0.1 million for the six months ended June 30, 2026, and $0.1 million for the three and six months ended June 30, 2025.
During the six months ended June 30, 2026, the Company recognized a non-cash, pre-tax settlement charge of $1.7 million which was recorded within the results of discontinued operations.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company contributed $0.3 million to its continuing operations defined benefit pension plans during the six months ended June 30, 2026. The Company expects to contribute $0.5 million to its continuing operations defined benefit pension plans for the full year 2026.
19. Other Comprehensive Income (Loss)
Changes in AOCI by component for the six months ended June 30, 2026 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2025	$(8,550)	$4,720	$3,820	$(10)
Net unrealized gains (losses) arising during the period (a)	320	2,430	(6,970)	(4,220)
Less: Net realized losses reclassified to net income (b)	(1,310)	—	(1,160)	(2,470)
Net current-period other comprehensive income (loss)	1,630	2,430	(5,810)	(1,750)
Balance, June 30, 2026	$(6,920)	$7,150	$(1,990)	$(1,760)
__________________________
(a)    Defined benefit plans, net of income tax of $0.1 million. See Note 18, "Defined Benefit Plans," for additional details. Derivative instruments, net of income tax of $0.8 million. See Note 11, "Derivative Instruments," for further details.
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
20. Income Taxes
The effective income tax rate for the three months ended June 30, 2026 and 2025 was (272.3)% and 22.5%, respectively. The Company recorded an income tax benefit of $49.2 million for the three months ended June 30, 2026, compared to income tax expense of $0.7 million for the same period in the prior year. The significantly lower effective tax rate in the second quarter of 2026 was primarily driven by the misapplication of income tax accounting guidance related to allocation of tax provision in the first quarter of 2026 that resulted in tax expense of $53.9 million being reported in the results of continuing operations. The $53.9 million of tax expense was subsequently reported as an out-of-period adjustment in the second quarter of 2026 in the results of discontinued operations. There was no change to the total Company tax expense in either period.

The effective income tax rate for the six months ended June 30, 2026 and 2025 was 24.7% and 23.7%, respectively. The Company recorded income tax expense of $5.1 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate was primarily driven by the jurisdictional mix of earnings and the impact of certain permanent tax benefits recognized in the prior year period. Those benefits had a proportionately greater effect on the prior year effective tax rate due to the significantly lower level of pre-tax income in that period.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
21. Subsequent Events
On July 23, 2026, the Company announced that its Board of Directors had declared a cash dividend of $0.04 per share of TriMas Corporation common stock, which will be payable on August 13, 2026, to shareholders of record as of the close of business on August 6, 2026.

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
As a result of the decision of the U.S. Supreme Court in February 2026, we are entitled to a refund of tariffs previously paid on certain imported product under IEEPA. To date, the changes in the tariffs, on an overall basis, have not had a significant impact on our results of operations. We will continue to monitor the situation and evaluate the impact of any replacement tariffs or policy changes on our business, including the potential for cost recovery and future tariff exposure.
Overall, our second quarter 2026 net sales increased $2.8 million, or 1.6%, compared to second quarter 2025. Net sales increased 10.2% in our Specialty Products segment as compared to the prior year quarter due to increased market demand for steel cylinders. Organic sales decreased 2.1% within our Packaging segment, compared to second quarter 2025, due to volatility in certain of our end markets. Our overall sales increase included $2.9 million of currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of a weakening U.S. dollar relative to foreign currencies.
The most significant drivers affecting our financial results in second quarter 2026 compared with second quarter 2025, other than as directly impacted by sales changes, were realignment costs related to the closure and consolidation of our Atkins, Arkansas facility, interest income earned on the invested cash proceeds from the sale of our Aerospace business, and a decrease in our effective tax rate.
During second quarter 2026, we recorded $2.1 million of realignment costs related to the closure and consolidation of our Atkins, Arkansas facility into other locations within our Packaging segment, including $1.4 million related to facility move and consolidation costs and $0.5 million related to charges to accelerate the depreciation of certain fixed assets.

During first quarter 2026, we invested the cash proceeds from the sale of our Aerospace business in highly liquid instruments, including U.S. Treasury‑backed money market funds and cash deposits that earned interest at a rate of approximately 3.7% during second quarter. During the three months ended June 30, 2026, we earned interest income of $10.9 million.
The effective income tax rate for second quarter 2026 was (272.3)% as compared to 22.5% for second quarter 2025. See the Results of Operations section below for additional information.
The significantly lower effective tax rate in the second quarter of 2026 was primarily driven by the misapplication of income tax accounting guidance related to allocation of tax provision in the first quarter of 2026 that resulted in tax expense of $53.9 million being reported in the results of continuing operations. The $53.9 million of tax expense was subsequently reported as an out-of-period adjustment in the second quarter of 2026 in the results of discontinued operations. There was no change to the total Company tax expense in either period.
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

Oil-based commodity costs are a significant driver of raw materials and purchased components used within our Packaging segment. As such, an increase in crude oil prices often is a precursor to rising polymeric raw material costs, for which we may experience a contractual commercial recovery lag. During 2026, geopolitical instability in the Middle East has contributed to volatility in global energy and logistics markets. These conditions have led to increased oil-based commodity costs, including resin and other input costs, which began to affect us in second quarter 2026.
Each year our businesses target continuous improvement initiatives in an effort to reduce, or otherwise offset, the impact of increased input and conversion costs through increased throughput and yield rates, with a goal of at least covering inflationary and market cost increases. In addition, we continuously review our operating cost structures to ensure alignment with current market demand.
We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In February 2026, our Board of Directors authorized us to increase the purchase of our common stock up to $150 million in the aggregate, adding to the $48.9 million remaining under the previous authorization. During second quarter 2026, 509,264 shares were purchased. As of June 30, 2026, we had $76.5 million remaining under the repurchase authorization.
In addition, in second quarter 2026, we declared dividends of $0.04 per share of common stock and paid dividends of $1.4 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, as well as dividends, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	Three months ended June 30,
	2026	As a Percentage of Net Sales	2025	As a Percentage of Net Sales
Net Sales
Packaging	$142,920	81.9%	$143,010	83.3%
Specialty Products	31,660	18.1%	28,740	16.7%
Total	$174,580	100.0%	$171,750	100.0%
Gross Profit
Packaging	$33,570	23.5%	$35,550	24.9%
Specialty Products	1,770	5.6%	2,400	8.4%
Total	$35,340	20.2%	$37,950	22.1%
Selling, General and Administrative Expenses
Packaging	$14,870	10.4%	$15,540	10.9%
Specialty Products	1,080	3.4%	1,140	4.0%
Corporate	8,550	N/A	13,860	N/A
Total	$24,500	14.0%	$30,540	17.8%
Operating Profit (Loss)
Packaging	$18,720	13.1%	$19,990	14.0%
Specialty Products	690	2.2%	1,260	4.4%
Corporate	(8,550)	N/A	(13,860)	N/A
Total	$10,860	6.2%	$7,390	4.3%
Depreciation
Packaging	$7,830	5.5%	$7,030	4.9%
Specialty Products	820	2.6%	830	2.9%
Corporate	110	N/A	90	N/A
Total	$8,760	5.0%	$7,950	4.6%
Amortization
Packaging	$1,180	0.8%	$1,680	1.2%
Specialty Products	—	—%	—	—%
Corporate	—	N/A	—	N/A
Total	$1,180	0.7%	$1,680	1.0%
The following table summarizes detail on the year-over-year sales growth percentages for our reportable segments for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025:

	Second Quarter 2026 vs. Second Quarter 2025
	Organic	Divestitures	Foreign Exchange	Total
Consolidated TriMas Corporation	—%	—%	1.6%	1.6%
Packaging	(2.1)%	—%	2.0%	(0.1)%
Specialty Products	10.2%	—%	—%	10.2%

The following table summarizes financial information for our reportable segments for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six months ended June 30,
	2026	As a Percentage of Net Sales	2025	As a Percentage of Net Sales
Net Sales
Packaging	$282,090	82.3%	$270,580	83.5%
Specialty Products	60,770	17.7%	53,630	16.5%
Total	$342,860	100.0%	$324,210	100.0%
Gross Profit
Packaging	$66,230	23.5%	$67,010	24.8%
Specialty Products	5,980	9.8%	3,770	7.0%
Total	$72,210	21.1%	$70,780	21.8%
Selling, General and Administrative Expenses
Packaging	$32,970	11.7%	$29,750	11.0%
Specialty Products	2,450	4.0%	3,660	6.8%
Corporate	19,070	N/A	28,100	N/A
Total	$54,490	15.9%	$61,510	19.0%
Operating Profit (Loss)
Packaging	$33,270	11.8%	$37,230	13.8%
Specialty Products	3,550	5.8%	110	0.2%
Corporate	(19,070)	N/A	(22,800)	N/A
Total	$17,750	5.2%	$14,540	4.5%
Depreciation
Packaging	$15,180	5.4%	$13,770	5.1%
Specialty Products	1,550	2.6%	1,650	3.1%
Corporate	220	N/A	170	N/A
Total	$16,950	4.9%	$15,590	4.8%
Amortization
Packaging	$2,620	0.9%	$3,270	1.2%
Specialty Products	—	—%	—	—%
Corporate	—	N/A	—	N/A
Total	$2,620	0.8%	$3,270	1.0%
The following table summarizes detail on the year-over-year sales growth percentages for our reportable segments for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025:

	Year to Date Second Quarter 2026 vs. Year to Date Second Quarter 2025
	Organic	Divestitures	Foreign Exchange	Total
Consolidated TriMas Corporation	3.4%	(0.4)%	2.8%	5.8%
Packaging	1.0%	—%	3.3%	4.3%
Specialty Products	16.0%	(2.7)%	—%	13.3%
Results of Operations
The principal factors impacting us during the three months ended June 30, 2026, compared with the three months ended June 30, 2025, were:
•Increase in demand for products within our Specialty Products segment;
•Realignment costs related to the closure and consolidation of our Atkins, Arkansas facility into other locations within our Packaging segment;
•Interest income earned on the invested cash proceeds from the sale of our Aerospace business; and
•A decrease in our effective tax rate in second quarter 2026 compared with second quarter 2025.

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
Overall, net sales increased $2.8 million, or 1.6%, to $174.6 million for the three months ended June 30, 2026, as compared with $171.8 million in the three months ended June 30, 2025. Organic sales, excluding the impact of currency exchange, remained relatively flat, as organic sales increased 10.2% within our Specialty segment, due to higher demand levels for steel cylinders, while organic sales decreased 2.1% within our Packaging segment. In addition, net sales increased by $2.9 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening of the U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 20.2% and 22.1% for the three months ended June 30, 2026 and 2025, respectively. Gross profit margin decreased primarily due to $1.9 million of higher realignment costs related to the closure and consolidation of our Atkins, Arkansas facility within our Packaging segment, as well as due to higher production costs and manufacturing inefficiencies within our Specialty Products segment.
Operating profit margin (operating profit as a percentage of sales) approximated 6.2% and 4.3% for the three months ended June 30, 2026 and 2025, respectively. Operating profit increased $3.5 million to $10.9 million in the three months ended June 30, 2026, from $7.4 million for the three months ended June 30, 2025, primarily due to a decrease in consulting costs and costs associated with actions to reorganize the corporate office in the second quarter of 2025, as well as a decrease in employee-related costs and overall general corporate expenses. These increases were partially offset by $1.4 million of higher realignment costs, primarily related to the closure and consolidation of our Atkins, Arkansas facility within our Packaging segment, and higher production costs and manufacturing inefficiencies within our Specialty Products segment.
Interest expense decreased $0.4 million, to $4.1 million for the three months ended June 30, 2026, compared to $4.6 million for the three months ended June 30, 2025, due to a decrease in our weighted average borrowings on our revolving credit facility within the second quarter of 2026.
Other income increased $11.1 million to $11.3 million for the three months ended June 30, 2026, as compared to $0.3 million for the three months ended June 30, 2025, primarily due to $10.9 million of interest income on the invested cash proceeds from the sale of Aerospace.
The effective income tax rate for the three months ended June 30, 2026 and 2025 was (272.3)% and 22.5%, respectively. We recorded an income tax benefit of $49.2 million and income tax expense of $0.7 million for the three months ended June 30, 2026 and 2025, respectively. The significantly lower effective tax rate in the second quarter of 2026 was primarily driven by the misapplication of income tax accounting guidance related to allocation of tax provision in the first quarter of 2026 that resulted in tax expense of $53.9 million being reported in the results of continuing operations. The $53.9 million of tax expense was subsequently reported as an out-of-period adjustment in the second quarter of 2026 in the results of discontinued operations. There was no change to the total Company tax expense in either period.
Income from continuing operations increased $64.9 million, to $67.3 million for the three months ended June 30, 2026, as compared to $2.4 million for the three months ended June 30, 2025. The increase was primarily the result of a decrease in income tax expense of $49.9 million, an increase of $11.1 million in other income, an increase in operating profit of $3.5 million, and a decrease in interest expense of $0.4 million.
See below for a discussion of operating results by segment.
Packaging. Net sales decreased $0.1 million, or 0.1% (of which (2.1)% was organic and 2.0% was foreign currency exchange), to $142.9 million in the three months ended June 30, 2026, as compared to $143.0 million in the three months ended June 30, 2025. Sales of products used in food and beverage applications decreased by $2.5 million, sales of dispensing products used primarily for beauty, personal care and home care applications decreased by $2.2 million, and sales of other consumer goods products decreased by $2.6 million. These decreases were partially offset by higher sales of products used in life sciences markets of $3.2 million and higher sales of products used for industrial applications of $1.2 million. Net sales increased by $2.9 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening of the U.S. dollar relative to foreign currencies, as compared to second quarter 2025.
Gross profit decreased $2.0 million to $33.6 million, or 23.5% of sales, in the three months ended June 30, 2026, as compared to $35.6 million, or 24.9% of sales, in the three months ended June 30, 2025, primarily due to $1.9 million higher realignment costs related to the closure and consolidation of our Atkins, Arkansas facility.

Selling, general and administrative expenses decreased $0.7 million to $14.9 million, or 10.4% of sales, in the three months ended June 30, 2026, as compared to $15.5 million, or 10.9% of sales, in the three months ended June 30, 2025, primarily due to lower employee-related costs and lower intangible asset amortization expense due to certain assets becoming fully amortized, partially offset by $0.2 million of higher realignment costs.
Operating profit decreased $1.3 million to $18.7 million, or 13.1% of sales, in the three months ended June 30, 2026, as compared to $20.0 million, or 14.0% of sales, in the three months ended June 30, 2025, primarily due to $2.1 million of higher realignment costs, partially offset by lower employee-related costs and lower intangible asset amortization expense due to certain assets becoming fully amortized.
Specialty Products.   Net sales for the three months ended June 30, 2026 increased $2.9 million, or 10.2%, to $31.7 million, as compared to $28.7 million in the three months ended June 30, 2025, primarily due to higher demand and market share gains.
Gross profit decreased $0.6 million to $1.8 million, or 5.6% of sales, in the three months ended June 30, 2026, as compared to $2.4 million, or 8.4% of sales, in the three months ended June 30, 2025, as the impact of increased steel cylinder sales was more than offset by higher production costs due to inefficient ramping up of labor and machinery to meet the higher demand levels, as well as higher material costs.
Selling, general and administrative expenses were flat at $1.1 million, or 3.4% of sales, in the three months ended June 30, 2026, as compared to $1.1 million, or 4.0% of sales, in the three months ended June 30, 2025, as the segment managed spending levels while supporting elevated market demand.
Operating profit decreased $0.6 million to $0.7 million, or 2.2% of sales, in the three months ended June 30, 2026, as compared to $1.3 million, or 4.4% of sales, in the three months ended June 30, 2025, as the impact of increased steel cylinder sales was more than offset by higher production costs and manufacturing inefficiencies.
Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended June 30,
	2026	2025
Corporate operating expenses	$6.2	$12.1
Non-cash stock compensation	2.3	1.7
Legacy expenses	0.1	0.1
Corporate expenses	$8.6	$13.9
Corporate expenses decreased $5.3 million to $8.6 million for the three months ended June 30, 2026, from $13.9 million for the three months ended June 30, 2025, due to:
•Corporate operating expenses decreased $5.9 million to $6.2 million in the three months ended June 30, 2026 from $12.1 million in the three months ended June 30, 2025, primarily due to a $2.2 million decrease related to consulting costs and costs associated with actions to reorganize the corporate office in the second quarter of 2025, a $0.8 million decrease in costs associated with upgrades to certain of our information technology applications, as well as a decrease of $3.8 million of employee-related costs and overall general corporate expenses. These decreases were partially offset by $0.9 million of higher professional fees related to mergers, acquisition, diligence and transaction costs.
•Non-cash stock compensation increased $0.6 million to $2.3 million in the three months ended June 30, 2026 from $1.7 million in the three months ended June 30, 2025, primarily due to timing and estimated attainment of existing awards.
Discontinued Operations.    The results of discontinued operations consist of our Aerospace segment, for which we entered into a definitive agreement to sell on November 4, 2025. On March 16, 2026, we completed the sale for a purchase price of approximately $1,456.9 million, subject to certain adjustments as set forth in the Purchase Agreement, which adjustments we expect to be finalized during 2026. Income (loss) from discontinued operations, net of income tax expense, was a loss of $53.9 million for the three months ended June 30, 2026, as compared to income of $14.3 million for the three months ended June 30, 2025. See Note 3, "Discontinued Operations," included in Part I, Item 1, "Notes to Consolidated Financial Statements," within this quarterly report on Form 10-Q for more information.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
Overall, net sales increased $18.7 million, or 5.8%, to $342.9 million for the six months ended June 30, 2026, as compared with $324.2 million in the six months ended June 30, 2025. Organic sales, excluding the impact of currency exchange and divestitures, increased $11.1 million, or 3.4%, as organic sales increased 16.0% and 1.0% within our Specialty Products and Packaging segments, respectively, due to end market demand improvements and growth initiatives. These increases were partially offset by the impact of the divestiture of our Arrow Engine business in our Specialty Products segment. In addition, net sales increased by $8.9 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of a weakening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 21.1% for the six months ended June 30, 2026 and 21.8% for the six months ended June 30, 2025. Gross profit margin decreased primarily due to $1.9 million of higher realignment costs related to the closure and consolidation of our Atkins, Arkansas facility within our Packaging segment. This decrease was partially offset by increased gross profit and margin from our Specialty Products segment.
Operating profit margin (operating profit as a percentage of sales) approximated 5.2% and 4.5% for the six months ended June 30, 2026 and 2025, respectively. Operating profit increased $3.2 million, to $17.8 million, for the six months ended June 30, 2026, compared to $14.5 million for the six months ended June 30, 2025, primarily due to a decrease in consulting costs as well as a decrease in employee-related costs and overall general corporate expenses. Additionally, operating profit increased from our Specialty Products segment, as a result of increased sales of our steel cylinders. These increases were partially offset by the year-over-year impact of a $5.3 million gain on the sale of Arrow Engine in the first half of 2025 that did not recur and $1.7 million of higher realignment costs primarily related to the closure and consolidation of our Atkins, Arkansas facility within our Packaging segment.
Interest expense increased $0.3 million, to $9.4 million, for the six months ended June 30, 2026, as compared to $9.1 million for the six months ended June 30, 2025, due to an increase in our weighted average borrowings and a higher effective interest rate on our revolving credit facility within the first half of 2026.
Other income increased $12.0 million to $12.2 million, for the six months ended June 30, 2026, from $0.2 million for the six months ended June 30, 2025, as the $12.9 million of interest income earned on invested cash proceeds from the sale of our Aerospace business was partially offset by increased losses on foreign currency transactions.
The effective income tax rate for the six months ended June 30, 2026 and 2025 was 24.7% and 23.7%, respectively. We recorded income tax expense of $5.1 million for the six months ended June 30, 2026, as compared to $1.4 million for the six months ended June 30, 2025. The increase in the effective tax rate was primarily driven by the jurisdictional mix of earnings and the impact of certain permanent tax benefits recognized in the prior year period. Those benefits had a proportionately greater effect on the prior year effective tax rate due to the significantly lower level of pre-tax income in that period.
Income from continuing operations increased by $11.2 million, to $15.5 million for the six months ended June 30, 2026, compared to $4.4 million for the six months ended June 30, 2025. The Increase was primarily the result of an increase in other income of $12.0 million and an increase in operating profit of $3.2 million, partially offset by an increase in income tax expense of $3.8 million and an increase in interest expense of $0.3 million.
See below for a discussion of operating results by segment.
Packaging.   Net sales increased $11.5 million, or 4.3% (of which 1.0% was organic and 3.3% was foreign currency exchange), to $282.1 million in the six months ended June 30, 2026, as compared to $270.6 million in the six months ended June 30, 2025. The increase was driven primarily by higher sales of products used in life sciences markets of $8.2 million, partially offset by the decrease in sales of other consumer goods products of $3.6 million and decrease in sales of products used in food and beverage applications of $2.2 million. Net sales increased by $8.9 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies, as compared to 2025.
Gross profit decreased $0.8 million to $66.2 million, or 23.5% of sales, in the six months ended June 30, 2026, as compared to $67.0 million, or 24.8% of sales, in the six months ended June 30, 2025, as the $1.9 million higher realignment costs related to the closure and consolidation of our Atkins, Arkansas facility more than offset the impact of increased sales.
Selling, general and administrative expenses increased $3.2 million to $33.0 million, or 11.7% of sales, in the six months ended June 30, 2026, as compared to $29.8 million, or 11.0% of sales, in the six months ended June 30, 2025, primarily due to $2.9 million of higher realignment costs related to the comprehensive reorganization of our Packaging segment.

Operating profit decreased $4.0 million to $33.3 million, or 11.8% of sales, in the six months ended June 30, 2026, as compared to $37.2 million, or 13.8% of sales, in the six months ended June 30, 2025, primarily due to higher realignment costs, partially offset by the impact of increased sales.
Specialty Products.    Net sales for the six months ended June 30, 2026 increased $7.1 million, or 13.3% (of which 16.0% was organic and (2.7)% was due to the divestiture of Arrow Engine), to $60.8 million, as compared to $53.6 million in the six months ended June 30, 2025. Sales of steel cylinders increased $8.6 million, or 16.4%, to $60.8 million, as compared to $52.2 million, primarily due to improved demand for industrial applications and market share gains. Arrow Engine contributed $1.4 million of sales in six months ended June 30, 2025. See Note 6, "Acquisitions and Sale of Business," included in Part I, Item 1, "Notes to Consolidated Financial Statements," within this quarterly report on Form 10-Q for more information.
Gross profit increased $2.2 million to $6.0 million, or 9.8% of sales, in the six months ended June 30, 2026, as compared to $3.8 million, or 7.0% of sales, in the six months ended June 30, 2025, primarily due to an increase in sales of our steel cylinders. The increase in gross profit from the sale of our steel cylinders was partially offset by the year-over-year impact from the divestiture of our Arrow Engine business.
Selling, general and administrative expenses decreased $1.2 million to $2.5 million, or 4.0% of sales, in the six months ended June 30, 2026, as compared to $3.7 million, or 6.8% of sales, in the six months ended June 30, 2025, primarily due to $1.2 million of incurred expenses related to our Arrow Engine business, which we divested in January 2025.
Operating profit increased $3.4 million to $3.6 million, or 5.8% of sales, in the six months ended June 30, 2026, as compared to $0.1 million, or 0.2% of sales, in the six months ended June 30, 2025, primarily due to higher sales of our steel cylinders and lower selling, general and administrative expenses, partially offset by the year-over-year impact from the divestiture of our Arrow Engine business.
Corporate.    Corporate expenses, net consist of the following (dollars in millions):

	Six months ended June 30,
	2026	2025
Corporate operating expenses	$13.4	$23.7
Non-cash stock compensation	5.5	4.2
Legacy expenses	0.2	0.2
Gain on disposition of assets	—	(5.3)
Corporate expenses	$19.1	$22.8
Corporate expenses decreased $3.7 million to $19.1 million for the six months ended June 30, 2026, from $22.8 million in the six months ended June 30, 2025, due to:
•Corporate operating expenses decreased $10.3 million to $13.4 million in six months ended June 30, 2026 from $23.7 million in six months ended June 30, 2025, due to a $4.4 million decrease related to consulting costs and costs associated with actions to reorganize the corporate office in the first half of 2025 (exclusive of non-cash stock compensation), a $0.5 million decrease in costs associated with upgrades to certain of our information technology applications, as well as a decrease of $6.0 million in employee-related costs and overall general corporate expenses. These decreases were partially offset by a $0.6 million increase in professional fees related to mergers, acquisition, diligence and transaction costs.
•Non-cash stock compensation increased $1.3 million to $5.5 million in six months ended June 30, 2026 from $4.2 million in six months ended June 30, 2025, primarily due to timing and estimated attainment of existing awards.
•We recognized a $5.3 million pre-tax gain in the six months ended June 30, 2025, on the sale of our former Arrow Engine business.
Discontinued Operations.    The results of discontinued operations consist of our Aerospace segment, for which we entered into a definitive agreement to sell on November 4, 2025. On March 16, 2026, we completed the sale for a purchase price of approximately $1,456.9 million, subject to certain adjustments as set forth in the Purchase Agreement, which adjustments we expect to be finalized during 2026. Income from discontinued operations, net of income tax expense, was $798.7 million for the six months ended June 30, 2026, as compared to $24.8 million for the six months ended June 30, 2025. See Note 3, "Discontinued Operations," included in Part I, Item 1, "Notes to Consolidated Financial Statements," within this quarterly report on Form 10-Q for more information.

Liquidity and Capital Resources
Cash Flows
Cash flows used for operating activities were $57.9 million for the six months ended June 30, 2026, as compared to cash provided by operating activities of $39.4 million for the six months ended June 30, 2025. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:
•For the six months ended June 30, 2026, we reported a use of $192.3 million in cash flows, based on reported net income of $814.2 million, which includes a $15.5 million loss from continuing operations and $798.7 million income from discontinued operations, and after considering the effects of non-cash items related to depreciation, amortization, and gain on dispositions of assets, amortization of debt issuance costs, changes in deferred income taxes, stock-based compensation, provision for losses on accounts receivable, and other operating activities. For the six months ended June 30, 2025, we generated $54.8 million in cash flows based on reported net income of $29.1 million, which includes $4.4 million income from continuing operations and $24.8 million income from discontinued operations, and after considering the effects of similar non-cash items.
•Increases in accounts receivable resulted in a use of cash of $48.7 million and $29.7 million for the six months ended June 30, 2026 and 2025, respectively. The increased use of cash for each of the six month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables increased 14 days through the six months ended June 30, 2026 primarily due to increased sales with customers that generally have longer payment terms, and increased one day through the six months ended June 30, 2025.
•We increased our investment in inventory by $15.5 million and decreased our investment in inventory by $1.3 million for the six months ended June 30, 2026 and the six months ended June 30, 2025, respectively. Our days sales in inventory decreased five days through the six months ended June 30, 2026, and decreased seven days through the six months ended June 30, 2025, as we continued to manage inventory levels, considering our supply needs, and balanced with sales growth across our segments.
•A decrease in prepaid expenses and other assets resulted in a source of cash of $7.4 million for the six months ended June 30, 2026 and an increase in prepaid expenses resulted in a use of cash of $1.4 million for the six months ended June 30, 2025. These changes were primarily a result of the timing of payments made for income taxes and certain operating expenses.
•An increase in accounts payable and accrued liabilities resulted in a source of cash of $191.2 million and $14.5 million for the six months ended June 30, 2026, and 2025, respectively. The increase in accounts payable and accrued liabilities for the six months ended June 30, 2026, includes a liability for estimated tax payments of $164.3 million related to the gain on the sale of Aerospace. Days accounts payable on hand (excluding the impact of the estimated tax payment for the six months ended June 30, 2026) decreased by 14 days through the six months ended June 30, 2026 and increased one day through the six months ended June 30, 2025. Our days accounts payable on hand fluctuate primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms.
Net cash provided by investing activities for the six months ended June 30, 2026 was $1,423.8 million, while net cash used for investing activities was $46.0 million during the six months ended June 30, 2025. During the six months ended June 30, 2026, we invested $13.1 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects. We also received combined net proceeds of $1,436.9 million from the sale of our Aerospace business and disposition of property and equipment. During the six months ended June 30, 2025, we invested $30.0 million in capital expenditures, paid $37.2 million, net of cash acquired, to acquire GMT Aerospace, and received net proceeds of $21.2 million from the sale of our Arrow Engine business and disposition of property and equipment.
Net cash used for financing activities was $153.4 million for the six months ended June 30, 2026, while net cash provided by financing activities was $13.7 million during the six months ended June 30, 2025. During the six months ended June 30, 2026, we made net repayments of $72.7 million on our revolving credit facilities, purchased $73.5 million of our outstanding common stock, used a net cash amount of $4.4 million related to our stock compensation arrangements, paid dividends of $3.0 million, and received $0.1 million related to other financing liabilities. Our reported net proceeds from borrowings on our revolving credit facilities considers the impact of foreign currency translation. During the six months ended June 30, 2025, we received net proceeds of $22.2 million from borrowings on our revolving credit facilities, paid $1.3 million for debt financing fees, purchased $2.3 million of outstanding common stock, used a net cash amount of $1.8 million related to our stock compensation arrangements, paid dividends of $3.3 million, and received $0.2 million related to other financing liabilities.

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
For the six months ended June 30, 2026, our consolidated subsidiaries that do not guarantee the Senior Notes represented 39% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented 16% and 10% of the total guarantor and non-guarantor assets and liabilities, respectively, as of June 30, 2026, treating the guarantor and non-guarantor subsidiaries each as a consolidated group.
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
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of June 30, 2026. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 1.77 to 1.00 at June 30, 2026. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of June 30, 2026. Our actual interest expense coverage ratio was 21.21 to 1.00 at June 30, 2026. In December 2025 and March 2026, we amended the Credit Agreement to update certain definitions used in ratio and indebtedness calculations due to the sale of the Aerospace segment. At June 30, 2026, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended June 30, 2026 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended June 30, 2026
Net income	$905,200
Bank stipulated adjustments:
Interest expense	18,330
Income tax expense	214,170
Depreciation and amortization	53,300
Impairment charges and asset write-offs	1,520
Non-cash compensation expense(1)	11,950
Other non-cash expenses or losses	190
Non-recurring expenses or costs(2)	15,960
Extraordinary, non-recurring or unusual gains or losses	(1,052,660)
Effects of purchase accounting adjustments	880
Permitted dispositions	840
Currency gains and losses	1,160
Interest income	(13,130)
Permitted dispositions EBITDA	(66,550)
Consolidated Bank EBITDA, as defined	$91,160

	June 30, 2026
Total Indebtedness, as defined(3)	$161,040
Consolidated Bank EBITDA, as defined	91,160
Total net leverage ratio	1.77	x
Covenant requirement	4.00	x

Twelve Months Ended June 30, 2026
Interest expense	$18,330
Bank stipulated adjustments:
Interest income	(13,070)
Non-cash amounts attributable to amortization of financing costs	(960)
Total Consolidated Cash Interest Expense, as defined	$4,300

	June 30, 2026
Consolidated Bank EBITDA, as defined	$91,160
Total Consolidated Cash Interest Expense, as defined	4,300
Actual interest expense coverage ratio	21.21	x
Covenant requirement	3.00	x
_____________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to diligence and transaction costs, system implementation costs, and business restructuring and severance costs.
(3)    Includes $1.0 million of finance leases. The Credit Agreement allows up to $240.0 million in cash netting.

At June 30, 2026, we had no amounts outstanding under our revolving credit facility and had $243.8 million available after giving effect to $6.2 million of letters of credit issued and outstanding. At December 31, 2025, we had $72.8 million outstanding under our revolving credit facility and had $171.2 million available after giving effect to $6.0 million of letters of credit issued and outstanding. Our letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of leverage restrictions contained in the Credit Agreement, as of June 30, 2026 we had $203.6 million of borrowing capacity available for general corporate purposes. Our borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of December 31, 2025.
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
Our weighted average borrowings during the six months ended June 30, 2026 approximated $438.9 million, compared to $436.3 million during the six months ended June 30, 2025. Our weighted average borrowings increased year-over-year primarily due to borrowings made on our revolving credit facility to fund share repurchases.
In May 2021, we, through one of our non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4.0 million. The facility is guaranteed by TriMas Corporation. At June 30, 2026, we had no amounts outstanding on this loan facility.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.
The majority of our cash on hand as of June 30, 2026 is located within the U.S. Our available funding under our revolving credit facility is $203.6 million at June 30, 2026. Based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future, as well as dividends and share repurchases.
As of June 30, 2026, the majority of our cash was invested in liquid instruments, including U.S. Treasury‑backed money market funds and cash deposits with high‑credit‑quality financial institutions designated as Globally Systemically Important Banks. These investments earn interest at an average rate of 3.7%, and qualify as permitted investments under our Credit Agreement. We intend to maintain these investments until they are deployed for organic growth initiatives, strategically aligned acquisition opportunities, share repurchases, or a combination thereof. During the six months ended June 30, 2026, we earned interest income of $12.9 million.
We are subject to variable interest rates on our revolving credit facility, which is subject to a benchmark interest rate determined based on the currency denomination of borrowings. At June 30, 2026, we had no amounts outstanding on our revolving credit facility and, therefore, no variable rate-based borrowings outstanding.
In addition to our long-term debt, we have other cash commitments related to leases. The majority of our lease transactions are accounted for as operating leases, and annual rent expense related thereto approximated $12.2 million in 2025. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
In February 2026, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $150 million in the aggregate, adding to the $48.9 million remaining under the previous authorization. In the six months ended June 30, 2026, we purchased 1,996,321 shares of our outstanding common stock for an aggregate purchase price of $73.5 million. Since the initial authorization through June 30, 2026, we have purchased 11,687,751 shares of our outstanding common stock for an aggregate purchase price of $359.2 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock and the payment of dividends, depending on market conditions, and other factors.

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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of June 30, 2026, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of $108.1 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 11, "Derivative Instruments," included in Part I, Item 1, "Notes to Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
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
Outlook
We delivered financial results for the first half of 2026 consistent with our expectations, while successfully completing the divestiture of Aerospace in March, an important milestone in the continued transformation of TriMas for the future. We entered 2026 with a clear strategic focus on strengthening our core businesses, and the decisive cost actions we implemented in January are expected to support improved operating leverage as we continue to move through the year. With a more focused portfolio, enhanced financial flexibility and disciplined execution across the organization, we believe TriMas is well positioned to deliver improved performance and drive sustainable long‑term value for our stakeholders.
During the second quarter, we further advanced our organizational transformation, with strategic leadership additions focused on customer success and operational excellence designed to build on the comprehensive realignment actions taken earlier in 2026 and facilitate the intended outcomes of those actions. Early in 2026, we executed a comprehensive organizational realignment to streamline operations, strengthen customer responsiveness and drive sustainable cost savings. The realignment integrates select corporate and business functions to simplify the structure, eliminates duplication and improves operational efficiency. These initiatives are expected to generate more than $10.5 million in savings in 2026 and approximately $16 million on an annualized basis.
As part of this effort, TriMas Packaging restructured its commercial and operational model to eliminate silos, accelerate decision-making, and deliver more integrated customer solutions. The actions included realigning commercial resources and sales processes to improve customer engagement and growth execution, while also unifying sales teams, standardizing operations across facilities and reducing management layers to improve speed, accountability and innovation. Key initiatives include brand unification, expanded operational excellence programs, technology implementations and manufacturing footprint optimization. We also implemented a planning framework to align priorities, strengthen accountability and drive execution across our three strategic pillars. Collectively, these actions are expected to strengthen TriMas’ operating model, enhance customer satisfaction and support sustainable long-term value creation.

We continue to monitor the impacts of ongoing geopolitical conditions, including the conflicts in the Middle East, on our supply chains and raw materials costs. We have been actively partnering with customers and suppliers to manage cost, supply chain and other geopolitical challenges that may impact our full year 2026 financial results if they persist and/or strengthen.
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
During the quarter ended June 30, 2026, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2025.

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
Evaluation of disclosure controls and procedures
As of June 30, 2026, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
April 1, 2026 to April 30, 2026	509,264	$37.19	509,264	$76.5
May 1, 2026 to May 31, 2026	—	$—	—	$76.5
June 1, 2026 to June 30, 2026	—	$—	—	$76.5
Total	509,264	$37.19	509,264	$76.5
__________________________
(1)     In February 2026, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $150 million in the aggregate, adding to the $48.9 million remaining under the previous authorization. The previous authorization, approved in November 2025, authorized up to $150 million of purchases in the aggregate of its common stock. Pursuant to this share repurchase program, during the three months ended June 30, 2026, the Company repurchased 509,264 shares of its common stock at a cost of $18.9 million. The share repurchase program is effective and has no expiration date.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Arrangements
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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
101
The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ PAUL A. SWART

Date:	July 31, 2026	By:	Paul A. Swart Chief Financial Officer