Form 10-Q
period 2026-09-30
TRIMAS CORP
filed 2026-11-13
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	September 30, 2026
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 12, 2026, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 35,285,062 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	September 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,158,540	$30,020
Receivables, net of reserves of $1.7 million and $1.3 million as of September 30, 2026 and December 31, 2025, respectively	150,200	111,270
Inventories	115,750	108,720
Prepaid expenses and other current assets	31,880	36,380
Current assets, discontinued operations	—	176,280
Total current assets	1,456,370	462,670
Property and equipment, net	238,690	247,510
Operating lease right-of-use assets	34,740	31,800
Goodwill	295,730	300,280
Other intangibles, net	71,460	76,550
Deferred income taxes	6,200	53,670
Other assets	43,720	45,430
Non-current assets, discontinued operations	—	267,170
Total assets	$2,146,910	$1,485,080
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$114,600	$72,280
Accrued liabilities	58,670	59,640
Lease liabilities, current portion	8,060	4,100
Current liabilities, discontinued operations	—	47,650
Total current liabilities	181,330	183,670
Long-term debt, net	397,140	469,170
Lease liabilities	31,150	31,810
Deferred income taxes	30,050	17,710
Other long-term liabilities	57,700	65,840
Non-current liabilities, discontinued operations	—	11,290
Total liabilities	697,370	779,490
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 35,641,636 shares at September 30, 2026 and 37,630,206 shares at December 31, 2025	360	380
Paid-in capital	525,020	577,810
Retained earnings	927,130	127,410
Accumulated other comprehensive income (loss)	(2,970)	(10)
Total shareholders' equity	1,449,540	705,590
Total liabilities and shareholders' equity	$2,146,910	$1,485,080

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net sales	$178,740	$166,020	$521,600	$490,230
Cost of sales	(145,110)	(131,550)	(415,760)	(384,980)
Gross profit	33,630	34,470	105,840	105,250
Selling, general and administrative expenses	(24,820)	(29,640)	(79,310)	(91,150)
Asbestos-related costs	—	(8,030)	—	(8,030)
Net gain (loss) on dispositions of assets	(100)	20	(70)	5,290
Operating profit (loss)	8,710	(3,180)	26,460	11,360
Other expense, net:
Interest expense	(4,140)	(4,360)	(13,500)	(13,430)
Other income, net	9,920	1,080	22,140	1,310
Other income (expense), net	5,780	(3,280)	8,640	(12,120)
Income (loss) before income tax expense	14,490	(6,460)	35,100	(760)
Income tax (expense) benefit	(3,020)	1,570	(8,120)	220
Income (loss) from continuing operations	11,470	(4,890)	26,980	(540)
Income from discontinued operations, net of tax	5,900	14,190	804,590	38,980
Net income	$17,370	$9,300	$831,570	$38,440
Basic earnings (loss) per share:
Continuing operations	$0.32	$(0.12)	$0.74	$(0.01)
Discontinued operations	0.16	0.35	22.13	0.96
Net income per share	$0.48	$0.23	$22.87	$0.95
Weighted average common shares—basic	35,759,542	40,650,933	36,354,394	40,634,527
Diluted earnings (loss) per share:
Continuing operations	$0.32	$(0.12)	$0.74	$(0.01)
Discontinued operations	0.16	0.35	21.90	0.96
Net income per share	$0.48	$0.23	$22.64	$0.95
Weighted average common shares—diluted	36,063,656	40,650,933	36,738,157	40,634,527

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$17,370	$9,300	$831,570	$38,440
Other comprehensive income (loss):
Defined benefit plans (Note 18)	20	10	1,650	30
Foreign currency translation	(2,200)	(1,780)	(8,010)	32,100
Derivative instruments (Note 11)	970	660	3,400	(12,070)
Total other comprehensive income (loss)	(1,210)	(1,110)	(2,960)	20,060
Total comprehensive income	$16,160	$8,190	$828,610	$58,500

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Nine months ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$26,980	$(540)
Income from discontinued operations	804,590	38,980
Net income	831,570	38,440
Adjustments to reconcile net income to net cash provided by (used for) operating activities, net of acquisition impact:
Net gain on dispositions of assets	(1,040,140)	(5,120)
Depreciation	27,160	29,770
Amortization of intangible assets	6,570	12,940
Amortization of debt issue costs	720	710
Deferred income taxes	4,840	4,140
Non-cash compensation expense	6,960	8,300
Provision for losses on accounts receivable	350	(930)
Change in asbestos liability estimate	—	8,030
Increase in receivables	(46,320)	(18,280)
Increase in inventories	(15,360)	(8,390)
Decrease in prepaid expenses and other assets	12,520	8,250
Increase in accounts payable and accrued liabilities	85,760	3,340
Other operating activities	740	(5,270)
Net cash provided by (used for) operating activities, net of acquisition impact	(124,630)	75,930
Cash Flows from Investing Activities:
Capital expenditures	(20,160)	(43,650)
Acquisition of business, net of cash acquired	—	(37,730)
Net proceeds from disposition of business, property and equipment	1,437,660	21,780
Net cash provided by (used for) investing activities	1,417,500	(59,600)
Cash Flows from Financing Activities:
Proceeds from borrowings on revolving credit facilities	233,000	169,300
Repayments of borrowings on revolving credit facilities	(305,730)	(164,770)
Debt financing fees	—	(1,260)
Payments to purchase common stock	(82,730)	(2,260)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	(4,490)	(1,850)
Dividends paid	(4,400)	(4,950)
Other financing activities	—	30
Net cash used for financing activities	(164,350)	(5,760)
Cash and Cash Equivalents:
Increase for the period	1,128,520	10,570
At beginning of period	30,020	23,070
At end of period	$1,158,540	$33,640
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,180	$9,920
Cash paid for taxes	$132,470	$11,290
Non-cash property additions	$1,900	$—

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Nine Months Ended September 30, 2026 and 2025
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2025	$380	$577,810	$127,410	$(10)	$705,590
Net income	—	—	800,830	—	800,830
Other comprehensive loss	—	—	—	(200)	(200)
Purchase of common stock	(20)	(44,880)	(9,630)	—	(54,530)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(3,460)	—	—	(3,460)
Non-cash compensation expense	—	3,070	—	—	3,070
Dividends declared	—	—	(1,490)	—	(1,490)
Balances, March 31, 2026	$360	$532,540	$917,120	$(210)	$1,449,810
Net income	—	—	13,370	—	13,370
Other comprehensive loss	—	—	—	(1,550)	(1,550)
Purchase of common stock	—	(6,940)	(11,990)	—	(18,930)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(970)	—	—	(970)
Non-cash compensation expense	—	2,340	—	—	2,340
Dividends declared	—	—	(1,460)	—	(1,460)
Balances, June 30, 2026	$360	$526,970	$917,040	$(1,760)	$1,442,610
Net income	—	—	17,370	—	17,370
Other comprehensive loss	—	—	—	(1,210)	(1,210)
Purchase of common stock	—	(3,440)	(5,830)	—	(9,270)
Shares surrendered upon exercise and vesting of equity awards to cover taxes	—	(60)	—	—	(60)
Non-cash compensation expense	—	1,550	—	—	1,550
Dividends declared	—	—	(1,450)	—	(1,450)
Balances, September 30, 2026	$360	$525,020	$927,130	$(2,970)	$1,449,540

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Nine Months Ended September 30, 2026 and 2025
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
On March 16, 2026, the Company completed the previously announced sale of its Aerospace segment ("Aerospace"), a transaction entered into with an affiliate of Tinicum L.P., and funds managed by Blackstone, Inc. on November 4, 2025. Aerospace was sold for approximately $1,457.1 million in cash, subject to customary post-closing adjustments, which the Company finalized during the third quarter of 2026. The financial results of Aerospace were previously reported within the Company's Aerospace reportable segment, and are presented as discontinued operations for all periods presented in the financial statements attached hereto.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
3. Discontinued Operations
On March 16, 2026, the Company completed the previously announced sale of Aerospace to an affiliate of Tinicum L.P., and funds managed by Blackstone, Inc., pursuant to an Equity Purchase Agreement dated as of November 4, 2025 (the "Purchase Agreement"), for a purchase price of approximately $1,457.1 million, subject to certain adjustments as set forth in the Purchase Agreement, which the Company finalized during the third quarter of 2026.
The Company recognized net proceeds of $1,242.5 million, which represents the purchase price, less estimated tax payments of approximately $194.5 million, and transaction costs of $20.2 million. The Company recorded a pre-tax gain on the sale of $1,040.2 million. The Company also recorded a $5.7 million tax benefit in discontinued operations during the three months ended September 30, 2026. See Note 20, "Income Taxes," for further details. The Company's liability for unpaid estimated tax payments is included in accounts payable in the accompanying consolidated balance sheet.
As of September 30, 2026, the Company’s net cash proceeds were invested in liquid instruments, including U.S. Treasury Bills, U.S. Treasury‑backed money market funds, and cash deposits with high‑credit‑quality financial institutions designated as Globally Systemically Important Banks. These investments earn interest at an average rate of 3.9%, and qualify as permitted investments under the Company’s credit agreement. The Company intends to maintain these investments until they are deployed for organic growth initiatives, strategically aligned acquisition opportunities, share repurchases, or a combination thereof.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The carrying value of the assets and liabilities held in discontinued operations were as follows (dollars in thousands):

December 31, 2025
Assets
Current assets:
Receivables, net	$60,460
Inventories	113,950
Prepaid expenses and other current assets	1,870
Total current assets	176,280
Property and equipment, net	90,780
Operating lease right-of-use assets	10,360
Goodwill	86,960
Other intangibles, net	77,530
Other assets	1,540
Total assets	$443,450

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$16,370
Accrued liabilities	25,000
Lease liabilities, current portion	6,280
Total current liabilities	47,650
Lease liabilities	4,540
Deferred income taxes	6,160
Other long-term liabilities	590
Total liabilities	$58,940
Results of discontinued operations are summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net sales	$—	$103,240	$83,920	$295,460
Cost of sales	—	(71,800)	(59,850)	(208,050)
Gross profit	—	31,440	24,070	87,410
Selling, general and administrative expenses	—	(11,500)	(12,710)	(33,100)
Net gain (loss) on dispositions of assets	200	(170)	1,040,200	(170)
Operating profit	200	19,770	1,051,560	54,140
Other expense, net	—	(1,180)	(2,180)	(1,740)
Income from discontinued operations, before income taxes	200	18,590	1,049,380	52,400
Income tax (expense) benefit	5,700	(4,400)	(244,790)	(13,420)
Income from discontinued operations, net of tax	$5,900	$14,190	$804,590	$38,980

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The depreciation, amortization, capital expenditures, and significant cash flow items of the discontinued operations were as follows (dollars in thousands):

	Nine months ended September 30,
	2026	2025
Cash flows from discontinued operating activities:
Depreciation	$2,200	$6,040
Amortization of intangible assets	2,690	7,960
Net (gain) loss on dispositions of assets	(1,040,200)	170
Non-cash compensation expense	(90)	1,270

Cash flows from discontinued investing activities:
Capital expenditures	$(2,820)	$(12,160)
Acquisition of businesses, net of cash acquired	—	(37,730)
4. Revenue
The following table presents the Company’s disaggregated net sales by primary market served (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
Customer Markets	2026	2025	2026	2025
Consumer Products	$121,470	$110,480	$352,020	$330,980
Industrial	57,270	55,540	169,580	159,250
Total net sales	$178,740	$166,020	$521,600	$490,230
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
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (dollars in thousands):

	September 30, 2026	December 31, 2025
Contract asset	$6,260	$8,010
Contract liabilities	7,450	11,610
During the nine months ended September 30, 2026, the Company recognized $7.3 million of revenue that was recorded as a contract liability as of December 31, 2025. The remainder of the change in the contract liability balance was primarily due to additional deferrals from new billings.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
5. Realignment Actions
2026 Realignment Actions
During the nine months ended September 30, 2026, the Company incurred realignment charges in its Packaging segment and corporate office, primarily for severance, as well as related to the closure and consolidation of its Atkins, Arkansas facility into other locations. In connection with these actions, the Company recorded pre-tax realignment charges of $0.8 million and $7.0 million during the three and nine months ended September 30, 2026, respectively. Pre-tax realignment charges recorded during the three months ended September 30, 2026, consisted of $0.8 million of employee-related costs, all of which were recorded in selling, general and administrative expenses in the accompanying consolidated statement of income. Pre-tax realignment charges recorded during the nine months ended September 30, 2026, consisted of $5.1 million for employee-related costs, $1.4 million related to facility move and consolidation costs, and $0.5 million related to charges to accelerate the depreciation of certain fixed assets. For the nine months ended September 30, 2026, $1.9 million and $5.1 million of these charges were included in cost of sales and selling, general and administrative expenses, respectively, in the accompanying consolidated statement of income.
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
7. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2026 are summarized as follows (dollars in thousands):

	Packaging	Specialty Products	Total
Balance, December 31, 2025	$293,720	$6,560	$300,280
Foreign currency translation and other	(4,550)	—	(4,550)
Balance, September 30, 2026	$289,170	$6,560	$295,730

Accumulated impairment losses at September 30, 2026	$58,660	$—	$58,660

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Other Intangible Assets
The Company amortizes its other intangible assets over periods ranging from one to 30 years. The gross carrying amounts and accumulated amortization of the Company's other intangibles are summarized below (dollars in thousands):

	As of September 30, 2026		As of December 31, 2025
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$97,690	$(74,170)	$99,270	$(71,810)
Customer relationships, 15 – 25 years	39,280	(39,280)	39,280	(39,280)
Total customer relationships	136,970	(113,450)	138,550	(111,090)
Technology and other, 1 – 15 years	13,520	(12,300)	13,630	(12,140)
Technology and other, 17 – 30 years	41,600	(40,000)	41,600	(39,740)
Total technology and other	55,120	(52,300)	55,230	(51,880)
Indefinite-lived intangible assets:
Trademark/Trade names	45,120	—	45,740	—
Total other intangible assets	$237,210	$(165,750)	$239,520	$(162,970)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Technology and other, included in cost of sales	$180	$190	$550	$550
Customer relationships, included in selling, general and administrative expenses	1,080	1,520	3,330	4,430
Total amortization expense	$1,260	$1,710	$3,880	$4,980
8. Inventories
Inventories consist of the following components (dollars in thousands):

	September 30, 2026	December 31, 2025
Finished goods	$44,260	$45,540
Work in process	24,560	24,130
Raw materials	46,930	39,050
Total inventories	$115,750	$108,720
During the third quarter of 2026, management determined that the inventory value at its Norris Cylinder subsidiary was overstated by $1.6 million as a result of quantity errors that began in the fourth quarter of 2025 and continued over the first two quarters of 2026. The Company recorded an out-of-period charge to cost of sales, and a corresponding reduction in the value of raw material inventory, during the third quarter of 2026 for $1.6 million. The Company evaluated the materiality of this misstatement based on an analysis of quantitative and qualitative factors and concluded it was not material to the current period or any previously issued financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9. Property and Equipment, Net
Property and equipment consists of the following components (dollars in thousands):

	September 30, 2026	December 31, 2025
Land and land improvements	$7,120	$7,290
Buildings	67,260	66,590
Machinery and equipment	457,690	450,960
	532,070	524,840
Less: Accumulated depreciation	293,380	277,330
Property and equipment, net	$238,690	$247,510
Depreciation expense as included in the accompanying consolidated statement of income is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Depreciation expense, included in cost of sales	$7,780	$7,910	$24,290	$23,020
Depreciation expense, included in selling, general and administrative expenses	230	230	670	710
Total depreciation expense	$8,010	$8,140	$24,960	$23,730
10. Long-term Debt
The Company's long-term debt consists of the following (dollars in thousands):

	September 30, 2026	December 31, 2025
4.125% Senior Notes due April 2029	$400,000	$400,000
Credit Agreement	—	72,790
Debt issuance costs	(2,860)	(3,620)
Long-term debt, net	$397,140	$469,170
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
Credit Agreement
In March 2025, the Company amended its existing credit agreement ("Credit Agreement") to extend the maturity date. The Company incurred fees and expenses of $1.3 million during the nine months ended September 30, 2025 related to the amendment, all of which was capitalized as debt issuance costs. The Company also recorded $0.1 million of non-cash expense related to the write-off of previously capitalized deferred financing fees in the nine months ended September 30, 2025. The Credit Agreement consists of a $250.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies, subject to a $125.0 million sub limit, maturing on March 31, 2030.

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
At September 30, 2026, the Company had no amounts outstanding under its revolving credit facility and had $243.8 million available after giving effect to $6.2 million of letters of credit issued and outstanding. At December 31, 2025, the Company had $72.8 million outstanding under its revolving credit facility and had $171.2 million available after giving effect to $6.0 million of letters of credit issued and outstanding. After consideration of leverage restrictions contained in the Credit Agreement, as of September 30, 2026, the Company had $203.0 million of borrowing capacity available for general corporate purposes. The Company's borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of December 31, 2025.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $125.0 million (equivalent) foreign currency sub limit of the $250.0 million senior secured revolving credit facility are secured by a cross-guarantee amongst, and a pledge of the assets of, the foreign subsidiary borrowers that are a party to the agreement. The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including the ability, subject to certain exceptions and limitations, to incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its restricted subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under any accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). In December 2025 and March 2026, the Company amended the Credit Agreement to update certain definitions used in ratio and indebtedness calculations due to the sale of the Aerospace segment. At September 30, 2026, the Company was in compliance with its financial covenants contained in the Credit Agreement.
Other Revolving Loan Facility
In May 2021, the Company, through one of its non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4 million. The facility is guaranteed by TriMas Corporation. There were no borrowings outstanding on this loan facility as of September 30, 2026, or December 31, 2025.
Fair Value of Debt
The valuations of the Senior Notes and revolving credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined. The carrying amounts and fair values were as follows (dollars in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.125% Senior Notes due April 2029	$400,000	$376,000	$400,000	$387,000
Revolving credit facility	—	—	72,790	72,790

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
As of September 30, 2026 and December 31, 2025, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows (dollars in thousands):

		Asset / (Liability) Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Caption	September 30, 2026	December 31, 2025
Net Investment Hedges
Cross-currency swaps	Other long-term liabilities	$(13,710)	$(18,270)
The following table summarizes the income recognized in accumulated other comprehensive income (loss) ("AOCI") on derivative contracts designated as hedging instruments as of September 30, 2026 and December 31, 2025, and the amounts reclassified from AOCI into earnings for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Amount of Income Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
	As of September 30, 2026	As of December 31, 2025	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Three months ended September 30,		Nine months ended September 30,
				2026	2025	2026	2025
Net Investment Hedges
Cross-currency swaps	$8,120	$4,720	Other income (expense), net	$—	$—	$—	$—
Over the next 12 months, the Company does not expect to reclassify any pre-tax deferred amounts from AOCI into earnings.
Derivatives Not Designated as Hedging Instruments
As of September 30, 2026, the Company was party to foreign currency exchange forward contracts to economically hedge changes in foreign currency rates with notional amounts of $120.6 million. The Company uses foreign exchange contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain of its receivables, payables and intercompany transactions denominated in foreign currencies. The foreign exchange contracts primarily mitigate currency exposures between the Euro and British pound, U.S. dollar and Mexican peso, U.S. dollar and Chinese yuan, as well as between the Brazilian Real and the British pound, and have various settlement dates through December 2026. These contracts are not designated as hedge instruments; therefore, gains and losses on these contracts are recognized each period directly into the consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's consolidated statement of income (dollars in thousands):

	Location of Income (Loss) Recognized in Earnings on Derivatives	Amount of Income (Loss) Recognized in Earnings on Derivatives
		Three months ended September 30,		Nine months ended September 30,
		2026	2025	2026	2025
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$590	$(2,060)	$(230)	$(8,920)
Fair Value of Derivatives
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's cross-currency swaps and foreign exchange contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 are shown below (dollars in thousands):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Cross-currency swaps	Recurring	$(13,710)	$—	$(13,710)	$—
Foreign exchange contracts	Recurring	$190	$—	$190	$—
December 31, 2025
Cross-currency swaps	Recurring	$(18,270)	$—	$(18,270)	$—
Foreign exchange contracts	Recurring	$90	$—	$90	$—
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Supplemental balance sheet information related to the Company's leases are shown below (dollars in thousands):

	Balance Sheet Location	September 30, 2026	December 31, 2025
Assets
Operating leases	Operating lease right-of-use assets	$34,740	$31,800
Finance leases	Property and equipment, net (a)	1,890	2,150
Total lease assets		$36,630	$33,950
Liabilities
Current:
Operating leases	Lease liabilities, current portion	$7,360	$3,480
Finance leases	Lease liabilities, current portion	700	620
Long-term:
Operating leases	Lease liabilities	30,940	31,080
Finance leases	Lease liabilities	210	730
Total lease liabilities		$39,210	$35,910
__________________________
(a)     Finance leases were recorded net of accumulated depreciation of $0.9 million and $0.7 million as of September 30, 2026 and December 31, 2025, respectively.
The components of lease expense are as follows (dollars in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Statement of Income Location	2026	2025	2026	2025
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$2,180	$2,230	$6,490	$6,270
Finance lease cost:
Depreciation of lease assets	Cost of sales	60	60	180	190
Interest on lease liabilities	Interest expense	—	10	20	30
Short-term, variable and other lease costs	Cost of sales and Selling, general and administrative expenses	1,030	890	3,010	2,620
Total lease cost		$3,270	$3,190	$9,700	$9,110
Maturities of lease liabilities are as follows (dollars in thousands):

Year ended December 31,	Operating Leases	Finance Leases
2026 (excluding the nine months ended September 30, 2026)	$2,750	$220
2027	8,980	740
2028	8,490	—
2029	7,330	—
2030	6,140	—
Thereafter	9,610	—
Total lease payments	43,300	960
Less: Imputed interest	(5,000)	(50)
Present value of lease liabilities	$38,300	$910

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Other information related to the Company's leases are as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,010	$1,940	$5,750	$5,670
Operating cash flows from finance leases	—	10	20	30
Financing cash flows from finance leases	130	130	400	370
Lease assets obtained in exchange for new lease liabilities:
Operating leases	—	—	8,570	4,250
The weighted-average remaining lease term of the Company's operating leases and finance leases as of September 30, 2026 is 5.3 years and 0.9 years, respectively. The weighted-average discount rate for the operating leases and finance leases as of September 30, 2026 is 4.7% and 2.6%, respectively.
13. Other Long-term Liabilities
Other long-term liabilities consist of the following components (dollars in thousands):

	September 30, 2026	December 31, 2025
Non-current asbestos-related liabilities	$30,620	$32,700
Other long-term liabilities	27,080	33,140
Total other long-term liabilities	$57,700	$65,840
14. Commitments and Contingencies
Asbestos
As of September 30, 2026, the Company was a party to 717 pending cases involving an aggregate of 5,309 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by its former Lamons division and certain other related subsidiaries for use primarily in the petrochemical, refining and exploration industries. The following chart summarizes the number of claims, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Claims pending at end of period	Average settlement amount per claim during period	Total defense costs during period
Nine Months Ended September 30, 2026	5,080	352	89	34	5,309	$13,602	$1,822,000
Fiscal Year Ended December 31, 2025	4,968	302	157	33	5,080	$18,091	$1,580,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company may be subjected to significant additional asbestos-related claims in the future, and will aggressively defend or reasonably resolve, as appropriate. The cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The cost of claims varies as claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 5,309 claims pending at September 30, 2026, 35 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). At September 30, 2026, of the 35 claims that set forth specific amounts, there were no claims seeking more than $5 million for punitive damages. Below is a breakdown of the compensatory damages sought for those claims seeking specific amounts:

	Compensatory
Range of damages sought (dollars in millions)	$0.0 to $0.6	$0.6 to $5.0	$5.0+
Number of claims	—	5	30
Relatively few claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 30 years ago, have been $14.7 million. All relief sought in the asbestos cases is monetary in nature. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability.
The Company records a liability for asbestos-related claims, which includes both known and unknown claims, based on a study from the Company’s third-party actuary, the Company's review of the study, as well as the Company’s own review of asbestos claims and claim resolution activity.
In 2025, the Company commissioned its actuary to update the asbestos study based on data as of July 31, 2025, which yielded a range of possible future liability of $36.6 million to $48.9 million, before consideration of any potential insurance recoveries. The Company did not believe any amount within the range of potential outcomes represented a better estimate than another given the many factors and assumptions inherent in the projections, and therefore recorded a pre-tax charge of $8.0 million to increase the liability estimate to $36.6 million, at the low end of the range. As of September 30, 2026, and December 31, 2025, the Company’s total asbestos-related liability was $33.5 million and $35.5 million, respectively, and is included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet. It is reasonably possible that a change in the estimate could occur in the near term.
The Company’s primary insurance, which covered approximately 40% of historical costs related to settlement and defense of asbestos litigation, expired in November 2018, upon which the Company became solely responsible for defense costs and indemnity payments. The Company is party to a coverage-in-place (CIP) agreement (entered into in 2006) with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims. The CIP agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Prior to the commencement of coverage under this agreement, the Company was solely responsible for defense costs and indemnity payments. During 2025, the Company reached the threshold of qualified future settlements required to commence excess carrier insurance coverage under the CIP agreement and began transitioning the administration and settlement of asbestos defense costs and indemnity payments to the insurance carriers. During the three months ended December 31, 2025, the Company reassessed the facts and circumstances surrounding the CIP agreement with the consortium of insurance companies and deemed the realization of the claim for loss recovery probable and reasonably estimable and recognized an insurance recovery asset of $35.8 million, which was commensurate with the assumptions used to calculate the asbestos liability. As of September 30, 2026, and December 31, 2025, the Company's total insurance recovery asset was $32.7 million and $34.7 million. The Company will continue to reassess its estimate of insurance recoveries and corresponding accounting for any such recoveries as the facts and circumstances change.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Changes in the carrying amount of the asbestos liability and insurance recovery asset for the nine months ended September 30, 2026 and 2025 are summarized as follows (dollars in thousands):

	Asbestos Liability	Insurance Recovery Asset	Net
Balance, December 31, 2025	$(35,530)	$34,700	$(830)
Payments	2,080	(2,020)	60
Balance, September 30, 2026	$(33,450)	$32,680	$(770)
Current portion	$(2,830)	$2,820
Non-current portion	$(30,620)	$29,860

	Asbestos Liability	Insurance Recovery Asset	Net
Balance, December 31, 2024	$(29,660)	$—	$(29,660)
Asbestos remeasurement	(8,030)	—	(8,030)
Payments	1,090	—	1,090
Balance, September 30, 2025	$(36,600)	$—	$(36,600)
Current portion	$(2,830)	$—
Non-current portion	$(33,770)	$—
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
Environmental
The Company is responsible for environmental remediation at currently or previously owned facilities and waste sites, including sites defined under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as “Superfund” for which the Company has been named a potential responsible party. During the three and nine months ended September 30, 2026, and September 30, 2025, the Company recorded no charges related to environmental remediation costs. As of September 30, 2026, and December 31, 2025, the Company’s total environmental remediation obligation was $8.6 million and $9.4 million, respectively, which is primarily recorded within other long-term liabilities within the accompanying balance sheet. The accrual is primarily based on environmental cost estimates provided by third parties and represents the best estimate of the Company’s proportionate share of costs to be incurred for site remediation efforts. Actual costs incurred resulting from the ultimate resolution of these uncertainties could exceed the amount accrued.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
See below for more information regarding the types of products and services provided within each reportable segment:
Packaging – TriMas' Packaging business develops and manufactures a broad array of dispensing products (such as foaming pumps, lotion, hand soap and sanitizer pumps, beverage dispensers, perfume sprayers, nasal sprayers and trigger sprayers), polymeric and steel caps and closures (such as food lids, flip-top closures, child resistant caps, beverage closures, fragrance and cosmetic caps, drum and pail closures, and flexible spouts), polymeric jar products, and consumable vascular delivery and diagnostic test components. These products serve a variety of consumer products submarkets including, but not limited to, beauty and personal care, food and beverage, home care, and life sciences (such as pharmaceutical, nutraceutical and medical), as well as industrial markets (including agricultural).
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
Segment activity is as follows (dollars in thousands):

	Packaging	Specialty Products	Total
Three Months Ended September 30, 2026
Net sales	$147,590	$31,150	$178,740
Cost of sales	(113,070)	(32,040)
Selling, general and administrative expenses	(16,320)	(1,070)
Other segment items (a)	—	(100)
Segment operating profit (loss)	$18,200	$(2,060)	$16,140
Corporate (b)			(7,430)
Interest expense			(4,140)
Other income, net (c)			9,920
Income before income tax expense			$14,490

Three Months Ended September 30, 2025
Net sales	$135,700	$30,320	$166,020
Cost of sales	(104,980)	(26,570)
Selling, general and administrative expenses	(14,440)	(1,310)
Other segment items (a)	10	(70)
Segment operating profit	$16,290	$2,370	$18,660
Corporate (d)			(21,840)
Interest expense			(4,360)
Other income, net			1,080
Income (loss) before income tax expense			$(6,460)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Packaging	Specialty Products	Total
Nine Months Ended September 30, 2026
Net sales	$429,680	$91,920	$521,600
Cost of sales	(328,930)	(86,830)
Selling, general and administrative expenses	(49,290)	(3,520)
Other segment items (a)	10	(80)
Segment operating profit	$51,470	$1,490	$52,960
Corporate (e)			(26,500)
Interest expense			(13,500)
Other income, net (f)			22,140
Income before income tax expense			$35,100

Nine Months Ended September 30, 2025
Net sales	$406,280	$83,950	$490,230
Cost of sales	(308,550)	(76,430)
Selling, general and administrative expenses	(44,190)	(4,970)
Other segment items (a)	(20)	(70)
Segment operating profit	$53,520	$2,480	$56,000
Corporate (g)			(44,640)
Interest expense			(13,430)
Other income, net			1,310
Income (loss) before income tax expense			$(760)
__________________________
(a) Other segment items for each reportable segment includes net gain (loss) on dispositions of assets.
(b) Includes $0.8 million of system implementation costs, $0.2 million of mergers, acquisition, diligence and transaction costs, and $(0.3) million of realignment, severance and consulting costs.
(c) Includes $11.0 million of interest income on the invested cash proceeds from the sale of Aerospace.
(d) Includes $8.0 million of asbestos-related costs, $1.9 million of system implementation costs, and $0.5 million of realignment.
(e) Includes $2.7 million of system implementation costs, $1.1 million of realignment and severance costs, and $1.1 million of mergers, acquisition, diligence and transaction costs.
(f) Includes $23.9 million of interest income on the invested cash proceeds from the sale of Aerospace.
(g) Includes $8.0 million of asbestos-related costs $7.5 million of realignment, severance and consulting costs, $5.4 million gain on the sale of Arrow Engine, $4.3 million of system implementation costs and $0.4 million of mergers, acquisition, diligence and transaction costs.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Capital expenditures
Packaging	$5,400	$6,460	$14,140	$22,550
Specialty Products	1,140	990	3,820	4,850
Corporate	570	1,470	1,290	4,090
Total	$7,110	$8,920	$19,250	$31,490

Depreciation and amortization
Packaging	$8,450	$9,060	$26,250	$26,100
Specialty Products	700	690	2,250	2,340
Corporate	120	100	340	270
Total	$9,270	$9,850	$28,840	$28,710

	September 30, 2026	December 31, 2025
Total Assets
Packaging	$877,420	$855,080
Specialty Products	83,280	73,890
Corporate(a)	1,186,210	112,660
Total	$2,146,910	$1,041,630
(a) Corporate total assets as of September 30, 2026, includes $1,123.4 million of cash, primarily due to proceeds received on the sale of the Company's Aerospace segment and a $32.7 million asbestos-related insurance recovery asset. Corporate total assets as of December 31, 2025, includes a $53.9 million deferred tax asset as a result of the planned divestiture of Aerospace and a $34.7 million asbestos-related insurance recovery asset.
16. Equity Awards
Stock Options
Information related to stock options at September 30, 2026 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	900,000	$41.11
Outstanding at September 30, 2026	900,000	$41.11	8.7	$1,580,000
As of September 30, 2026, there was $3.2 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.3 years.
The Company recognized approximately $0.4 million and $1.9 million of stock-based compensation expense related to stock options during the three and nine months ended September 30, 2026, respectively, and $0.7 million and $0.8 million of stock-based compensation expense related to stock options during the three and nine months ended September 30, 2025, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Restricted Stock Units
The Company awarded the following restricted stock units ("RSUs") during the nine months ended September 30, 2026:
•Granted 88,382 RSUs to certain employees, which are subject only to a service condition and vest ratably over two or three years so long as the employee remains with the Company;
•Granted 22,824 RSUs to its non-employee independent directors, which fully vest one year from date of grant so long as the director and/or Company does not terminate the director's service prior to the vesting date;
•Issued 1,255 RSUs related to director fee deferrals as certain of the Company's directors elected to defer all or a portion of their director fees and to receive the amount in Company common stock at a future date; and
•Issued 15 RSUs to certain employees related to dividend equivalent rights on existing equity awards.
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
The following disclosures related to restricted stock units include both continuing and discontinued operations.
Information related to RSUs at September 30, 2026 is as follows:

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	1,009,137	$26.01
Granted	151,855	35.74
Vested	(361,988)	25.68
Cancelled	(206,892)	28.13
Outstanding at September 30, 2026	592,112	$27.97	1.0	$22,850,000
As of September 30, 2026, there was $5.1 million of unrecognized compensation cost related to unvested RSUs that is expected to be recorded over a weighted average period of 2.0 years.
The Company recognized stock-based compensation expense related to RSUs from continuing operations of $1.1 million and $5.1 million for the three and nine months ended September 30, 2026, respectively, and $2.1 million and $6.2 million for the three and nine months ended September 30, 2025, respectively. The stock-based compensation expense from continuing operations is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
17. Earnings per Share
Net income (loss) is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings (loss) per share. Diluted earnings (loss) per share is calculated to give effect to RSUs and stock options. The following table summarizes the dilutive effect of RSUs and stock options on common stock for the three and nine months ended September 30, 2026, and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Weighted average common shares—basic	35,759,542	40,650,933	36,354,394	40,634,527
Dilutive effect of restricted stock units	292,202	—	376,714	—
Dilutive effect of stock options	11,912	—	7,049	—
Weighted average common shares—diluted	36,063,656	40,650,933	36,738,157	40,634,527
Anti-dilutive shares excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2026, were 606,237 and 768,746 shares, respectively. Anti-dilutive shares excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2025, were 1,362,389 and 696,619 shares, respectively.
In February 2026, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $150 million in the aggregate, adding to the $48.9 million remaining under the previous authorization. During the three and nine months ended September 30, 2026, the Company purchased 233,150 and 2,229,471 shares of its outstanding common stock for $9.3 million and $82.7 million, respectively. During the three months ended September 30, 2025, no shares were purchased. During the nine months ended September 30, 2025, the Company purchased 106,220 shares of its outstanding common stock for $2.3 million. As of September 30, 2026, the Company had $67.3 million remaining under the repurchase authorization.
Holders of common stock are entitled to dividends at the discretion of the Company's Board of Directors. During the three and nine months ended September 30, 2026, the Company's quarterly cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.5 million and $4.4 million, respectively. In the three and nine months ended September 30, 2025, the Company's quarterly cash dividends declared were $0.04 per share of common stock and total dividends declared and paid on common shares were $1.7 million and $5.0 million, respectively.
18. Defined Benefit Plans
Net periodic pension benefit costs for the Company's defined benefit pension plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic benefit cost are as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Service costs	$70	$140	$260	$410
Interest costs	180	310	670	950
Expected return on plan assets	(200)	(250)	(740)	(760)
Settlement and curtailment losses	—	—	1,680	—
Amortization of net loss	60	30	190	80
Net periodic benefit cost	$110	$230	$2,060	$680
The service cost component of net periodic benefit cost is recorded in cost of goods sold and selling, general and administrative expenses, while non-service cost components are recorded in other income (expense), net in the accompanying consolidated statement of income. The service cost related to discontinued operations included in the table above was $0.1 million for the nine months ended September 30, 2026, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
During the nine months ended September 30, 2026, the Company recognized a non-cash, pre-tax settlement charge of $1.7 million which was recorded within the results of discontinued operations.
The Company contributed $0.7 million to its defined benefit pension plans during the nine months ended September 30, 2026. The Company expects to contribute $0.9 million to its defined benefit pension plans for the full year 2026.
19. Other Comprehensive Income (Loss)
Changes in AOCI by component for the nine months ended September 30, 2026 are summarized as follows, net of tax (dollars in thousands):

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance, December 31, 2025	$(8,550)	$4,720	$3,820	$(10)
Net unrealized gains (losses) arising during the period (a)	320	3,400	(9,170)	(5,450)
Less: Net realized losses reclassified to net income (b)	(1,330)	—	(1,160)	(2,490)
Net current-period other comprehensive income (loss)	1,650	3,400	(8,010)	(2,960)
Balance, September 30, 2026	$(6,900)	$8,120	$(4,190)	$(2,970)
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
20. Income Taxes
The effective income tax rate for the three months ended September 30, 2026 and 2025 was 20.8% and 24.3%, respectively. The Company recorded income tax expense of $3.0 million for the three months ended September 30, 2026, compared to income tax benefit of $1.6 million for the three months ended September 30, 2025. The decrease in the effective tax rate was primarily due to the recognition of approximately $0.9 million of tax benefit related to foreign tax loss carry forwards.
The effective income tax rate for the nine months ended September 30, 2026 and 2025 was 23.1% and 28.9%, respectively. The Company recorded income tax expense of $8.1 million for the nine months ended September 30, 2026 and an income tax benefit of $0.2 million for the nine months ended September 30, 2025. The change in the effective tax rate was primarily driven by changes in the jurisdictional mix of income and losses, which had a greater proportional impact on the effective income tax rate in the prior-year period, and the recognition of approximately $0.9 million of tax benefits related to foreign tax loss carryforwards in the current-year period.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Production Tax Credits
During the three months ended September 30, 2026, the Company purchased $82.6 million of 2025 transferable production tax credits (“PTCs”) at a 7% discount, representing an aggregate purchase price of approximately $76.8 million and an income tax benefit of approximately $5.8 million, of which $5.7 million was recorded within discontinued operations. The Company’s intraperiod income tax allocation methodology determines the allocation of the purchase discount benefit between continuing and discontinued operations. The allocation affects the presentation of income tax expense between continuing and discontinued operations but does not affect the Company’s consolidated net income or total income tax benefit.
21. Subsequent Events
On October 22, 2026, the Company announced that its Board of Directors had declared a cash dividend of $0.04 per share of TriMas Corporation common stock, which will be payable on November 12, 2026, to shareholders of record as of the close of business on November 5, 2026.
On October 22, 2026, the Company signed an agreement to sell its flexible bag-in-box product line within the Packaging segment. The sale closed on November 2, 2026.

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

Introduction
TriMas designs, develops and manufactures a diverse set of products primarily for the consumer products and industrial markets through its TriMas Packaging and Specialty Products groups. Our wide range of innovative products is designed and engineered to solve application-specific challenges that our customers face. We believe our businesses share important and distinguishing characteristics, including: innovative product technologies and features; a high degree of customer approved processes and qualifications; established distribution networks; modest capital investment requirements; strong cash flow conversion and long-term growth opportunities. While the majority of our revenue is in the United States, we manufacture and supply products globally to a wide range of companies. We report our business activity in two segments: Packaging and Specialty Products.
On March 16, 2026, we completed the previously announced sale of Aerospace to an affiliate of Tinicum L.P., and funds managed by Blackstone, Inc., pursuant to an Equity Purchase Agreement dated as of November 4, 2025 (the "Purchase Agreement"), for a purchase price of approximately $1,457.1 million, subject to certain adjustments as set forth in the Purchase Agreement, which were finalized during the third quarter of 2026. The historical results for Aerospace are reported in our consolidated statement of income and consolidated balance sheet as a discontinued operation for all periods presented in the financial statements.
Key Factors Affecting Our Reported Results
Demand for the products our businesses produce and results of operations depend upon general economic conditions. We serve customers in industries that are highly competitive, and that may be significantly impacted by changes in economic or geopolitical conditions.
Our results of operations have been materially impacted by macroeconomic conditions over the past few years, including cost inflation (raw materials, wage rates and freight) and a lack of material, and in certain regions, skilled labor availability. In 2025, the U.S. government implemented tariffs under the International Emergency Economic Powers Act ("IEEPA"), which created uncertainty regarding material costs, future tariffs, including any retaliatory tariffs imposed by other countries, or other potential governmental actions. These tariffs have increased the costs of certain products sourced from non-U.S. countries.
In February 2026, the U.S. Supreme Court ruled that the 2025 IEEPA tariffs were unlawful. Following this ruling, the U.S. government implemented certain other tariffs, which expired in late July 2026. To date, the changes in the tariffs, on an overall basis, have not had a significant impact on our results of operations. We will continue to monitor the situation and evaluate the impact of any replacement tariffs or policy changes on our business, including the potential for cost recovery and future tariff exposure.
Overall, our third quarter 2026 net sales increased $12.7 million, or 7.7%, compared to third quarter 2025. Net sales increased 2.7% in our Specialty Products segment as compared to the prior year quarter due to increased market demand for steel cylinders. Organic sales increased 8.2% within our Packaging segment, compared to third quarter 2025, due to improved customer demand in our end markets. Our overall sales increase included $0.8 million of currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of a weakening U.S. dollar relative to foreign currencies.
The most significant drivers affecting our financial results in third quarter 2026 compared with third quarter 2025, other than as directly impacted by sales changes, were a charge to cost of sales for a quantity difference determined as part of an inventory count, as well as temporary manufacturing inefficiencies, machine downtime and labor productivity challenges in our cylinder business within our Specialty Products segment, interest income earned on the invested cash proceeds from the sale of our Aerospace business, and the year-over-year impact of a charge to update our asbestos liability based on our recent actuarial valuation in third quarter 2025. We also purchased $82.6 million of 2025 transferable production tax credits (“PTCs”) at a 7% discount during third quarter 2026, representing an aggregate purchase price of approximately $76.8 million and an income tax benefit of approximately $5.8 million, of which $5.7 million was recognized in discontinued operations.

During first quarter 2026, we invested the cash proceeds from the sale of our Aerospace business in highly liquid instruments, including U.S. Treasury‑backed money market funds and cash deposits that earned interest at a rate of approximately 3.9% during third quarter. During the three months ended September 30, 2026, we earned interest income of $11.0 million.
See the Results of Operations section below for additional information.
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
Oil-based commodity costs are a significant driver of raw materials and purchased components used within our Packaging segment. As such, an increase in crude oil prices often is a precursor to rising polymeric raw material costs, for which we may experience a contractual commercial recovery lag. During 2026, geopolitical instability in the Middle East has contributed to volatility in global energy and logistics markets. These conditions have led to increased oil-based commodity costs, including resin and other input costs, which began to affect us in second quarter 2026 and remained volatile through third quarter 2026.
Each year our businesses target continuous improvement initiatives in an effort to reduce, or otherwise offset, the impact of increased input and conversion costs through increased throughput and yield rates, with a goal of at least covering inflationary and market cost increases. In addition, we continuously review our operating cost structures to ensure alignment with current market demand.

We continue to evaluate alternatives to redeploy the cash generated by our businesses, one of which includes returning capital to our shareholders. In February 2026, our Board of Directors authorized us to increase the purchase of our common stock up to $150 million in the aggregate, adding to the $48.9 million remaining under the previous authorization. During third quarter 2026, 233,150 shares were purchased. As of September 30, 2026, we had $67.3 million remaining under the repurchase authorization.
In addition, in third quarter 2026, we declared dividends of $0.04 per share of common stock and paid dividends of $1.5 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock, as well as dividends, depending on market conditions and other factors.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	Three months ended September 30,
	2026	As a Percentage of Net Sales	2025	As a Percentage of Net Sales
Net Sales
Packaging	$147,590	82.6%	$135,700	81.7%
Specialty Products	31,150	17.4%	30,320	18.3%
Total	$178,740	100.0%	$166,020	100.0%
Gross Profit (Loss)
Packaging	$34,520	23.4%	$30,720	22.6%
Specialty Products	(890)	(2.9)%	3,750	12.4%
Total	$33,630	18.8%	$34,470	20.8%
Selling, General and Administrative Expenses
Packaging	$16,320	11.1%	$14,440	10.6%
Specialty Products	1,070	3.4%	1,310	4.3%
Corporate	7,430	N/A	13,890	N/A
Total	$24,820	13.9%	$29,640	17.9%
Operating Profit (Loss)
Packaging	$18,200	12.3%	$16,290	12.0%
Specialty Products	(2,060)	(6.6)%	2,370	7.8%
Corporate	(7,430)	N/A	(21,840)	N/A
Total	$8,710	4.9%	$(3,180)	(1.9)%
Depreciation
Packaging	$7,190	4.9%	$7,350	5.4%
Specialty Products	700	2.2%	690	2.3%
Corporate	120	N/A	100	N/A
Total	$8,010	4.5%	$8,140	4.9%
Amortization
Packaging	$1,260	0.9%	$1,710	1.3%
Specialty Products	—	—%	—	—%
Corporate	—	N/A	—	N/A
Total	$1,260	0.7%	$1,710	1.0%
The following table summarizes detail on the year-over-year sales growth percentages for our reportable segments for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025:

	Third Quarter 2026 vs. Third Quarter 2025
	Organic	Divestitures	Foreign Exchange	Total
Consolidated TriMas Corporation	7.2%	—%	0.5%	7.7%
Packaging	8.2%	—%	0.6%	8.8%
Specialty Products	2.7%	—%	—%	2.7%

The following table summarizes financial information for our reportable segments for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine months ended September 30,
	2026	As a Percentage of Net Sales	2025	As a Percentage of Net Sales
Net Sales
Packaging	$429,680	82.4%	$406,280	82.9%
Specialty Products	91,920	17.6%	83,950	17.1%
Total	$521,600	100.0%	$490,230	100.0%
Gross Profit
Packaging	$100,750	23.4%	$97,730	24.1%
Specialty Products	5,090	5.5%	7,520	9.0%
Total	$105,840	20.3%	$105,250	21.5%
Selling, General and Administrative Expenses
Packaging	$49,290	11.5%	$44,190	10.9%
Specialty Products	3,520	3.8%	4,970	5.9%
Corporate	26,500	N/A	41,990	N/A
Total	$79,310	15.2%	$91,150	18.6%
Operating Profit (Loss)
Packaging	$51,470	12.0%	$53,520	13.2%
Specialty Products	1,490	1.6%	2,480	3.0%
Corporate	(26,500)	N/A	(44,640)	N/A
Total	$26,460	5.1%	$11,360	2.3%
Depreciation
Packaging	$22,370	5.2%	$21,120	5.2%
Specialty Products	2,250	2.4%	2,340	2.8%
Corporate	340	N/A	270	N/A
Total	$24,960	4.8%	$23,730	4.8%
Amortization
Packaging	$3,880	0.9%	$4,980	1.2%
Specialty Products	—	—%	—	—%
Corporate	—	N/A	—	N/A
Total	$3,880	0.7%	$4,980	1.0%
The following table summarizes detail on the year-over-year sales growth percentages for our reportable segments for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025:

	September 30, 2026 YTD vs September 30, 2025 YTD
	Organic	Divestitures	Foreign Exchange	Total
Consolidated TriMas Corporation	4.7%	(0.3)%	2.0%	6.4%
Packaging	3.4%	—%	2.4%	5.8%
Specialty Products	11.2%	(1.7)%	—%	9.5%

Results of Operations
The principal factors impacting us during the three months ended September 30, 2026, compared with the three months ended September 30, 2025, were:
•Increase in demand for products in our major end markets;
•An inventory quantity adjustment as well as temporary manufacturing inefficiencies, machine downtime and labor productivity challenges within our Specialty Products segment;
•Interest income earned on the invested cash proceeds from the sale of our Aerospace business;
•The year-over-year impact of a charge to update our asbestos liability based on our recent actuarial valuation in third quarter 2025; and
•A $5.7 million tax benefit recognized in discontinued operations as a result of us purchasing transferable production tax credits during third quarter 2026.

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Overall, net sales increased $12.7 million, or 7.7%, to $178.7 million for the three months ended September 30, 2026, as compared with $166.0 million in the three months ended September 30, 2025. Organic sales, excluding the impact of currency exchange, increased $11.9 million, or 7.2%, as organic sales increased 8.2% and 2.7% within our Packaging and Specialty Products segments, respectively, due to end market demand improvements and growth initiatives. In addition, net sales increased by $0.8 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening of the U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 18.8% for the three months ended September 30, 2026 and and 20.8% for the three months ended September 30, 2025, as the impact of increased sales levels, primarily in our Packaging segment, and the year-over-year impact of a $1.5 million write-off of certain inventory to the lower of cost or market in the third quarter of 2025 that did not repeat within our Packaging segment, were more than offset by lower gross profit in our Specialty Products segment resulting from a $2.1 million charge to cost of sales for a quantity difference determined as part of an inventory count as well as higher production costs and manufacturing inefficiencies.
Operating profit margin (operating profit as a percentage of sales) approximated 4.9% and (1.9)% for the three months ended September 30, 2026 and 2025, respectively. Operating profit increased $11.9 million to $8.7 million in the three months ended September 30, 2026, as compared to a loss of $3.2 million for the three months ended September 30, 2025, primarily due to an $8.0 million pre-tax charge related to updating our asbestos studies in the third quarter of 2025 that did not repeat, as well as a decrease in employee-related costs and overall general corporate expenses. Additionally, operating profit improved due to the year-over-year impact of a $1.5 million write-off of certain inventory to the lower of cost or market in the third quarter of 2025 that did not repeat within our Packaging segment. These increases were partially offset by a $2.1 million charge to cost of sales for a quantity difference determined as part of an inventory count, as well as higher production costs and manufacturing inefficiencies, all within our Specialty Products segment.
Interest expense decreased $0.2 million, to $4.1 million for the three months ended September 30, 2026, compared to $4.4 million for the three months ended September 30, 2025, due to a decrease in our weighted average borrowings on our revolving credit facility for the third quarter of 2026 as compared to the third quarter of 2025.
Other income increased $8.8 million to $9.9 million for the three months ended September 30, 2026, as compared to $1.1 million for the three months ended September 30, 2025, primarily due to $11.0 million of interest income on the invested cash proceeds from the sale of Aerospace, partially offset by increased losses on foreign currency transactions.
The effective income tax rate for the three months ended September 30, 2026 and 2025 was 20.8% and 24.3%, respectively. We recorded income tax expense of $3.0 million and an income tax benefit of $1.6 million for the three months ended September 30, 2026 and 2025, respectively. The change in the effective tax rate was primarily due to the recognition of approximately $0.9 million of tax benefit related to foreign tax loss carryforwards.
Income from continuing operations increased $16.4 million, to $11.5 million for the three months ended September 30, 2026, as compared to a loss of $4.9 million for the three months ended September 30, 2025. The increase was primarily the result of an increase in operating profit of $11.9 million, an increase of $8.8 million in other income, and a decrease in interest expense of $0.2 million, partially offset by an increase in income tax expense of $4.6 million.

See below for a discussion of operating results by segment.
Packaging. Net sales increased $11.9 million, or 8.8% (of which 8.2% was organic and 0.6% was foreign currency exchange), to $147.6 million in the three months ended September 30, 2026, as compared to $135.7 million in the three months ended September 30, 2025. Sales of products used in life sciences market increased $5.3 million, sales of dispensing products used primarily for beauty, personal care and home care applications increased by $4.2 million, sales of products used in food and beverage applications increased by $2.3 million, and sales of products used for industrial applications increased $0.8 million. These increases were partially offset by the decrease in sales of other consumer goods products of $1.6 million. Net sales increased by $0.8 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening of the U.S. dollar relative to foreign currencies, as compared to third quarter 2025.
Gross profit increased $3.8 million to $34.5 million, or 23.4% of sales, in the three months ended September 30, 2026, as compared to $30.7 million, or 22.6% of sales, in the three months ended September 30, 2025, primarily due to the impact of increased sales levels and the year-over-year impact of a $1.5 million write-off of certain inventory to the lower of cost or market in the third quarter of 2025 that did not repeat.
Selling, general and administrative expenses increased $1.9 million to $16.3 million, or 11.1% of sales, in the three months ended September 30, 2026, as compared to $14.4 million, or 10.6% of sales, in the three months ended September 30, 2025, primarily due to $1.1 million of higher realignment costs and higher overall general expenses, partially offset by lower employee-related costs and lower intangible asset amortization expense due to certain assets becoming fully amortized.
Operating profit increased $1.9 million to $18.2 million, or 12.3% of sales, in the three months ended September 30, 2026, as compared to $16.3 million, or 12.0% of sales, in the three months ended September 30, 2025, primarily due to higher sales levels, the write-off of certain inventory to the lower of cost or market in third quarter 2025 that did not repeat, and lower employee-related costs, partially offset by higher realignment costs.
Specialty Products.   Net sales for the three months ended September 30, 2026 increased $0.8 million, or 2.7%, to $31.2 million, as compared to $30.3 million in the three months ended September 30, 2025, primarily due to higher demand and market share gains.
Gross profit (loss) decreased $4.6 million to a loss of $0.9 million, or 2.9% of sales, in the three months ended September 30, 2026, as compared to profit of $3.8 million, or 12.4% of sales, in the three months ended September 30, 2025. The most significant item during third quarter of 2026 was a $2.1 million charge to cost of sales for a quantity difference determined as part of an inventory count, which accumulated since the prior count in fourth quarter 2025. In addition, this segment continued to experience higher production costs due to inefficient ramping up of labor and machinery to meet the higher demand levels, significant levels of machine down-time, and higher overall material costs.
Selling, general and administrative expenses decreased $0.2 million to $1.1 million, or 3.4% of sales, in the three months ended September 30, 2026, as compared to $1.3 million, or 4.3% of sales, in the three months ended September 30, 2025, primarily due to lower employee-related costs.
Operating profit (loss) decreased $4.4 million to a loss of $2.1 million, or 6.6% of sales, in the three months ended September 30, 2026, as compared to profit of $2.4 million, or 7.8% of sales, in the three months ended September 30, 2025, as the impact of increased steel cylinder sales was more than offset by the impact of the inventory count adjustment as well as high production costs due to increased labor and production inefficiencies.
Corporate.    Corporate expenses consist of the following (dollars in millions):

	Three months ended September 30,
	2026	2025
Corporate operating expenses	$5.7	$10.8
Non-cash stock compensation	1.5	2.8
Legacy expenses	0.2	8.3
Corporate expenses	$7.4	$21.8

Corporate expenses decreased $14.4 million to $7.4 million for the three months ended September 30, 2026, from $21.8 million for the three months ended September 30, 2025, due to:
•Corporate operating expenses decreased $5.1 million to $5.7 million in the three months ended September 30, 2026 from $10.8 million in the three months ended September 30, 2025, primarily due to a $1.1 million decrease in costs associated with upgrades to certain of our information technology applications, as well as a decrease of $4.0 million of employee-related costs and overall general corporate expenses.
•We recognized an $8.0 million pre-tax charge related to updating our asbestos studies in the third quarter of 2025.
•Non-cash stock compensation decreased $1.3 million to $1.5 million in the three months ended September 30, 2026 from $2.8 million in the three months ended September 30, 2025, primarily due to employee separations in 2026.
Discontinued Operations.    The results of discontinued operations consist of our Aerospace segment, for which we entered into a definitive agreement to sell on November 4, 2025. On March 16, 2026, we completed the sale for a purchase price of approximately $1,457.1 million, subject to certain adjustments as set forth in the Purchase Agreement, which adjustments we finalized during the third quarter of 2026. Income from discontinued operations was $5.9 million and $14.2 million for the three months ended September 30, 2026 and 2025, respectively. See Note 3, "Discontinued Operations," included in Part I, Item 1, "Notes to Consolidated Financial Statements," within this quarterly report on Form 10-Q for more information.

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Overall, net sales increased $31.4 million, or 6.4%, to $521.6 million for the nine months ended September 30, 2026, as compared with $490.2 million in the nine months ended September 30, 2025. Organic sales, excluding the impact of currency exchange and divestitures, increased $23.1 million, or 4.7%, as organic sales increased 11.2% and 3.4% within our Specialty Products and Packaging segments, respectively, due to end market demand improvements and growth initiatives. These increases were partially offset by the impact of the divestiture of our Arrow Engine business in our Specialty Products segment. In addition, net sales increased by $9.7 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of a weakening U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 20.3% for the nine months ended September 30, 2026 and 21.5% for the nine months ended September 30, 2025. Gross profit margin decreased primarily due to the combination of a $2.1 million charge to cost of sales for a quantity difference determined as part of an inventory count recorded in third quarter 2026, which accumulated since the prior count in fourth quarter 2025, as well as significantly higher production costs and levels of machine down-time, and higher overall material costs, all primarily incurred during second and third quarters of 2026 within our Specialty Products segment. Additionally, gross profit margin decreased due to $1.9 million of higher realignment costs related to the closure and consolidation of our Atkins, Arkansas facility within our Packaging segment. These decreases were partially offset by the year-over-year impact of a $1.5 million write-off of certain inventory to the lower of cost or market in the third quarter of 2025 that did not repeat within our Packaging segment.
Operating profit margin (operating profit as a percentage of sales) approximated 5.1% and 2.3% for the nine months ended September 30, 2026 and 2025, respectively. Operating profit increased $15.1 million, to $26.5 million, for the nine months ended September 30, 2026, compared to $11.4 million for the nine months ended September 30, 2025, primarily due to an $8.0 million pre-tax charge related to updating our asbestos studies in the third quarter of 2025 that did not repeat, a decrease in consulting costs, as well as a decrease in employee-related costs and overall general corporate expenses. Additionally, operating profit improved due to the year-over-year impact of a $1.5 million write-off of certain inventory to the lower of cost or market in the third quarter of 2025 that did not repeat within our Packaging segment. These increases were partially offset by the year-over-year impact of a $5.4 million gain on the sale of Arrow Engine in the first nine months of 2025 that did not repeat, the combination of a $2.1 million charge to cost of sales for a quantity difference determined as part of an inventory count recorded in third quarter 2026, which accumulated since the prior count in fourth quarter 2025, as well as significantly higher production costs and levels of machine down-time within our Specialty Products segment, and $1.2 million of higher realignment costs primarily related to the closure and consolidation of our Atkins, Arkansas facility within our Packaging segment.
Interest expense increased $0.1 million, to $13.5 million, for the nine months ended September 30, 2026, as compared to $13.4 million for the nine months ended September 30, 2025, due to borrowing under our revolving credit facility at a higher rate in the first nine months of 2026 as compared to the first nine months of 2025.
Other income increased $20.8 million to $22.1 million, for the nine months ended September 30, 2026, from $1.3 million for the nine months ended September 30, 2025, as the $23.9 million of interest income earned on invested cash proceeds from the sale of our Aerospace business was partially offset by increased losses on foreign currency transactions.

The effective income tax rate for the nine months ended September 30, 2026 and 2025 was 23.1% and 28.9%, respectively. We recorded income tax expense of $8.1 million for the nine months ended September 30, 2026, as compared to an income tax benefit of $0.2 million for the nine months ended September 30, 2025. The change in the effective tax rate was primarily driven by changes in the jurisdictional mix of income and losses, which had a greater proportional impact on the effective income tax rate in the prior-year period, and the recognition of approximately $0.9 million of tax benefits related to foreign tax loss carryforwards in the current-year period.
Income from continuing operations increased by $27.5 million, to $27.0 million for the nine months ended September 30, 2026, compared to a loss of $0.5 million for the nine months ended September 30, 2025. The increase was primarily the result of an increase in other income of $20.8 million and an increase in operating profit of $15.1 million, partially offset by an increase in income tax expense of $8.3 million and an increase in interest expense of $0.1 million.
See below for a discussion of operating results by segment.
Packaging.   Net sales increased $23.4 million, or 5.8% (of which 3.4% was organic and 2.4% was foreign currency exchange), to $429.7 million in the nine months ended September 30, 2026, as compared to $406.3 million in the nine months ended September 30, 2025. Sales of products used in life sciences market increased $13.5 million, sales of dispensing products used primarily for beauty, personal care and home care applications increased $4.4 million, and sales of products used for industrial applications increased $0.8 million. These increases were partially offset by the decrease in sales of other consumer goods products of $5.1 million. Net sales increased by $9.7 million due to currency exchange, as our reported results in U.S. dollars were favorably impacted as a result of the weakening U.S. dollar relative to foreign currencies, as compared to 2025.
Gross profit increased $3.0 million to $100.8 million, or 23.4% of sales, in the nine months ended September 30, 2026, as compared to $97.7 million, or 24.1% of sales, in the nine months ended September 30, 2025, primarily due to the impact of increased sales levels and the year-over-year impact of a $1.5 million write-off of certain inventory to the lower of cost or market in the first nine months of 2025 that did not repeat. These increases were partially offset by $1.9 million of higher realignment costs related to the closure and consolidation of our Atkins, Arkansas facility.
Selling, general and administrative expenses increased $5.1 million to $49.3 million, or 11.5% of sales, in the nine months ended September 30, 2026, as compared to $44.2 million, or 10.9% of sales, in the nine months ended September 30, 2025, primarily due to $3.2 million of higher realignment costs related to the comprehensive reorganization of our Packaging segment and higher overall general expenses, partially offset by lower employee-related costs and lower intangible asset amortization expense due to certain assets becoming fully amortized.
Operating profit decreased $2.1 million to $51.5 million, or 12.0% of sales, in the nine months ended September 30, 2026, as compared to $53.5 million, or 13.2% of sales, in the nine months ended September 30, 2025, primarily due to higher realignment costs, partially offset by the impact of increased sales and the write-off of certain inventory to the lower of cost or market in third quarter 2025 that did not repeat.
Specialty Products.    Net sales for the nine months ended September 30, 2026 increased $8.0 million, or 9.5% (of which 11.2% was organic and (1.7)% was due to the divestiture of Arrow Engine), to $91.9 million, as compared to $84.0 million in the nine months ended September 30, 2025. Sales of steel cylinders increased $9.4 million, or 11.4%, to $91.9 million, as compared to $82.5 million, primarily due to improved demand for industrial applications and market share gains. Arrow Engine contributed $1.4 million of sales in the nine months ended September 30, 2025. See Note 6, "Acquisitions and Sale of Business," included in Part I, Item 1, "Notes to Consolidated Financial Statements," within this quarterly report on Form 10-Q for more information.
Gross profit decreased $2.4 million to $5.1 million, or 5.5% of sales, in the nine months ended September 30, 2026, as compared to $7.5 million, or 9.0% of sales, in the nine months ended September 30, 2025. While gross profit increased based on the higher steel cylinder sales, this impact was more than offset by the combination of a $2.1 million charge to cost of sales for a quantity difference determined as part of an inventory count recorded in third quarter 2026, which accumulated since the prior count in fourth quarter 2025, as well as significantly higher production costs and levels of machine down-time, and higher overall material costs, all primarily incurred during second and third quarters of 2026. In addition, gross profit was impacted by the divestiture of our Arrow Engine business in January 2026.
Selling, general and administrative expenses decreased $1.5 million to $3.5 million, or 3.8% of sales, in the nine months ended September 30, 2026, as compared to $5.0 million, or 5.9% of sales, in the nine months ended September 30, 2025, primarily due to $1.2 million of incurred expenses related to our Arrow Engine business, which we divested in January 2025, and lower employee-related costs.

Operating profit decreased $1.0 million to $1.5 million, or 1.6% of sales, in the nine months ended September 30, 2026, as compared to $2.5 million, or 3.0% of sales, in the nine months ended September 30, 2025, primarily due to higher sales of our steel cylinders and lower selling, general and administrative expenses, partially offset by the impact of the inventory count adjustment as well as higher production costs, manufacturing inefficiencies, and the year-over-year impact from the divestiture of our Arrow Engine business.
Corporate.    Corporate expenses, net consist of the following (dollars in millions):

	Nine months ended September 30,
	2026	2025
Corporate operating expenses	$19.1	$34.5
Non-cash stock compensation	7.0	7.0
Legacy expenses	0.4	8.5
Gain on disposition of assets	—	(5.4)
Corporate expenses	$26.5	$44.6
Corporate expenses decreased $18.1 million to $26.5 million for the nine months ended September 30, 2026, from $44.6 million in the nine months ended September 30, 2025, due to:
•Corporate operating expenses decreased $15.4 million to $19.1 million in the nine months ended September 30, 2026 from $34.5 million in the nine months ended September 30, 2025, due to a $4.8 million decrease related to consulting costs and costs associated with actions to reorganize the corporate office in the first half of 2025 (exclusive of non-cash stock compensation), a $1.6 million decrease in costs associated with upgrades to certain of our information technology applications, as well as a decrease of $8.9 million in employee-related costs and overall general corporate expenses.
•We recognized an $8.0 million pre-tax charge related to updating our asbestos studies in the third quarter of 2025.
•Non-cash stock compensation remained flat at $7.0 million in both the nine months ended September 30, 2026, and 2025.
•We recognized a $5.4 million pre-tax gain in the nine months ended September 30, 2025, on the sale of our former Arrow Engine business.
Discontinued Operations.    The results of discontinued operations consist of our Aerospace segment, for which we entered into a definitive agreement to sell on November 4, 2025. On March 16, 2026, we completed the sale for a purchase price of approximately $1,457.1 million, subject to certain adjustments as set forth in the Purchase Agreement, which adjustments were finalized during the third quarter of 2026. Income from discontinued operations, net of income tax expense, was $804.6 million for the nine months ended September 30, 2026, as compared to $39.0 million for the nine months ended September 30, 2025. See Note 3, "Discontinued Operations," included in Part I, Item 1, "Notes to Consolidated Financial Statements," within this quarterly report on Form 10-Q for more information.

Liquidity and Capital Resources
Cash Flows
Cash flows used for operating activities were $124.6 million for the nine months ended September 30, 2026, as compared to cash provided by operating activities of $75.9 million for the nine months ended September 30, 2025. Significant changes in cash flows provided by operating activities and the reasons for such changes were as follows:
•For the nine months ended September 30, 2026, we reported a use of $161.2 million in cash flows, based on reported net income of $831.6 million, which includes $27.0 million income from continuing operations and $804.6 million income from discontinued operations, and after considering the effects of non-cash items related to depreciation, amortization, and gain on dispositions of assets, amortization of debt issuance costs, changes in deferred income taxes, stock-based compensation, provision for losses on accounts receivable, and other operating activities. For the nine months ended September 30, 2025, we generated $91.0 million in cash flows based on reported net income of $38.4 million, which includes $0.5 million loss from continuing operations and $39.0 million income from discontinued operations, and after considering the effects of similar non-cash items.
•Increases in accounts receivable resulted in a use of cash of $46.3 million and $18.3 million for the nine months ended September 30, 2026 and 2025, respectively. The increased use of cash for each of the nine month periods is due primarily to the timing of sales and collection of cash related thereto within the periods. Days sales outstanding of receivables increased twelve days through the nine months ended September 30, 2026 primarily due to increased sales with customers that generally have longer payment terms, and decreased one day through the nine months ended September 30, 2025.
•We increased our investment in inventory by $15.4 million and $8.4 million for the nine months ended September 30, 2026 and nine months ended September 30, 2025, respectively. Our days sales in inventory decreased nine days through the nine months ended September 30, 2026, and was flat through the nine months ended September 30, 2025, as we continued to manage inventory levels, considering our supply needs, and balanced with sales growth across our segments.
•A decrease in prepaid expenses and other assets resulted in a source of cash of $12.5 million for the nine months ended September 30, 2026 and $8.3 million for the nine months ended September 30, 2025. These changes were primarily a result of the timing of payments made for income taxes and certain operating expenses.
•An increase in accounts payable and accrued liabilities resulted in a source of cash of $85.8 million and $3.3 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The increase in accounts payable and accrued liabilities for the nine months ended September 30, 2026, includes a liability for estimated tax payments of $67.6 million primarily related to the gain on the sale of Aerospace. Days accounts payable on hand (excluding the impact of income taxes payable for the nine months ended September 30, 2026) decreased by 16 days through the nine months ended September 30, 2026 and decreased four days through the nine months ended September 30, 2025. Our days accounts payable on hand fluctuate primarily as a result of the timing of payments made to suppliers and the mix of vendors and related terms.
Net cash provided by investing activities for the nine months ended September 30, 2026 was $1,417.5 million, while net cash used for investing activities was $59.6 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we invested $20.2 million in capital expenditures, as we continued our investment in growth, capacity and productivity-related capital projects. We also received combined net proceeds of $1,437.7 million from the sale of our Aerospace business and disposition of property and equipment. During the nine months ended September 30, 2025, we invested $43.7 million in capital expenditures, paid $37.7 million, net of cash acquired, to acquire GMT Aerospace, and received net proceeds of $21.8 million from the sale of our Arrow Engine business and disposition of property and equipment.
Net cash used for financing activities was $164.4 million for the nine months ended September 30, 2026, while net cash used for financing activities was $5.8 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we made net repayments of $72.7 million on our revolving credit facilities, purchased $82.7 million of our outstanding common stock, used a net cash amount of $4.5 million related to our stock compensation arrangements, and paid dividends of $4.4 million. Our reported net repayments from borrowings on our revolving credit facilities considers the impact of foreign currency translation. During the nine months ended September 30, 2025, we received net proceeds of $4.5 million from borrowings on our revolving credit facilities, paid $1.3 million for debt financing fees, purchased $2.3 million of outstanding common stock, used a net cash amount of $1.9 million related to our stock compensation arrangements, and paid dividends of $5.0 million.

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
For the nine months ended September 30, 2026, our consolidated subsidiaries that do not guarantee the Senior Notes represented 38% of the total of guarantor and non-guarantor net sales, treating each as a consolidated group and excluding intercompany transactions between guarantor and non-guarantor subsidiaries. In addition, our non-guarantor subsidiaries represented 17% and 12% of the total guarantor and non-guarantor assets and liabilities, respectively, as of September 30, 2026, treating the guarantor and non-guarantor subsidiaries each as a consolidated group.
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
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including the ability to, subject to certain exceptions and limitations, incur debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum total net leverage ratio (total consolidated indebtedness plus outstanding amounts under any accounts receivable securitization facility, less the aggregate amount of certain unrestricted cash and unrestricted permitted investments, as defined, over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over the sum of consolidated cash interest expense, as defined, and preferred dividends, as defined). Our permitted total net leverage ratio under the Credit Agreement is 4.00 to 1.00 as of September 30, 2026. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted total net leverage ratio cannot exceed 4.50 to 1.00 during that period. Our actual total net leverage ratio was 1.77 to 1.00 at September 30, 2026. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of September 30, 2026. Our actual interest expense coverage ratio was N/A to 1.00 at September 30, 2026. In December 2025 and March 2026, we amended the Credit Agreement to update certain definitions used in ratio and indebtedness calculations due to the sale of the Aerospace segment. At September 30, 2026, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended September 30, 2026 (dollars in thousands). We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Twelve Months Ended September 30, 2026
Net income	$913,270
Bank stipulated adjustments:
Interest expense	18,100
Income tax expense	208,470
Depreciation and amortization	48,050
Impairment charges and asset write-offs	—
Non-cash compensation expense(1)	10,200
Other non-cash expenses or losses	220
Non-recurring expenses or costs(2)	14,760
Extraordinary, non-recurring or unusual gains or losses	(1,060,690)
Effects of purchase accounting adjustments	350
Permitted dispositions	780
Currency gains and losses	2,060
Interest income	(24,090)
Permitted dispositions EBITDA	(40,500)
Consolidated Bank EBITDA, as defined	$90,980

	September 30, 2026
Total Indebtedness, as defined(3)	$160,900
Consolidated Bank EBITDA, as defined	90,980
Total net leverage ratio	1.77	x
Covenant requirement	4.00	x

Twelve Months Ended September 30, 2026
Interest expense	$18,100
Bank stipulated adjustments:
Interest income	(24,090)
Non-cash amounts attributable to amortization of financing costs	(970)
Total Consolidated Cash Interest Expense, as defined	$(6,960)

	September 30, 2026
Consolidated Bank EBITDA, as defined	$90,980
Total Consolidated Cash Interest Expense, as defined	(6,960)
Actual interest expense coverage ratio	N/A	x
Covenant requirement	3.00	x
_____________________________
(1)    Non-cash compensation expenses resulting from the grant of equity awards.
(2)    Non-recurring costs and expenses relating to diligence and transaction costs, system implementation costs, and business restructuring and severance costs.
(3)    Includes $0.9 million of finance leases. The Credit Agreement allows up to $240.0 million in cash netting.

At September 30, 2026, we had no amounts outstanding under our revolving credit facility and had $243.8 million available after giving effect to $6.2 million of letters of credit issued and outstanding. At December 31, 2025, we had $72.8 million outstanding under our revolving credit facility and had $171.2 million available after giving effect to $6.0 million of letters of credit issued and outstanding. Our letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of leverage restrictions contained in the Credit Agreement, as of September 30, 2026 we had $203.0 million of borrowing capacity available for general corporate purposes. Our borrowing capacity was not reduced by leverage restrictions contained in the Credit Agreement as of December 31, 2025.
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
Our weighted average borrowings during the nine months ended September 30, 2026 approximated $425.9 million, compared to $433.7 million during the nine months ended September 30, 2025. Our weighted average borrowings decreased year-over-year primarily due to borrowings made on our revolving credit facility in 2025 to fund certain investments in our former Aerospace segment. We fully repaid our revolving credit facility in first quarter 2026.
In May 2021, we, through one of our non-U.S. subsidiaries, entered into a revolving loan facility with a borrowing capacity of $4.0 million. The facility is guaranteed by TriMas Corporation. At September 30, 2026, we had no amounts outstanding on this loan facility.
Cash management related to our revolving credit facility is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly.
The majority of our cash on hand as of September 30, 2026 is located within the U.S. Our available funding under our revolving credit facility is $203.0 million at September 30, 2026. Based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligations for the foreseeable future, as well as dividends and share repurchases.
As of September 30, 2026, the majority of our cash was invested in liquid instruments, including U.S. Treasury Bills, U.S. Treasury‑backed money market funds and cash deposits with high‑credit‑quality financial institutions designated as Globally Systemically Important Banks. These investments earn interest at an average rate of 3.9%, and qualify as permitted investments under our Credit Agreement. We intend to maintain these investments until they are deployed for general corporate purposes, which may include, among other things, organic growth initiatives, strategically aligned acquisition opportunities, share repurchases, dividends, the repayment of outstanding indebtedness, including our Senior Notes, or a combination thereof. During the nine months ended September 30, 2026, we earned interest income of $23.9 million.
We are subject to variable interest rates on our revolving credit facility, which is subject to a benchmark interest rate determined based on the currency denomination of borrowings. At September 30, 2026, we had no amounts outstanding on our revolving credit facility and, therefore, no variable rate-based borrowings outstanding.
In addition to our long-term debt, we have other cash commitments related to leases. The majority of our lease transactions are accounted for as operating leases, and annual rent expense related thereto approximated $12.2 million in 2025. We expect leasing will continue to be an available financing option to fund future capital expenditure requirements.
In February 2026, we announced our Board of Directors had authorized us to increase the purchase of our common stock up to $150 million in the aggregate, adding to the $48.9 million remaining under the previous authorization. In the nine months ended September 30, 2026, we purchased 2,229,471 shares of our outstanding common stock for an aggregate purchase price of $82.7 million. Since the initial authorization through September 30, 2026, we have purchased 11,920,901 shares of our outstanding common stock for an aggregate purchase price of $368.4 million. We will continue to evaluate opportunities to return capital to shareholders through the purchase of our common stock and the payment of dividends, depending on market conditions, and other factors.

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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of September 30, 2026, we were party to foreign exchange forward and swap contracts to hedge changes in foreign currency exchange rates with notional amounts of $120.6 million. We also use cross-currency swap agreements to mitigate currency risks associated with the net investment in certain of our foreign subsidiaries. See Note 11, "Derivative Instruments," included in Part I, Item 1, "Notes to Consolidated Financial Statements," within this quarterly report on Form 10-Q for additional information.
We are also subject to interest risk as it relates to our long-term debt. We have historically used interest rate swap agreements to fix the variable portion of our debt to manage this risk, when applicable.
Common Stock
TriMas is listed in the NASDAQ Global Select Market. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. Our ratings have been updated following our March 2026 sale of our Aerospace business. On October 29, 2026, Moody's lowered our Corporate Family Rating to B1, and changed our outlook from "under review for possible downgrade" to stable. Moody's also lowered their rating of our Senior Notes to B2. See Note 10, "Long-term Debt" included in Part I, Item 1, "Notes to Consolidated Financial Statements" within this quarterly report on Form 10-Q. On March 26, 2026, Standard & Poor's lowered their rating of our Senior Notes to B. Standard & Poor's also lowered the corporate credit rating to B+ and maintained its outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
We entered 2026 with a clear strategic focus on strengthening our core businesses, building a more focused company following the Aerospace divestiture. We have advanced our organizational transformation by strengthening our leadership team, enhancing organizational accountability, streamlining our cost structure, advancing operational excellence initiatives and better positioning our commercial organization to support future growth. Our cost-reduction actions are contributing to year-over-year profit improvement, and we are advancing operational and commercial initiatives designed to position TriMas for sustainable growth while executing our plan to create long-term shareholder value and build a stronger TriMas for the future.
While our third quarter results did not fully reflect the benefits of these actions and were impacted by the temporary throughput challenges at Norris Cylinder, we are encouraged by the progress underway and the foundation we are building for improved performance over time.
We continue to monitor the impacts of ongoing geopolitical conditions, including the conflicts in the Middle East, on our supply chains and raw material costs. We are actively partnering with customers and suppliers to manage cost, supply chain and other geopolitical challenges which may impact our fourth quarter and full year 2026 financial results if they persist or intensify.
We believe our capital structure remains strong and that we have sufficient headroom under our financial covenants, and ample cash and available liquidity under our revolving credit facility, to meet our debt service, capital expenditure and other short-term and long-term obligations for the next 12 months and for the foreseeable future. Supported by a strong balance sheet and financial flexibility from the divestiture proceeds, we continue to take a disciplined and balanced approach to capital allocation. We plan to redeploy these proceeds in ways that we expect will enhance long-term value to our shareholders, employees and customers, including by prioritizing organic growth investments, pursuing strategically aligned acquisitions or repurchasing shares.

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
During the quarter ended September 30, 2026, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2025.

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
Evaluation of disclosure controls and procedures
As of September 30, 2026, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
During the quarter ended September 30, 2026, the Company implemented OneStream, a new financial consolidation and reporting system, replacing the Company's legacy financial reporting system. Prior to the implementation, management executed a structured transition plan that included user acceptance testing, data migration reconciliations, and parallel close processes to support the integrity of financial data and the continuity of internal controls. The Company updated its internal controls to reflect changes to the financial reporting processes impacted by the implementation. Management continues to monitor the operation of the system and evaluate the design and operating effectiveness of the related internal controls over financial reporting.
Except for the implementation of OneStream described above, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by the Company, or on behalf of the Company by an affiliated purchaser, of shares of the Company's common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
July 1, 2026 to July 31, 2026	—	$—	—	$76.5
August 1, 2026 to August 31, 2026	186,331	$40.10	186,331	$69.1
September 1, 2026 to September 30, 2026	46,819	$38.38	46,819	$67.3
Total	233,150	$39.75	233,150	$67.3
__________________________
(1)     In February 2026, the Company announced its Board of Directors had authorized the Company to increase the purchase of its common stock up to $150 million in the aggregate, adding to the $48.9 million remaining under the previous authorization. The previous authorization, approved in November 2025, authorized up to $150 million of purchases in the aggregate of its common stock. Pursuant to this share repurchase program, during the three months ended September 30, 2026, the Company repurchased 233,150 shares of its common stock at a cost of $9.3 million. The share repurchase program is effective and has no expiration date.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Arrangements
During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Adjustment of certain items in our unaudited consolidated financial statements as of and for the quarter ended September 30, 2026 included within our earnings release for the third quarter of 2026
We issued our earnings release for the three and nine months ended September 30, 2026, which was furnished to the Securities and Exchange Commission on October 29, 2026 in a Current Report on Form 8-K. Subsequent to the earnings release, management determined that certain balances required adjustment from those set forth in the earnings release. The balances that were adjusted, before consideration of income taxes, are inventories, accrued expenses and cost of sales. The impact of these adjustments is a decrease in the reported operating profit, and adjusted operating profit, for the three and nine months ended September 30, 2026 of $2.8 million, which represented a decrease in basic earnings per share of $0.06 and a decrease in diluted and adjusted earnings per share of $0.05. We have not amended, and do not intend to amend, our earnings release, and all required adjustments are included in this quarterly report on Form 10-Q

Item 6.    Exhibits
Exhibits Index:

3.1	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2007.
3.2	Third Amended and Restated By-laws of TriMas Corporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 18, 2015.
31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101
The following materials from TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ PAUL A. SWART

Date:	November 13, 2026	By:	Paul A. Swart Chief Financial Officer